Form 10-Q
period 2013-06-30
Heatwurx, Inc.
filed 2013-08-08
CIK 1533743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-184948

Heatwurx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6041 South Syracuse Way, Suite 315

Greenwood Village, CO 80111

(Address of principal executive offices and Zip Code)

(303) 532-1641

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [  ]  NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  [X]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

The registrant has 7,990,956 shares of common stock outstanding as of August 6, 2013.

HEATWURX, INC.

(A Development Stage Company)

FORM 10-Q

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2013	December 31,
	(unaudited)	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 629,804	$ 1,027,475
Accounts receivable	61,154	30,451
Prepaid expenses and other current assets	48,460	50,368
Inventory	198,372	48,749
Total current assets	937,790	1,157,043
EQUIPMENT, net of depreciation	297,433	316,357
INTANGIBLE ASSETS, net of amortization	2,232,144	2,410,715
TOTAL ASSETS	$ 3,467,367	$ 3,884,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 233,281	$ 73,172
Accrued liabilities	111,279	112,482
Interest payable	2,630	2,630
Income taxes payable	50	150
Loan payable	27,579	27,218
Current portion of senior secured notes payable	990,087	-
Current portion of senior subordinated note payable	1,000,000	500,000
Total current liabilities	2,364,906	715,652
LONG-TERM LIABILITIES:
Loan payable	92,278	106,158
Senior subordinated note payable	-	500,000
Total long-term liabilities	92,278	606,158
TOTAL LIABILITIES	$ 2,457,184	$ 1,321,810
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:

Series A Preferred Stock,  $0.0001 par value, 43,000 and 600,000 issued and outstanding at June 30, 2013 and December 31, 2012,

respectively; liquidation preference of $42,171 at June 30, 2013 and

$568,490 as of December 31, 2012

	$ 4	$ 60
Series B Preferred Stock, $0.0001 par value, 698,603 and 1,500,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively; liquidation preference of $1,586,460 at June 30, 2013 and $3,286,685 as of December 31, 2012	70	150
Series C Preferred Stock, $0.0001 par value, 331,000 and 760,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively; liquidation preference of $709,591 at June 30, 2013 and $1,569,172 as of December 31, 2012	33	76
Series D Preferred Stock, $0.0001 par value, no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.0001 par value, 20,000,000 shares authorized; 7,029,397 and 1,900,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	703	190
Additional paid-in capital	6,041,995	5,992,636
Accumulated deficit during development stage	(5,032,622)	(3,430,807)
Total stockholders’ equity	$ 1,010,183	$ 2,562,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,467,367	$ 3,884,115

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		For the period from March 29, 2011 (date of inception) Through June 30,
	2013	2012	2013	2012	2013
REVENUE:
Equipment sales	$ 96,000	$ 97,022	$ 115,200	$ 111,636	$ 305,345
Other revenue	1,280	-	1,280	-	18,814
Total revenues	97,280	97,022	116,480	111,636	324,159

COST OF GOODS SOLD	61,525	53,828	73,650	66,233	206,905
GROSS PROFIT	35,755	43,194	42,830	45,403	117,254

EXPENSES:
Selling, general and administrative	665,605	300,318	1,402,171	690,378	3,897,737
Research and development	63,360	148,042	134,986	292,140	756,794
Total expenses	728,965	448,360	1,537,157	982,518	4,654,531

LOSS FROM OPERATIONS	(693,210)	(405,166)	(1,494,327)	(937,115)	(4,537,277)

OTHER INCOME AND EXPENSE:
Interest income	393	-	1,034	791	5,865
Interest expense	(33,754)	(69,863)	(49,643)	(119,342)	(392,878)
Total other income and expense	(33,361)	(69,863)	(48,609)	(118,551)	(387,013)

LOSS BEFORE INCOME TAXES	(726,571)	(475,029)	(1,542,936)	(1,055,666)	(4,924,290)
Income taxes	-	(50)	-	(50)	(281)
NET LOSS	$ (726,571)	$ (475,079)	$ (1,542,936)	$ (1,055,716)	$ (4,924,571)

Preferred Stock Cumulative Dividend	41,787	69,617	83,112	139,234	243,183
Net loss available to common stockholders	$ (768,358)	$ (544,696)	$ (1,626,048)	$ (1,194,950)	$ (5,167,754)
Net loss per common share basic and diluted	$ (0.34)	$ (0.31)	$ (0.79)	$ (0.63)	$ (2.36)
Weighted average shares outstanding used in calculating net loss per common share	2,233,414	1,750,000	2,067,628	1,894,231	2,193,678

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		For the period from March 29, 2011(date of inception) through June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,542,936)	$ (1,055,716)	$ (4,924,571)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	26,256	775	45,963
Amortization	178,571	-	267,856
Bad debt expense	-	3,500	3,500
Non-cash expenses exchanged for services	-	-	1,694
Stock-based compensation	49,693	355,247	718,805
Changes in current assets and liabilities:
Increase in receivables	(30,203)	(29,199)	(64,154)
Increase (decrease) in prepaid and other current assets	1,408	-	(48,960)
Increase in inventory	(149,623)	(62,474)	(198,372)
Increase (decrease) in income taxes payable	(100)	50	50
Increase in accounts payable	160,109	198,976	233,281
Increase (decrease) in accrued liabilities	(60,082)	1,076	3,228
(Decrease) increase in interest payable	-	(658)	2,630
Cash used in operating activities	(1,366,907)	(588,423)	(3,959,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,332)	(75,689)	(345,090)
Acquisition of business	-	-	(2,500,000)
Cash used in investing activities	(7,332)	(75,689)	(2,845,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes payable	990,087	-	2,490,087
Proceeds from issuance of senior subordinated note payable	-	-	1,000,000
Proceeds from issuance of common shares	-	-	4,000
Proceeds from exercise of options	-	-	300,000
Proceeds from issuance of Series A preferred shares	-	-	500,000
Proceeds from issuance of Series B preferred shares	-	-	3,000,000
Proceeds from issuance of Series C preferred shares	-	-	1,520,000
Loan proceeds from equipment loan payable	-	-	142,290
Loan repayment of equipment loan payable	(13,519)	-	(22,433)
Repayment of senior secured notes payable	-	-	(1,500,000)
Cash provided by financing activities	$ 976,568	-	7,433,944

NET CHANGE IN CASH AND CASH EQUIVALENTS	(397,671)	(664,112)	629,804

CASH AND CASH EQUIVALENTS, beginning of period	1,027,475	2,794,937	-
CASH AND CASH EQUIVALENTS, end of period	$ 629,804	$ 2,130,825	$ 629,804

Cash paid for interest	$ 49,643	$ 119,342	$ 392,878
Cash paid for income taxes	$ 100	$ -	$ 300
Dividend payable in accrued expenses	$ 47,591	$ -	$ 47,591

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

11.

PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc., a Delaware corporation (“Heatwurx,” or the “Company”), is a development stage, asphalt repair equipment and technology company.  Heatwurx was incorporated on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011.  (Note 4)

Development Stage - From the date of incorporation, the Company has been in the development stage and therefore is classified as a development stage company.

2.

BASIS OF PRESENATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of June 30, 2013.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2012, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our registration statement on Form S-1/A for the year ended December 31, 2012.  Our accounting policies did not change in the second quarter or first half of 2013.  Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company also faces certain risks and uncertainties which are present in many emerging companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party manufacturing organizations.

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the first half of 2013, the Company incurred a net loss of $1,542,936 a working capital deficit of $1,427,116 and utilized $1,366,907 in cash flows from operating activities.  The Company had cash on hand of approximately $630,000 as of June 30, 2013.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives.  We cannot assure that additional debt or equity or other funding will be available to us on acceptable terms, if at all.  If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate our operations, or seek to merge with or be acquired by another company.

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2013, the Company had an accumulated deficit of approximately $5,033,000.  The Company had a working capital deficit of approximately $1,427,000 as of June 30, 2013 and notes payable of $2,000,000 due within the next 12 months.  The issues described above raise substantial doubt about the Company’s ability to continue as a going concern.  Management of the Company intends to address these issues by raising additional capital through a through a private placement of equity or debt securities.  If we successfully complete these transactions, we believe the proceeds we will receive from them will be sufficient to fund our operations, including our expected capital expenditures, through at least the next twelve months.

Management anticipates that the Company will require additional funds to continue operations.  As of June 30, 2013, we had approximately $630,000 cash on hand and were spending approximately $250,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.  In May 2013, we raised $1,000,000 pursuant to the terms of a Senior Loan Agreement and the issuance of Senior Secured Promissory Notes.  In connection with these loans, we paid each investor an origination fee of 1.5%, for a total of $15,000.  These promissory notes mature on September 15, 2013, and bear interest at 12% per annum.  Interest is payable monthly commencing on the first day of the month following the issuance date of the notes.  The loans are secured by all of our assets, except for certain equipment we have previously financed.  Mr. Giles has agreed to subordinate to these lenders his security interest in our assets granted under the Subordinated Security Agreement dated April 15, 2011, between us and Mr. Giles entered into in connection with the senior subordinated note issued to him in the amount of $1,000,000.  In regards to the notes payable, we have an obligation to make principal payments of $1,000,000 on September 15, 2013 for our senior secured promissory notes and a series of principal payments totaling $1,000,000 on our current senior subordinated note payable beginning in October 2013 through April 2014.  We anticipate the need to secure funding of up to approximately $4,500,000 over the next twelve months to meet our cash flow requirements and repay our secured debt.

The accompanying unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements - From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to be material to our financial statements upon adoption.

3.

PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	June 30, 2013	December 31, 2012
	(unaudited)
Computer equipment & software	$ 20,561	$ 14,285
Demo equipment	322,488	321,432
	343,049	335,717
Accumulated depreciation	(45,616)	(19,360)
	$ 297,433	$ 316,357

Depreciation expense was $13,223 and $26,256 for the three and six months ended June 30, 2013 and $715 and $775 for the three and six months ended June 30, 2012.

4.

ACQUISTION:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000. The purchase price was paid in a $1,500,000 cash payment and the issuance of a senior subordinated note to the seller in the amount of $1,000,000. (Note 5)

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain business relationships that were in process, but not finalized as of the acquisition date.  Collectively, these investments constitute the in-process research and development we refer to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of 7 years. The estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.

In conjunction with the Asset Purchase Agreement, the Company granted 200,000 performance stock options to a founder of the Company with an exercise price of $0.40 per share and a term of 7 years. Following the effectiveness of the 7 for 1 stock split that was completed in October 2011, the 200,000 performance stock options were exchanged for 1,400,000 performance stock options with an exercise price of $0.057 per share.

The performance stock options will vest in full on the occurrence of any the following: (1) The Company achieves total revenue in the twelve month period ended April 2013 of $24,750,000 determined in accordance with U.S. GAAP; (2) the Company achieves total revenue in the twelve month period ended April 2014 of $49,500,000; or (3) the Company achieves total revenue in the twelve month period ended April 2015 of $99,000,000. If the performance stock options do not vest per the aforementioned vesting schedule, the performance stock options will immediately terminate and expire.

The performance stock options are being accounted for as contingent consideration and were recognized at its estimated fair value at the acquisition date in the amount of $0.  In order for the options to vest, as described above, the Company must achieve certain revenue targets within three years from December 31, 2012.  In order to determine the fair value of the options granted, the Company prepared a forecast of the probability that the targets would be achieved, with a focus on the 2013 revenue given the uncertainty of forecasting revenue for years 2014 and 2015 given the Company’s development stage.  The Company prepared three scenarios only one of which resulted in the options vesting.  The Company’s forecasts indicated a 95% probability that the options would not vest and therefore would have no value.  Although the third scenario did result in the options vesting, as the probability was only 5%, the value associated with this scenario was immaterial.

5.

NOTES PAYABLE:

Senior Secured Notes Payable - The Company issued senior secured promissory notes totaling $1,000,000 on May 22, 2013. The notes bear interest at a rate of 12% per annum and is payable monthly on the first day of each month.  The notes are secured by all of our assets, except for certain equipment we have previously financed.  The entire principal balance and all accrued interest is due September 15, 2013.   Mr. Gus Blass III, a member of our board of directors and a stockholder, holds $125,000 of this debt in an individual capacity and $125,000 through an entity in which he is a managing member.

Senior Subordinated Note Payable - The Company issued a senior subordinated note payable in the amount of $1,000,000 on April 15, 2011 to Richard Giles, a founder, stockholder and former director of the Company.  The note bears interest at a rate of 6% per annum and matures on April 15, 2014. The holder of the senior subordinated note has agreed to subordinate to the lenders of the senior secured notes his security interest in our assets granted under the Subordinated Security Agreement dated April 15, 2011.  As of June 30, 2013, the note is subject to mandatory principal payments as follows:

Date of Payment	Amount of Payment
October 15, 2013	$ 250,000
December 15, 2013	250,000
February 15, 2014	250,000
April 15, 2014	250,000
Total principal payments	$ 1,000,000

Interest on the senior subordinated note payable totaling $2,630 was outstanding at June 30, 2013.

Loan Payable - In September 2012, the Company financed the purchase of equipment used for transport and demonstration of our equipment.  The note, in the original amount of $142,290, bears interest at a rate of 2.6% per annum and matures on September 4, 2017.

As of June 30, 2013, the note is subject to mandatory principal payments as follows:

Year ending December 31,	Payments
2013	$ 20,481
2014	27,944
2015	28,689
2016	29,454
2017	20,071
Total principal payments	$ 126,639

6.

STOCKHOLDERS’ EQUITY

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. As of June 30, 2013 there were 7,029,397 common shares outstanding.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value, of which 600,000 shares were designated as Series A Preferred Stock, 1,500,000 shares were designated as Series B Preferred Stock, 760,000 shares were designated as Series C Preferred stock, and 1,500,000 were designated as Series D Preferred Stock.

Series A Preferred Stock - As of June 30, 2013 there were 43,000 shares of Series A Preferred Stock outstanding.

During the three months ended June 30, 2013; 557,000 Series A preferred shares were converted to common shares at a ratio of 7:1.  The Series A Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series A Preferred Stock accrue dividends at the rate per annum of $0.066664. The conversion of Series A preferred shares to common shares resulted in a release of $72,015 in accumulated dividends during the three months ended June 30, 2013.  At June 30, 2013 Series A Preferred Stock had dividends accumulated of $6,338.  No dividends have been declared, therefore there are no amounts accrued on the balance sheet.

The holders of the Series A Preferred Stock have conversion rights equivalent to such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series A original issue price of $0.8333 by the then applicable conversion price. The conversion ratio is subject to customary anti-dilution adjustments, including in the event that the Company issues equity securities at a price equivalent to or less than the conversion price in effect immediately prior to such issue.

The holders of Series A Preferred Stock have a liquidation preference over the holders of the Company’s common stock equivalent to the purchase price per share of the Series A Preferred Stock plus any accrued and unpaid dividends, whether or not declared, on the Series A Preferred Stock.  A liquidation would be deemed to occur upon the happening of customary events, including transfer of all or substantially all of the Company’s common stock or assets or a merger, or consolidation. The Company believes that such liquidation events are within its control and therefore has classified the Series A Preferred Stock in stockholders’ equity.

The holders of Series A Preferred Stock vote together as a single class with the holders of the Company’s common stock on all action to be taken by the Company’s stockholders. Each share of Series A Preferred Stock entitles the holder to the number of votes equal to the number of shares of common stock into which the shares of the Series A Preferred Stock are convertible into as of the record date for determining stockholders entitled to vote on such matter.

In connection with the issuance of Series A Preferred Stock, the Company entered into an Investors’ Rights Agreement (the “Rights Agreement”). The Rights Agreement provides that holders of at least 40% of the Series A Preferred Stock, including common stock into which the Series A Preferred Stock has been converted, may demand and cause the Company to register a Form S-1 or Form S-3, if eligible, on their behalf for the shares of common stock issued, issuable or that may be issuable upon conversion of the Series A Preferred Stock (the “Registrable Securities”). Whenever required under this agreement to effect the registration of any Registrable Securities, the Company shall, as expeditiously as reasonably possible prepare and file with the SEC a registration statement with respect to such Registrable Securities and use its commercially reasonable efforts to cause such registration statement to become effective.

Series B Preferred Stock - As of June 30, 2013 there were 698,603 shares of Series B Preferred Stock outstanding.

During the three months ended June 30, 2013; 801,397 Series B preferred shares were converted to common shares.  The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock accrue dividends at the rate per annum of $0.16 per share. The conversion of Series B preferred shares to common shares resulted in a release of $156,609 in accumulated dividends during the three months ended June 30, 2013. At June 30, 2013, Series B Preferred Stock had dividends accumulated of $189,254.  No dividends have been declared, therefore there are no amounts accrued on the balance sheet.

The holders of the Series B Preferred Stock have conversion rights equivalent to such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series B original issue price of $2.00 by the then applicable conversion price. The conversion ratio is subject to customary anti-dilution adjustments, including in the event that the Company issues equity securities at a price equivalent to or less than the conversion price in effect immediately prior to such issue.

The holders of Series B Preferred Stock have a liquidation preference over the holders of the Company’s common stock equivalent to the purchase price per share of the Series B Preferred Stock plus any accrued and unpaid dividends, whether or not declared, on the Series B Preferred Stock. A liquidation would be deemed to occur upon the happening of customary events, including transfer of all or substantially all of the Company’s common stock or assets or a merger, or consolidation. The Company believes that such liquidation events are within its control and therefore the Company has classified the Series B Preferred Stock in stockholders’ equity.

The holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s common stock on all action to be taken by the Company’s stockholders. Each share of Series B Preferred Stock entitles the holder to the number of votes equal to the number of shares of common stock into which the shares of the Series B Preferred Stock are convertible into as of the record date for determining stockholders entitled to vote on such matter.

In connection with the issuance of Series B Preferred Stock, the Company entered into an Investors’ Rights Agreement with the same terms and conditions as the Rights Agreement for the Series A Preferred Stock described above.

Series C Preferred Stock - As of June 30, 2013 there were 331,000 shares of Series C Preferred Stock outstanding.

During the three months ended June 30, 2013; 429,000 Series C preferred shares were converted to common shares. The Series C Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series C Preferred Stock accrue dividends at the rate per annum of $0.16 per share. Dividends of $60,461 were paid upon the conversion of Series C preferred shares to common shares.  At June 30, 2013, Series C Preferred Stock had dividends accumulated of $47,591.  As dividends are accrued and payable quarterly on the Series C Preferred Stock, the Company has accrued $47,591 for dividends payable in accrued expenses as of June 30, 2013.

The holders of the Series C Preferred Stock have conversion rights equivalent to such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series C original issue price of $2.00 by the then applicable conversion price. The conversion ratio is subject to customary anti-dilution adjustments, including in the event that the Company issues equity securities at a price equivalent to or less than the conversion price in effect immediately prior to such issue.

The holders of Series C Preferred Stock have a liquidation preference over the holders of the Company’s common stock equivalent to the purchase price per share of the Series C Preferred Stock plus any accrued and unpaid dividends, whether or not declared, on the Series C Preferred Stock. A liquidation would be deemed to occur upon the happening of customary events, including transfer of all or substantially all of the Company’s common stock or assets or a merger, or consolidation. The Company believes that such liquidation events are within its control and therefore the Company has classified the Series C Preferred Stock in stockholders’ equity.

The holders of Series C Preferred Stock vote together as a single class with the holders of the Company’s common stock on all action to be taken by the Company’s stockholders. Each share of Series C Preferred Stock entitles the holder to the number of votes equal to the number of shares of common stock into which the shares of the Series C Preferred Stock are convertible into as of the record date for determining stockholders entitled to vote on such matter.

In connection with the issuance of Series C Preferred Stock, the Company entered into an Investors’ Rights Agreement with the same terms and conditions as the Rights Agreement for the Series A Preferred Stock described above.

Series D Preferred Stock - As of June 30, 2013 there were no shares of Series D Preferred Stock outstanding.

On June 21, 2013, the Company offered 1,500,000 units at $3.00 per unit for potential total proceeds of $4,500,000.  Each unit consists of one share of Series D Preferred Stock and one-half common stock purchase warrant, with each whole warrant exercisable at $3.00 per share.  The Series D Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock.  Holders of Series D Preferred Stock accrue dividends at the rate of 8%, payable on a quarterly basis.

The holders of the Series D Preferred Stock have conversion rights equivalent to such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series D original issue price of $3.00 by the then applicable conversion price. The conversion ratio is subject to customary anti-dilution adjustments, including in the event that the Company issues equity securities at a price equivalent to or less than the conversion price in effect immediately prior to such issue.

The holders of Series D Preferred Stock have a liquidation preference over the holders of the Company’s common stock equivalent to the purchase price per share of the Series D Preferred Stock plus any accrued and unpaid dividends, whether or not declared, on the Series D Preferred Stock. A liquidation would be deemed to occur upon the happening of customary events, including transfer of all or substantially all of the Company’s common stock or assets or a merger, or consolidation. The Company believes that such liquidation events are within its control and therefore the Company has classified the Series D Preferred Stock in stockholders’ equity.

The holders of Series D Preferred Stock vote together as a single class with the holders of the Company’s common stock on all action to be taken by the Company’s stockholders. Each share of Series D Preferred Stock entitles the holder to the number of votes equal to the number of shares of common stock into which the shares of the Series D Preferred Stock are convertible into as of the record date for determining stockholders entitled to vote on such matter.

Each unit will include one-half warrant.  Each full warrant grants the right to purchase a share of our common stock.  The Warrants will be exercisable by the holders at any time on or after the issuance date of the Warrants and through and including July 31, 2014.

Treasury Stock Transaction

Effective January 26, 2012 two of our founders, including our former Chief Executive Officer, Mr. Larry Griffin, severed their ties with the Company upon execution of a settlement agreement with us.  At the time of their departure from the Company, each of them returned 525,000 shares of common stock to the Company for cancellation to assist the Company and provide for a better capitalization to all the investors, and sold their remaining shares to other private individuals with no proceeds going to the Company.  The settlement agreement did not provide for payment by us or the founders.

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2011	300,000	$ 2.00
Granted	872,000	$ 2.00
Exercised	(150,000)	$ 2.00
Cancelled	-	$ -
Balance, December 31, 2012	1,022,000	$ 2.00	4.30
Granted	10,000	$ 3.00
Exercised	-	$ -
Cancelled	-	$ -
Balance, June 30, 2013	1,032,000	$ 2.01	3.72
Exercisable, December 31, 2012	710,000	$ 2.00
Exercisable, June 30, 2013	732,000	$ 2.00

On June 20, 2013, the Board of Directors approved the grant of 10,000 options to the Company’s Secretary, in accordance with the terms of the 2011 Equity Incentive Plan, as amended.  The Options vest immediately and have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

June 30, 2013
Risk-free interest rate range	0.62% - 0.91%
Expected life	5.0 years
Vesting Period	0 - 4 Years
Expected volatility	39%
Expected dividend	-
Fair value range of options at grant date	$0.675- $0.705

The Company recorded stock-based compensation expense of $30,371 and $49,693 during the three and six months ended June 30, 2013, respectively. The Company recorded stock-based compensation expense of $73,368 and $355,247 during the three and six months ended June 30, 2012, respectively.

As of June 30, 2013 there was $142,782 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance Stock options granted during the three and six months ended June 30, 2013.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2011	1,400,000	$ 0.06
Granted	40,000	$ 2.00
Exercised	-	$ -
Cancelled	-	$ -
Balance, June 30, 2013 and December 31, 2012	1,440,000	$ 0.11
Exercisable, June 30, 2013 and December 31, 2012	40,000	$ 2.00

See Note 4 for further discussion of the performance options.

7.

NET LOSS PER COMMON SHARE:

The Company computes loss per share of common stock using the two-class method required for participating securities.  Our participating securities include all series of our convertible preferred stock.  Undistributed earnings allocated to these participating securities are added to net loss in determining net loss attributable to common stockholders.  Basic and Diluted loss per share are computed by dividing net loss attributable to common stockholder by the weighted-average number of shares of common stock outstanding.

Outstanding options were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,		For the period from March 29, 2011 (date of inception) through June 30,
	2013	2012	2013	2012	2013
Net Loss	$ (726,571)	$ (475,079)	$ (1,542,936)	$ (1,055,716)	$ (4,924,571)
Basic and diluted:
Preferred stock cumulative dividend - Series A	715	9,945	1,421	19,890	6,338
Preferred stock cumulative dividend - Series B	27,868	59,672	55,429	119,344	189,254
Preferred stock cumulative dividend - Series C	13,204	-	26,262	-	47,591
Net income available to preferred stockholders	41,787	69,617	83,112	139,234	243,183
Net loss attributable to common stockholders	(768,358)	(544,696)	(1,626,048)	(1,194,950)	(5,167,754)

8.

COMMITMENTS AND CONTINGENCIES:

Lease Commitments - On July 18, 2012, the Company entered into a thirteen month lease for office space for our corporate headquarters located in Greenwood Village, Colorado.  Under the terms of the lease agreement, the Company leased approximately 2,244 square feet of general office space.  The lease term commenced on July 23, 2012 and continues through August 31, 2013.

Total rent expense for the three and six months ended June 30, 2013 was $8,819 and $17,639, respectively.  Rent expense for the three and six months ended June 30, 2012 was $4,248 and $6,732, respectively.

The Company’s remaining commitment under its current lease term for 2013 is approximately $5,000.

Purchase Commitments - As of June 30, 2013, the Company has a commitment to its manufacturer to purchase equipment totaling approximately $194,000.

9.

RELATED PARTY TRANSACTIONS:

During the three and six months ended June 30, 2013, the Company paid consulting fees of $47,400 and $94,800, respectively to Richard Giles, a founder, stockholder and former director of the Company.  During the three and six months ended June 30, 2012 the Company paid consulting fees of $37,700 and $75,400, respectively to Richard Giles.  There were no other payments to related parties during the three months ended June 30, 2012.  During the six months ended June 30, 2012 the company also paid consulting fees of $12,500 to Larry Griffin, a founder, and former executive officer of the Company.

10.

SUBSEQUENT EVENTS:

On June 21, 2013, the Company offered 1,500,000 units at $3.00 per unit for potential total proceeds of $4,500,000.  As of August 6, 2013 we have issued 317,830 shares, and warrants to purchase 158,915 shares of common stock for total gross proceeds of $953,490 discussed further in Note 6 Stockholders’ Equity.

On July 25, 2013, the Company signed an extension of 6 months for the lease of the corporate headquarters office space, extending the lease term to February 28, 2014.  The new six month lease commitment is approximately $19,000.

On July 15, 2013 the company paid approximately $61,000 to the manufacturer for equipment disclosed in Note 8 Commitments and Contingencies.    The Company’s current commitment to its manufacturer is $133,000.

As of August 6, 2013; 43,000 Series A preferred shares, 461,559 Series B preferred shares and 199,000 Series C preferred shares were converted into a total of 961,559 common shares subsequent to June 30, 2013. Dividends of $23,466 were paid upon the conversion of Series C preferred shares to common shares subsequent to the June 30, 2013 reporting date.  As of August 6, 2013 there were 7,990,956 common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our S-1 Registration Statement, as amended, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•

risks associated with the asphalt repair industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions;

•

risks associated with the asphalt repair industry, including changes in laws or regulations, increases in taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;

•

the availability and terms of financing and capital and the general volatility of securities markets;

•

changes in the competitive environment in the asphalt repair industry;

•

risks related to natural disasters;

•

litigation; and

•

other risk factors discussed in the S-1 Registration Statement, as amended, filed by the Company with the Securities and Exchange Commission.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Overview and Basis of Presentation

Heatwurx, Inc. was incorporated under the laws of the State of Delaware on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011. We have not yet commercialized our products and we are therefore classified as a development stage enterprise.

We are an asphalt preservation and repair equipment company.  Our innovative, and eco-friendly hot-in-place recycling process corrects surface distresses within the top 3 inches of existing pavement by heating the surface material to a temperature between 350° and 400° Fahrenheit with our electrically powered infrared heating equipment, mechanically loosening the heated material with our processor/tiller attachment that is optimized for producing a seamless repair, and mixing in additional recycled asphalt pavement and a binder (asphalt-cement), and then compacting repaired area with a vibrating roller or compactor.  We consider our equipment to be eco-friendly as the Heatwurx process reuses and rejuvenates distressed asphalt, uses recycled asphalt pavement for filler material, eliminates travel to and from asphalt batch plants, and extends the life of the roadway.  We believe our equipment, technology and processes provide savings over other processes that can be more labor and equipment intensive.

Section 107 of the JOBS Act provides that an “emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith.  This discussion should not be construed to imply that results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Our results of operations include the activity of the successor for the six months ended June 30, 2013 and 2012 and the period from March 29, 2011 (date of inception) through June 30, 2013.  For the six months ended June 30, 2013, our net loss was $1,542,936, compared to a net loss of $1,055,716.  Further description of these losses is provided below.

Revenue

Revenue increased to approximately $116,000 for the six months ended June 30, 2013 from approximately $112,000 for the six months ended June 30, 2012.

Given we are still in a start-up stage, sales of our equipment have not been material to date.  Accordingly, for accounting purposes we consider ourselves to be a development stage company.

Cost of goods sold

Cost of goods sold increased to approximately $74,000 for the six months ended June 30, 2013 from approximately $66,000 for the six months ended June 30, 2012.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $1,402,000 for the six months ended June 30, 2013 from approximately $690,000 for the six months ended June 30, 2012. The increase in selling, general and administrative expenses is principally due to increased employee expenses related to the hiring of company employees of approximately $183,000, increased costs of approximately $247,000 in advertising and promotion activities related to business development, increased costs (including legal fees, accounting fees and other items) of approximately $78,000, and an increase in depreciation and amortization of approximately $204,000.

Research and Development

Research and development decreased to approximately $135,000 for the six months ended June 30, 2013 from approximately $292,000 for the six months ended June 30, 2012. The principal reason for the decrease is due to fewer legal and other intellectual property consulting fees related to certain patent applications on technology and processes that may be patentable.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

For the quarter ended June 30, 2013, our net loss was $726,571, compared to a net loss of $475,079.  Further description of these losses is provided below.

Revenue

Revenue remained consistent at approximately $97,000 for the three months ended June 30, 2013 and 2012.

Cost of goods sold

Cost of goods sold increased to approximately $62,000 for the three months ended June 30, 2013 from approximately $54,000 for the three months ended June 30, 2012.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $666,000 for the three months ended June 30, 2013 from approximately $300,000 for the three months ended June 30, 2012. The increase in selling, general and administrative expenses is principally due to increased employee expenses related to the hiring of company employees of approximately $179,000, increased costs of approximately $103,000 in advertising and promotion activities related to business development, an increase in depreciation and amortization of approximately $102,000; offset by decreased costs (including legal fees, accounting fees and IPO related items) of approximately $19,000.

Research and Development

Research and development decreased to approximately $63,000 for the three months ended June 30, 2013 from approximately $148,000 for the three months ended June 30, 2012. The principal reason for the decrease is due to fewer legal and other intellectual property consulting fees related to certain patent applications on technology and processes that may be patentable.

Liquidity and capital resources

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the first half of 2013, the Company incurred a net loss of $1,542,936 a working capital deficit of $1,427,116 and utilized $1,366,907 in cash flows from operating activities.  The Company had cash on hand of approximately $630,000 as of June 30, 2013.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives.  We cannot assure that additional debt or equity or other funding will be available to us on acceptable terms, if at all.  If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate our operations, or seek to merge with or be acquired by another company.

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2013, the Company had an accumulated deficit of approximately $5,033,000.  The Company had a working capital deficit of approximately $1,427,000 as of June 30, 2013 and notes payable of $2,000,000 due within the next 12 months.  The issues described above raise substantial doubt about the Company’s ability to continue as a going concern.  Management of the Company intends to address these issues by raising additional capital through a private placement of equity or debt securities.  If we successfully complete these transactions, we believe the proceeds we will receive from them will be sufficient to fund our operations, including our expected capital expenditures, through at least the next twelve months.

Management anticipates that the Company will require additional funds to continue operations.  As of June 30, 2013, we had approximately $630,000 cash on hand and were spending approximately $250,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.  In May 2013, we raised $1,000,000 pursuant to the terms of a Senior Loan Agreement and the issuance of Senior Secured Promissory Notes.  In connection with these loans, we paid each investor an origination fee of 1.5%, for a total of $15,000.  These promissory notes mature on September 15, 2013, and bear interest at 12% per annum.  Interest is payable monthly commencing on the first day of the month following the issuance date of the notes.  The loans are secured by all of our assets, except for certain equipment we have previously financed.  Mr. Giles has agreed to subordinate to these lenders his security interest in our assets granted under the Subordinated Security Agreement dated April 15, 2011, between us and Mr. Giles entered into in connection with the senior subordinated note issued to him in the amount of $1,000,000.  In regards to the notes payable, we have an obligation to make principal payments of $1,000,000 on September 15, 2013 for our senior secured promissory notes and a series of principal payments totaling $1,000,000 on our current senior subordinated note payable beginning in October 2013 through April 2014.  We anticipate the need to secure funding of up to approximately $4,500,000 over the next twelve months to meet our cash flow requirements and repay our secured debt.

On June 21, 2013, the Company offered 1,500,000 units at $3.00 per unit for potential total proceeds of $4,500,000.  Each unit consists of one share of Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.  The Series D Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock.  Holders of Series D Preferred Stock accrue dividends at the rate of 8%, payable on a quarterly basis.  As of August 6, 2013 we have issued 317,830 shares, and warrants to purchase 158,915 shares of common stock for total gross proceeds of $953,490.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern.  We believe if the Series D Preferred stock offering is successful the proceeds we will receive will be sufficient to fund our operations, including our expected capital expenditures, through the next twelve months.  Without these additional funds, we may be required to reduce operations, curtail any future growth opportunities, or cease operations all together.

Off-Balance Sheet arrangements

None

Recent accounting pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2013 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the information for this item.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer, Stephen Garland, and our principal financial and accounting officer, Allen Dodge, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a - 15(f)) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

See “Risk Factors” as disclosed in the S-1 Registration Statement, as amended, as filed with the Securities and Exchange Commission on May 23, 2013.

ITEM 6.  EXHIBITS

SEC Ref. No.	Title of Document
3.1	Certificate of Incorporation, as amended
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEATWURX, INC.

Dated: August 8, 2013	By: /s/ Stephen Garland
Stephen Garland, Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2013	By: /s/ Allen Dodge
Allen Dodge, Chief Financial Officer
(Principal Accounting Officer)