Form 10-Q
period 2013-09-30
Heatwurx, Inc.
filed 2013-11-08
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  [ ]  NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

The registrant has 8,072,000 shares of common stock outstanding as of November 6, 2013.

HEATWURX, INC.

(A Development Stage Company)

FORM 10-Q

For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2013	December 31,
	(unaudited)	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,001,937	$ 1,027,475
Accounts receivable	24,399	30,451
Prepaid expenses and other current assets	80,092	50,368
Inventory	207,001	48,749
Total current assets	1,313,429	1,157,043
EQUIPMENT, net of depreciation	386,763	316,357
INTANGIBLE ASSETS, net of amortization	2,142,858	2,410,715
TOTAL ASSETS	$ 3,843,050	$ 3,884,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 101,394	$ 73,172
Accrued liabilities	165,384	112,482
Interest payable	2,630	2,630
Income taxes payable	75	150
Loan payable	40,339	27,218
Current portion of senior subordinated note payable	1,000,000	500,000
Total current liabilities	1,309,822	715,652
LONG-TERM LIABILITIES:
Loan payable	156,198	106,158
Senior subordinated note payable	-	500,000
Total long-term liabilities	156,198	606,158
TOTAL LIABILITIES	$ 1,466,020	$ 1,321,810
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Series A Preferred Stock, $0.0001 par value, no shares issued and outstanding at September 30, 2013 and 600,000 issued and outstanding at December 31, 2012; no liquidation preference at September 30, 2013 and liquidation preference of $568,490 as of December 31, 2012	$ -	$ 60
Series B Preferred Stock, $0.0001 par value, 212,022 and 1,500,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively; liquidation preference of $490,032 at September 30, 2013 and $3,286,685 as of December 31, 2012	21	150
Series C Preferred Stock, $0.0001 par value, 101,000 and 760,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively; liquidation preference of $220,595 at September 30, 2013 and $1,569,172 as of December 31, 2012	10	76
Series D Preferred Stock, $0.0001 par value, 727,648 shares issued and outstanding at September 30, 2013 and no shares issued and outstanding at December 31, 2012; liquidation preference of $2,384,080 at September 30, 2013 and no liquidation preference as of December 31, 2012	73	-
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,046,978 and 1,900,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	805	190
Additional paid-in capital	8,334,863	5,992,636
Accumulated deficit during development stage	(5,958,742)	(3,430,807)
Total stockholders’ equity	$ 2,377,030	$ 2,562,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,843,050	$ 3,884,115

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from March 29, 2011 (date of inception) Through September 30,
	2013	2012	2013	2012	2013
REVENUE:
Equipment sales	$ 118,728	$ 48,558	$ 233,928	$ 160,194	$ 424,073
Other revenue	7,182	500	8,462	500	25,996
Total revenues	125,910	49,058	242,390	160,694	450,069

COST OF GOODS SOLD	80,450	33,916	154,100	100,149	287,355
GROSS PROFIT	45,460	15,142	88,290	60,545	162,714

EXPENSES:
Selling, general and administrative	664,425	519,171	2,066,596	1,209,549	4,562,162
Research and development	55,465	64,072	190,451	356,212	812,259
Total expenses	719,890	583,243	2,257,047	1,565,761	5,374,421

LOSS FROM OPERATIONS	(674,430)	(568,101)	(2,168,757)	(1,505,216)	(5,211,707)

OTHER INCOME AND EXPENSE:
Interest income	989	1,047	2,023	1,838	6,854
Interest expense	(45,399)	(34,728)	(95,042)	(154,070)	(438,277)
Total other income and expense	(44,410)	(33,681)	(93,019)	(152,232)	(431,423)

LOSS BEFORE INCOME TAXES	(718,840)	(601,782)	(2,261,776)	(1,657,448)	(5,643,130)
Income taxes	-	(100)	-	(150)	(281)
NET LOSS	$ (718,840)	$ (601,882)	$ (2,261,776)	$ (1,657,598)	$ (5,643,411)

Preferred Stock Cumulative Dividend	213,760	89,705	238,596	228,939	285,719
Net loss attributable to common stockholders	$ (932,600)	$ (691,587)	$ (2,500,372)	$ (1,886,537)	$ (5,929,130)
Net loss per common share basic and diluted	$ (0.12)	$ (0.40)	$ (0.62)	$ (1.02)	$ (2.15)
Weighted average shares outstanding used in calculating net loss per common share	7,837,262	1,750,000	4,011,974	1,845,803	2,760,501

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

(A Development Stage Company)

UNAUDITED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		For the period from March 29, 2011 (date of inception) Through September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,261,776)	$ (1,657,598)	$ (5,643,411)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	40,774	5,450	60,481
Amortization	267,857	-	357,142
Bad debt expense	-	3,500	3,500
Non-cash expenses exchanged for services	-	-	1,694
Stock-based compensation	67,219	430,448	736,331
Changes in current assets and liabilities:
Decrease (increase) in receivables	6,552	6,000	(27,399)
(Decrease) increase in prepaid and other current assets	(30,224)	(96,349)	(80,592)
Increase in inventory	(158,252)	(47,815)	(207,001)
(Decrease) increase in income taxes payable	(75)	50	75
Increase in accounts payable	28,222	101,713	101,394
(Decrease) increase in accrued liabilities	(36,528)	17,984	26,782
(Decrease) increase in interest payable	-	(8,055)	2,630
Cash used in operating activities	(2,076,231)	(1,244,672)	(4,668,374)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111,180)	(319,962)	(448,938)
Acquisition of business	-	-	(2,500,000)
Cash used in investing activities	(111,180)	(319,962)	(2,948,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes payable	1,000,000	-	2,500,000
Repayment of senior secured notes payable	(250,018)	(1,500,000)	(1,750,018)
Proceeds from issuance of senior subordinated note payable	-	-	1,000,000
Proceeds from issuance of common shares	-	-	4,000
Proceeds from exercise of options	-	-	300,000
Proceeds from issuance of Series A preferred shares	-	-	500,000
Proceeds from issuance of Series B preferred shares	-	-	3,000,000
Proceeds from issuance of Series C preferred shares	-	1,520,000	1,520,000
Proceeds from issuance of Series D preferred shares, net of commissions paid	1,348,730	-	1,348,730
Proceeds from loan payable	83,507	142,010	225,797
Repayment of loan payable	(20,346)	-	(29,260)
Cash provided by financing activities	2,161,873	162,010	8,619,249

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (25,538)	$ (1,402,624)	$ 1,001,937

CASH AND CASH EQUIVALENTS, beginning of period	$ 1,027,475	$ 2,794,937	$ -
CASH AND CASH EQUIVALENTS, end of period	$ 1,001,937	$ 1,392,313	$ 1,001,937

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.

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

2.

BASIS OF PRESENATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of September 30, 2013.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2012, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our registration statement on Form S-1/A for the year ended December 31, 2012.  Our accounting policies did not change in the third quarter or first nine months of 2013.  Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

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

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the first nine months of 2013, the Company incurred a net loss of $2,261,776 and utilized $2,076,231 in cash flows from operating activities.  The Company had cash on hand of approximately $1,002,000 as of September 30, 2013.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives.  We cannot assure that additional debt, equity or other funding will be available to us on acceptable terms, if at all.  If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate our operations, or seek to merge with or be acquired by another company.

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2013, the Company had an accumulated deficit of approximately $5,959,000.  The issues described above raise substantial doubt about the Company’s ability to continue as a going concern.  Management of the Company intends to address these issues by raising additional capital through a private placement of equity. On August 30, 2013, the Company completed its original Series D preferred stock offering with a total of 727,648 units sold at $3.00 per unit for gross proceeds of $1,432,962 in cash and $749,982 from a non-cash conversion of senior secured notes payable.

Management anticipates that the Company will require additional funds to continue operations.  As of September 30, 2013, we had approximately $1,002,000 cash on hand and were spending approximately $250,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Beginning in October 2013 through April 2014 we have an obligation to make a series of principal payments totaling $1,000,000 on our current senior subordinated note payable.  We anticipate the need to secure funding of up to approximately $3,000,000 over the next twelve months to meet our cash flow requirements and repay our subordinated debt.

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

3.

PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	September 30, 2013	December 31, 2012
	(unaudited)
Computer equipment & software	$ 20,561	$ 14,285
Demo equipment	426,336	321,432
	446,897	335,717
Accumulated depreciation	(60,134)	(19,360)
	$ 386,763	$ 316,357

Depreciation expense was $14,518 and $40,774 for the three and nine months ended September 30, 2013 and $4,675 and $5,450 for the three and nine months ended September 30, 2012.

4.

ACQUISITION:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000. The purchase price was paid in a $1,500,000 cash payment and the issuance of a senior subordinated note to the seller in the amount of $1,000,000. (Note 5)

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities, and certain business relationships that were in process, but not finalized as of the acquisition date.  Collectively, these investments constitute the in-process research and development we refer to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of 7 years.  The estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.  As of September 30, 2013, our developed technology intangible asset had a value of $2,142,858, net of accumulated amortization of $357,142.  Amortization expense was $89,286 and $267,857 for the three and nine months ended September 30, 2013.

In conjunction with the Asset Purchase Agreement, the Company granted 200,000 performance stock options to a founder of the Company with an exercise price of $0.40 per share and a term of 7 years. Following the effectiveness of the 7 for 1 forward stock split that was completed in October 2011, the 200,000 performance stock options were exchanged for 1,400,000 performance stock options with an exercise price of $0.057 per share.

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

5.

NOTES PAYABLE:

Senior Secured Notes Payable - The Company issued senior secured notes payable totaling $1,000,000 on May 22, 2013. The notes bear interest at a rate of 12% per annum and was payable monthly on the first day of each month.  The entire principal balance and all accrued interest were due September 15, 2013.  In August, principal in the amount of $749,982 was retired through the issuance of Series D preferred shares.  On September 15th the remaining principal in the amount of $250,018 and accrued interest was paid in full.

Senior Subordinated Note Payable - The Company issued a senior subordinated note payable in the amount of $1,000,000 on April 15, 2011 to Richard Giles, a founder, stockholder and former director of the Company.  The note bears interest at a rate of 6% per annum and matures on April 15, 2014. The holder of the senior subordinated note agreed to subordinate to the lenders of the senior secured notes his security interest in our assets granted under the Subordinated Security Agreement dated April 15, 2011.  As of September 30, 2013, the note is subject to mandatory principal payments as follows:

Date of Payment	Amount of Payment
October 15, 2013	$ 250,000
December 15, 2013	250,000
February 15, 2014	250,000
April 15, 2014	250,000
Total principal payments	$ 1,000,000

Interest on the senior subordinated note payable totaling $2,630 was outstanding at September 30, 2013.  See Note 11 for further discussion of the Senior Subordinated Note Payable.

Loan Payable - In September 2012, the Company financed the purchase of equipment used for transport and demonstration of our equipment.  The note, in the original amount of $142,290, bears interest at a rate of 2.6% per annum and matures on September 4, 2017.  In August 2013, the Company financed the purchase of a truck to transport our equipment used in demonstrations.  The loan, in the amount of $83,507, bears interest at a rate of 6.1% per annum and matures on December 1, 2018.

As of September 30, 2013, the loans are subject to mandatory principal payments as follows:

Year ending December 31,	Payments
2013	$ 8,726
2014	42,353
2015	44,001
2016	45,725
2017	37,361
Thereafter	18,371
Total principal payments	$ 196,537

6.

STOCKHOLDERS’ EQUITY

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. As of September 30, 2013 there were 8,046,978 common shares outstanding.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of September 30, 2013 there were 1,040,670 preferred shares outstanding.

Series A Preferred Stock - As of September 30, 2013 there were no shares of Series A Preferred Stock outstanding.

During the nine months ended September 30, 2013; 600,000 Series A preferred shares were converted to common shares at a ratio of 7:1.  The Series A Preferred Stock ranked senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series A Preferred Stock accrued dividends at the rate per annum of $0.066664. The conversion of Series A preferred shares to common shares resulted in a full release of the accumulated dividends as of September 30, 2013.

Series B Preferred Stock - As of September 30, 2013 there were 212,022 shares of Series B Preferred Stock outstanding.

During the nine months ended September 30, 2013; 1,287,978 Series B preferred shares were converted to common shares.  The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock accrue dividends at the rate per annum of $0.16 per share. The conversion of Series B preferred shares to common shares resulted in a release of $279,875 in accumulated dividends during the nine months ended September 30, 2013. At September 30, 2013, Series B Preferred Stock had dividends accumulated of $65,988.  No dividends have been declared, therefore there are no amounts accrued on the balance sheet.

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

The holders of Series B Preferred Stock vote together as a single class with the holders of the Company’s common stock on all action to be taken by the Company’s stockholders. Each share of Series B Preferred Stock entitles the holder to the number of votes equal to the number of shares of common stock into which the shares of the Series B Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter.

Series C Preferred Stock - As of September 30, 2013 there were 101,000 shares of Series C Preferred Stock outstanding.

During the nine months ended September 30, 2013; 659,000 Series C preferred shares were converted to common shares. The Series C Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series C Preferred Stock accrue dividends at the rate per annum of $0.16 per share. Dividends of $87,127 were paid upon the conversion of Series C preferred shares to common shares.  At September 30, 2013, Series C Preferred Stock had dividends accumulated of $27,068.  As dividends are accrued and payable quarterly on the Series C Preferred Stock, the Company has dividends payable of $27,068 included in accounts payable as of September 30, 2013.

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

The holders of Series C Preferred Stock vote together as a single class with the holders of the Company’s common stock on all action to be taken by the Company’s stockholders. Each share of Series C Preferred Stock entitles the holder to the number of votes equal to the number of shares of common stock into which the shares of the Series C Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter.

Series D Preferred Stock - As of September 30, 2013 there were 727,648 shares of Series D Preferred Stock outstanding.

On June 21, 2013, the Company offered 1,500,000 units at $3.00 per unit for potential total proceeds of $4,500,000.  On August 30, 2013, the Company completed its offering with a total of 727,648 units sold at $3.00 per unit for gross proceeds of $2,182,944, which consisted of $1,432,962 in cash and $749,982 in a non-cash conversion of senior secured notes payable.  The Company paid share issuance costs in the amount of $84,232.  Each unit consisted of one share of Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.

Holders of Series D Preferred Stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D Preferred Stock, the Company has accrued $24,407 for dividends payable in accrued expenses as of September 30, 2013.

The holders of the Series D Preferred Stock have conversion rights equivalent to such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series D original issue price of $3.00 by the then applicable conversion price. Each Series D Share will convert into one share of our common stock at any time at the option of the holder of the Series D Shares or will be converted at the option of the Company at any time the trading price of our common stock is at least $4.50 per share for ten consecutive trading days. The conversion ratio is subject to anti-dilution adjustments, including in the event that the Company issues equity securities at a price equivalent to or less than the conversion price in effect immediately prior to such issue. We have determined that there is a beneficial conversion feature (“BCF”).  The calculated value as of the commitment date of the BCF was $176,729, which represents the difference between the effective conversion price and the stated conversion price multiplied by the total number of shares which may be converted.  We have recorded this amount as a deemed dividend as of the date of issuance, August 30, 2013, as the Series D Preferred Stock is immediately convertible.  This amount was recorded as a charge against our accumulated deficit in our accompanying balance sheet.

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

The holders of Series D Preferred Stock vote together as a single class with the holders of the Company’s common stock on all action to be taken by the Company’s stockholders. Each share of Series D Preferred Stock entitles the holder to the number of votes equal to the number of shares of common stock into which the shares of the Series D Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter.

Each unit includes one-half warrant.  Each full warrant grants the right to purchase a share of the Company’s common stock and, as of September 30, 2013, there were warrants to purchase 363,824 shares of common stock outstanding.  The warrants will be exercisable by the holders at any time on or after the issuance date of the warrants through and including October 1, 2014.

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

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2011	300,000	$ 2.00
Granted	872,000	$ 2.00
Exercised	(150,000)	$ 2.00
Cancelled	-	$ -
Balance, December 31, 2012	1,022,000	$ 2.00	4.30
Granted	10,000	$ 3.00
Exercised	-	$ -
Cancelled	12,000	$ 2.00
Balance, September 30, 2013	1,020,000	$ 2.01	2.93
Exercisable, December 31, 2012	710,000	$ 2.00
Exercisable, September 30, 2013	820,000	$ 2.00

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

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

September 30, 2013
Risk-free interest rate range	0.62% - 1.31%
Expected life	5.0 years
Vesting Period	0 - 4 Years
Expected volatility	39%
Expected dividend	-
Fair value range of options at grant date	$0.675- $1.077

The Company recorded stock-based compensation expense of $17,526 and $67,219 during the three and nine months ended September 30, 2013, respectively. The Company recorded stock-based compensation expense of $75,201 and $430,448 during the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013 there was $125,255 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance Stock options granted during the three and nine months ended September 30, 2013.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2011	1,400,000	$ 0.06
Granted	40,000	$ 2.00
Exercised	-	$ -
Cancelled	-	$ -
Balance, September 30, 2013 and December 31, 2012	1,440,000	$ 0.11
Exercisable, September 30, 2013 and December 31, 2012	40,000	$ 2.00

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

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,		For the period from March 29, 2011 (date of inception) through September 30,
	2013	2012	2013	2012	2013
Net Loss	$ (718,840)	$ (601,882)	$ (2,261,776)	$ (1,657,598)	$ (5,643,411)
Basic and diluted:
Preferred stock cumulative dividend - Series A	-	10,054	-	29,944	-
Preferred stock cumulative dividend - Series B	8,551	60,328	25,373	179,672	65,988
Preferred stock cumulative dividend - Series C	4,073	19,323	12,087	19,323	18,595
Preferred stock cumulative dividend - Series D	201,136	-	201,136	-	201,136
Net income available to preferred stockholders	213,760	89,705	238,596	228,939	285,719
Net loss attributable to common stockholders	$ (932,600)	$ (691,587)	$ (2,500,372)	$ (1,886,537)	$ (5,929,130)

8.

COMMITMENTS AND CONTINGENCIES:

Lease Commitments - On July 18, 2012, the Company entered into a thirteen month lease for office space for our corporate headquarters located in Greenwood Village, Colorado.  Under the terms of the lease agreement, the Company leased approximately 2,244 square feet of general office space.  The lease term commenced on July 23, 2012 and was extended through February 28, 2014.

Total rent expense for the three and nine months ended September 30, 2013 was $9,228 and $26,867, respectively.  Rent expense for the three and nine months ended September 30, 2012 was $6,070 and $12,802, respectively.

The Company’s remaining commitment under its current lease term through February 28, 2014 is approximately $16,000.

Purchase Commitments - As of September 30, 2013, the Company has a commitment to its manufacturer to purchase equipment totaling approximately $127,000.

9.

RELATED PARTY TRANSACTIONS:

During the three and nine months ended September 30, 2013, the Company paid consulting fees of $47,400 and $142,200, respectively to Richard Giles, a founder, stockholder, and former director of the Company.  During the three and nine months ended September 30, 2012 the Company paid consulting fees of $45,000 and $120,500, respectively to Richard Giles.  There were no other payments to related parties during the three months ended September 30, 2012.  During the nine months ended September 30, 2012 the Company also paid consulting fees of $12,500 to Larry Griffin, a founder, and former executive officer of the Company.

Mr. Gus Blass III, a member of our board of directors and a stockholder, held $125,000 of the senior secured notes payable in an individual capacity and $125,000 through an entity in which he is a managing member.  The senior secured notes payable, principal and interest, were paid in full to Mr. Blass on September 15, 2013.

10.

SUPPLEMENTAL CASH FLOW INFORMATION:

	Nine Months ended September 30,		For the period from March 29, 2011 (date of inception) through September 30,
	2013,	2012	2013
Cash paid for interest	$ 95,042	$ 154,070	$ 438,277
Cash paid for income taxes	$ 100	$ 100	$ 300
Series C Dividend payable in accounts payable	$ 27,068	$ -	$ 27,068
Series D Dividend payable in accrued expenses	$ 24,407	$ -	$ 24,407

Non-Cash investing and financing transactions
Repayment of senior secured notes payable with issuance of Series D preferred shares	$ 749,982	$ -	$ 749,982

11.

SUBSEQUENT EVENTS:

In October 2013, the Company initiated a follow-on Series D Preferred stock offering to sell the remaining 772,352 units at $3.00 per unit for up to $2,317,056 gross proceeds. The offering includes an over-allotment of 1,000,000 units for an additional $3,000,000 in potential gross proceeds. If we successfully complete this transaction, we believe the proceeds we will receive will be sufficient to fund our operations, including our expected capital expenditures, through at least June 2014, or at least the next twelve months if all of the over-allotment units are sold.  Each unit consists of one share of Series D Preferred Stock and one-half warrant. One warrant entitles the holder to purchase one share of the Company’s common stock. The Company has agreed to file a registration statement within 90 days following the completion of this offering to register the common shares to be issued upon exercise of the warrants.  The Company also granted similar registration rights to the holders of common stock to be issued upon exercise of the warrants issued in the prior offering of Series D Preferred shares and warrants which closed on August 30, 2013.  As of November 6, 2013 there were no Series D Preferred stock issuances subsequent to the September 30, 2013 reporting date.

As of November 6, 2013; 25,022 Series B preferred shares were converted into a total of 25,022 common shares subsequent to September 30, 2013.  As of November 6, 2013 there were 8,072,000 common shares outstanding.

On October 15, 2013 the Company made the required principal payment of $250,000 on the Senior Subordinated note payable.  As of November 6, 2013 the current senior subordinated note payable is $750,000.  See Note 5 Notes Payable for further discussion.

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

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Our results of operations include the activity of the successor for the nine months ended September 30, 2013 and 2012 and the period from March 29, 2011 (date of inception) through September 30, 2013.  For the nine months ended September 30, 2013, our net loss was $2,261,776 compared to a net loss of $1,657,598 for the same period of 2012.  Further description of these losses is provided below.

Revenue

Revenue increased to approximately $242,000 for the nine months ended September 30, 2013 from approximately $161,000 for the nine months ended September 30, 2012, as a result of increased equipment and other sales.

Given we are still in a start-up stage, sales of our equipment have not been material to date. Accordingly, for accounting purposes we consider ourselves to be a development stage company.

Cost of goods sold

Cost of goods sold increased to approximately $154,000 for the nine months ended September 30, 2013 from approximately $100,000 for the nine months ended September 30, 2012.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $2,067,000 for the nine months ended September 30, 2013 from approximately $1,210,000 for the nine months ended September 30, 2012. The increase in selling, general and administrative expenses is principally due to an increase in depreciation and amortization of approximately $303,000, increased costs of approximately $218,000 in advertising and promotion activities related to business development, increased employee expenses related to the hiring of Company employees of approximately $184,000, and increased costs (including legal fees, accounting fees, IPO related and other items) of approximately $152,000.

Research and Development

Research and development decreased to approximately $190,000 for the nine months ended September 30, 2013 from approximately $356,000 for the nine months ended September 30, 2012. The principal reason for the decrease is due to fewer legal and other intellectual property consulting fees related to certain patent applications on technology and processes that may be patentable.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

For the quarter ended September 30, 2013, our net loss was $718,840, compared to a net loss of $601,882 for the same period of 2012.  Further description of these losses is provided below.

Revenue

Revenue increased to approximately $126,000 for the three months ended September 30, 2013 from approximately $49,000 for the three months ended September 30, 2012, as a result of increased equipment and other sales.

Cost of goods sold

Cost of goods sold increased to approximately $80,000 for the three months ended September 30, 2013 from approximately $34,000 for the three months ended September 30, 2012.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $664,000 for the three months ended September 30, 2013 from approximately $519,000 for the three months ended September 30, 2012. The increase in selling, general and administrative expenses is principally due to an increase in depreciation and amortization of approximately $99,000; increased legal fees, accounting fees, IPO related and other items of approximately $45,000; increased supply chain consulting costs of approximately $31,000; offset by decreased advertising and promotion activities related to business development of approximately $30,000.

Research and Development

Research and development decreased to approximately $55,000 for the three months ended September 30, 2013 from approximately $64,000 for the three months ended September 30, 2012. The principal reason for the decrease is due to fewer legal and other intellectual property consulting fees related to certain patent applications on technology and processes that may be patentable.

Liquidity and capital resources

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the first nine months of 2013, the Company incurred a net loss of $2,261,776 and utilized $2,076,231 in cash flows from operating activities.  The Company had cash on hand of approximately $1,002,000 as of September 30, 2013.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives.  We cannot assure that additional debt or equity or other funding will be available to us on acceptable terms, if at all.  If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate our operations, or seek to merge with or be acquired by another company.

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2013, the Company had an accumulated deficit of approximately $5,959,000.

Management anticipates that the Company will require additional funds to continue operations.  As of September 30, 2013, we had approximately $1,002,000 cash on hand and were spending approximately $250,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.  In May 2013, we raised $1,000,000 pursuant to the terms of a Senior Loan Agreement and the issuance of Senior Secured Promissory Notes.  In connection with these loans, we paid each investor an origination fee of 1.5%, for a total of $15,000.  These promissory notes matured on September 15, 2013, and bore interest at 12% per annum.  In August, principal in the amount of $749,982 was retired through the issuance of Series D preferred shares.  On September 15th the remaining principal in the amount of $250,018 and accrued interest was paid in full.

On June 21, 2013, the Company offered 1,500,000 units at $3.00 per unit for potential total proceeds of $4,500,000.  On August 30, 2013, the Company completed its offering with a total of 727,648 units sold at $3.00 per unit for gross proceeds of $2,182,944, which consisted of $1,432,962 in cash and $749,982 in a non-cash conversion of senior secured notes payable.  The Company paid share issuance costs in the amount of $84,232. Each unit consisted of one share of Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share, upon closing of the offering the Company has issued warrants to purchase 363,824 shares of common stock.  The Company initiated follow-on Series D preferred stock offering to sell the remaining 772,352 units at $3.00 per unit for up to $2,317,056 gross proceeds.  The offering includes an over-allotment of 1,000,000 units for an additional $3,000,000 potential gross proceeds. If we successfully complete this transaction, we believe the proceeds we will receive will be sufficient to fund our operations, including our expected capital expenditures, through at least June 2014, or at least the next twelve months if all of the Over-Allotment units are sold.

Beginning in October 2013 through April 2014 we have an obligation to make a series of principal payments totaling $1,000,000 on our current senior subordinated note payable.  We anticipate the need to secure funding of up to approximately $3,000,000 over the next twelve months to meet our cash flow requirements and repay our subordinated debt.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern.  We believe if the follow-on Series D Preferred stock offering is successful the proceeds we will receive will be sufficient to fund our operations, including our expected capital expenditures, through the next twelve months.  Without these additional funds, we may be required to reduce operations, curtail any future growth opportunities, or cease operations all together.

Recent accounting pronouncements

There were no new accounting pronouncements issued during the nine months ended September 30, 2013 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a - 15(f)) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

See “Risk Factors” as disclosed in the S-1 Registration Statement, as amended, as filed with the Securities and Exchange Commission on May 23, 2013.

ITEM 6.  EXHIBITS

SEC Ref. No.	Title of Document
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEATWURX, INC.

Dated: November 8, 2013	By: /s/ Stephen Garland
Stephen Garland, Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2013	By: /s/ Allen Dodge
Allen Dodge, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)