Form 10-K
period 2013-12-31
Heatwurx, Inc.
filed 2014-03-27
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES  [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ] NO [X]

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2013 was approximately $4,592,000.  As of March 27, 2014, the number of the registrant’s common shares outstanding was 8,271,398.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Heatwurx, Inc.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should,” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Undue reliance should not be placed on any forward-looking statement, each of which applies only as of the date of this report. Before investing in our securities, investors should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this report could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.

PART I

ITEM 1. Business

Overview

We are an asphalt preservation and repair equipment company.  Our innovative, and eco-friendly hot-in-place recycling process corrects surface distresses within the top three inches of existing pavement by heating the surface material to a temperature between 350° and 400° Fahrenheit with our electrically powered infrared heating equipment, mechanically loosening the heated material with our processor/tiller attachment that is optimized for producing a seamless repair, and mixing in additional recycled asphalt pavement and a binder (asphalt-cement), and then compacting repaired area with a vibrating roller or compactor.  We believe our equipment, technology and processes provide savings over other repair processes that can be more labor and equipment intensive.

We have not yet commercialized our products and we are therefore classified as a development stage enterprise.  Although we have had some limited sales for our products, our efforts continue to be principally focused on developing our distribution network and improving our products to make them completely standardized.  We believe we will have commercialized our products in calendar year 2014 and will be focused at that time on the sale of our products.  At such time as that occurs, we will no longer be classified as a development stage company.  We currently operate in one business segment.

Heatwurx Products

Heatwurx HWX-30 - Electrically Powered Infrared Heater

The HEATWURX™ HWX-30 Electric Infrared Heater is designed to effectively heat asphalt pavement to a pliable 350° to 400° Fahrenheit without scorching, burning, or oxidizing the existing asphalt. The HWX-30 is easily attached to a skid steer with standard quick releases and is a self-contained mobile infrared heater that can be used to repair/rejuvenate asphalt damaged by potholes and cracking. The HEATWURX™ HWX-30 Electric Infrared Heater specifications are as follows:

• Weight 3,550 lbs. (with generator mounted)

• Heats repair area of 30 square feet

• Generator requirement 45 kilowatts

• Custom industrial heating elements

• Cycle times of approximately 20 - 40 minutes depending on depth and weather conditions

• Fuel consumption approximately 2.8 gallons of fuel per hour

• Heavy duty steel constructed frame

• Top wind 7,000 lbs. jacks

• Six inches of heat resistance insulation

• Heavy duty high temperature powder coated finish for maximum durability and visibility

• Heavy duty steel attachment plate for skid steers or forklifts

Heatwurx AP-40 - Asphalt Processor

The HEATWURX™ HWX-AP40 Asphalt Processor is powered by an orbital hydraulic motor and has a 40 inch working width. Designed to process and rejuvenate existing asphalt in place, it processes, remixes, and levels the heated, rejuvenated asphalt to the desired depth, ready for compaction. It is designed to easily attach to a skid steer and has custom beveled tines to provide a seamless bond between the repaired area and existing pavement. The HEATWURX™ HWX-AP40 Asphalt Processor specifications are as follows:

• One inch wear plate with ability to adjust to desired depth

• Orbital hydraulic motor

• 40” working width

• 5/16 inch processing blades

• Custom beveled cutting blades tooling to maximize asphalt bonding

• 12 gauge wings to funnel material into desired location

Company History

Heatwurx, Inc. was incorporated under the laws of the State of Delaware on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011.  Our founders were Larry Griffin and David Eastman, the principals of Hunter Capital Group, LLC, an investment banking entity, which acquired our technology, equipment designs, trademarks, and patent applications from Richard Giles, the inventor and a founder of the Company in April 2011.

Competitive Environment

Potholes occur on asphalt-surfaced pavements that are subjected to a broad spectrum of traffic levels, from two-lane rural routes to multi-lane interstate highways. Any agency responsible for asphalt-surfaced pavements eventually performs pothole patching or repair. Pothole patching or repair is generally performed either as an emergency repair under harsh conditions, or as routine maintenance scheduled for warmer and drier periods. Pothole patching and repair can be performed during various weather conditions.

In most cases, the public likes all potholes to be patched or repaired promptly and forms a negative opinion of the agency when this fails to happen in a timely manner.

Potholes are generally caused by moisture, freeze-thaw cycle, traffic, poor underlying support, or some combination of these factors. Pothole patching or repair is necessary in those situations where potholes compromise safety and cause damage to vehicles.

In general, the competitive environment for asphalt patching and repair is fragmented.  Numerous entities including contractors, municipalities and others provide services to repair roads.  However, there are a number of generally accepted methods of repairing and patching asphalt that our process competes against which are listed below under, “Examples of Asphalt Repair and Patching Techniques”.

Examples of Asphalt Repair and Patching Techniques

The following techniques and asphalt repair methods have been documented by the Transportation Research Board as part the Strategic Highway Research Program (“SHRP”).  The Federal Highway Association Long Term Pavement Performance (“LTPP”) program conducted five years of additional research on pothole repair, providing guidelines and recommendations to assist highway maintenance agencies and other related organizations in planning, constructing, and monitoring the performance of pothole repairs in asphalt-surfaced pavements.

Throw-and-Roll

Many maintenance agencies use the “throw-and-roll” method for patching potholes. It is the most commonly used method because of its high rate of production.

The throw-and-roll method consists of the following steps:

1. Shovel the hot asphalt into a pothole (which may or may not be filled with water or debris).

2. Drive over the asphalt using the truck tires to compact.

3. Move on to the next pothole.

One difference between this method and the traditional throw-and-go method is that some effort is made to compact the patches. Compaction provides a tighter patch for traffic than simply leaving loose material. The extra time to compact the patches (generally one to two additional minutes per patch) will not significantly affect productivity.

This is especially true if the areas to be patched are separated by long distances and most of the time is spent traveling between potholes.

Crack Sealing

Crack sealing is utilized by agencies, parking lot owners and homeowners to seal cracks in asphalt pavement to prevent water and other debris from penetrating the asphalt and causing further damage during the freeze and thaw cycles.  This method is preventative and not suitable for repairing or patching potholes.

The process for sealing cracks consists of the following steps:

1. Clean the surface of the area to be sealed and let dry.

2. Heat the sealing material to 300° to 400° Fahrenheit.

3. Pour the heated material into the crack.

4. Let cool and dry.

5. Place a layer of sand over the sealing material to prevent tracking by vehicle tires.

Spray Injection Patching

The spray injection repair technique is performed by spraying heated aggregate (minerals such as sand, gravel, or crushed stone) into the area to be repaired.  This repair method requires a truck to haul the replacement asphalt and specialized machinery to heat and disperse.

The spray-injection procedure consists of the following steps:

1. Blow water and debris from the pothole with a high-pressure air blower.

2. Spray a generous layer of binder (asphalt-cement) on the sides and bottom of the pothole.

3. Blow heated aggregate (minerals such as sand, gravel or crushed stone) and asphalt-cement (binder) into the pothole.

4. Cover the patched area with a layer of dry aggregate (minerals).

This procedure process does not include compaction of the repaired area.

Semi-Permanent Repair (Saw cut)

Many agencies employ semi-permanent repair methods such as saw cutting. This method represents an increased level of effort for repairing potholes. This increased effort increases the performance of the repair by improving the underlying and surrounding support provided for the repair. It also raises the cost, due to the increased labor required and the amount of time the repair takes.

The semi-permanent repair method has traditionally been considered one of the best for repairing potholes, short of full-depth removal and replacement. This procedure includes the following steps:

1. Remove water and debris from the pothole.

2. Using a radial saw with a hardened blade, cut the repair area on four sides creating a square or rectangle.

3. Remove the material inside the section that was cut.

4. Shovel hot asphalt into the repair area.  Spread with an asphalt rake to proper grade.

5. Compact with a vibrating drum roller or vibrating plate compactor.

This repair procedure results in a tightly compacted repair. However, it requires more workers and equipment and has a lower productivity rate than both the throw-and-roll and the spray-injection procedure.

Intellectual Property

We currently have three issued U.S. patents: two utility patents and one design patent. We have four pending U.S. patent applications.

Our two issued utility patents, US Patent Nos. 8,562,247 and 8,556,536, were issued in October 2013 and cover certain unique device aspects of our asphalt repair equipment.   Our design patent, US Patent No. D700,633, was issued in March 2014 and covers the ornamental design of our asphalt processor.

We have received a notice of allowance from the US Patent and Trademark Office (“USPTO”) on a third utility patent covering certain unique method aspects of our asphalt repair equipment.  We anticipate issuance of this patent in June 2014.

Our patent application, entitled, “System and Method for Sending and Managing Pothole Location and Pothole Characteristics” was filed in January 2013; no substantive action has been received from the USPTO.

Our patent application, entitled, “System and Method for Controlling an Asphalt Repair Apparatus” was filed in February 2013; the USPTO rejected the application based on prior art referenced by the examiner.  Our response to the rejection is due by March 20, 2014.  We expect to file a response which argues that the invention as claimed is patentable over the cited prior art.

Our patent application, entitled, “Asphalt Brick Device and Method of Making Same” was filed in June 2013; no substantive action has been received from the USPTO.

We intend to develop other technologies for which we will seek patent protection. In addition, we have made and expect to continue to make certain international filings to attempt to protect our intellectual property rights in a limited number of countries outside of the United States. However, we do not have any assurance that our current pending patent applications will be granted or that we will be able to develop future patentable technologies. We do not believe our ability to operate our business is dependent on the patentability of our technology.

Governmental Regulation

We do not manufacture our own equipment nor do we utilize our own equipment to perform road repair.  It will be up to the manufacturer as well as the end-users to comply with any governmental regulations.  To the extent that any regulations require changes to our equipment, we will have to comply or risk losing the customers.  See “Risk Factors” for a discussion relating to compliance with government regulations.

As part of our sales operations, we hire drivers with Commercial Driver’s Licenses (CDL’s) to transport our asphalt repair equipment across the country to demonstrate the effectiveness of our equipment to potential clients.  As such, we are a motor carrier subject to regulation by the U.S. Department of Transportation (DOT) and the Federal Motor Carrier Safety Administration (FMCSA), and certain business is also subject to state rules and regulations. The DOT periodically conducts reviews and audits to ensure our compliance with federal safety requirements, and we report certain accident and other information to the DOT. Our operations into and out of Canada is subject to regulation by those countries.

In 2011, the FMCSA amended the hours-of-service (“HOS”) safety requirements for commercial truck drivers. The remaining provisions of the HOS Final Rule became effective July 1, 2013. While we continue to evaluate and adjust to the impact of the Final Rule on various segments of our operations, we do not anticipate a negative impact on our operations or productivity.

In 2011, the FMCSA published a Notice of Proposed Rulemaking to require currently logging drivers to complete their logs using an Electronic On-Board Recorder (“EOBR”). The final rule regarding this proposal is expected to be published in the first quarter of 2014. Since the issuance of this proposal, we have been reviewing our small fleet and are developing a plan to replace any legacy on-board recording equipment within our fleet. We do not anticipate a negative impact on our operations or productivity.

In 2013, the FMCSA, in conjunction with the National Highway Traffic Safety Administration, submitted a Notice of Proposed Rulemaking to require the installation of speed-limiting devices on heavy trucks. The final rule regarding this proposal is expected to be published in the third quarter of 2014. We believe this rule will have minimal implementation cost due to the small size of our fleet. We do not anticipate a negative impact on our operations or productivity.

In February 2014, the FMCSA published a Notice of Proposed Rulemaking establishing a Commercial Driver’s License Drug and Alcohol Clearinghouse. This rule will establish a database of commercial driver´s license holders that have failed or refused a controlled substance or alcohol test. The rule will require carriers to report positive test results and refusals to test into the Clearinghouse and query the database when hiring drivers. We do not anticipate that the establishment of the Clearinghouse will have a meaningful impact on our driver hiring process.

We continue to monitor the actions of the FMCSA and other regulatory agencies and evaluate all proposed rules to determine their impact on our operations.

Employees

As of March 27, 2014, we had seven full-time employees and one part-time employee.

Competition

According to the 2011 IBIS World Report on US Road and Highway Maintenance, the total spent on road maintenance in the United States is in excess of $30 billion per year.  As an emerging company, we are at a competitive disadvantage because we do not have the financial resources of larger, more established competitors, nor do we have a sales force large enough to challenge our competitors.  We intend to address this disadvantage by entering into distribution agreements with larger companies, and providing education and training to our sales partners, customers, and governmental agencies. We also believe that our equipment and processes are better than what is offered by other companies, and that purchasers will choose our equipment because of its effectiveness, quality of design, reputation in the marketplace, as well as the recognition we have received from state and federal agencies.  We intend to offer an industry standard one-year limited warranty and provide nationwide service though our Original Equipment Manufacturing (“OEM”) partners and resellers. See “Risk Factors” for a discussion of the risks associated with our company.

ITEM 1A. Risk Factors

An investment in our common stock and warrants involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition, and/or results of operations could suffer. In that case, the trading price of our shares of common stock and warrants could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Relating to the Company’s Business

We have a limited operating history and there can be no assurance that we can achieve or maintain profitability.  We will need significant additional financing to maintain current operations. Our ability to obtain additional financing is very limited. These issues raise substantial doubt as to our ability to continue as a going concern.

We have a limited operating history, and the likelihood of our success must be evaluated in light of the problems, expenses, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Our ability to achieve and maintain profitability and positive cash flow is currently dependent upon and will continue to be dependent upon:

• the market’s acceptance of our equipment;

• our ability to keep abreast of the changes by government agencies and in laws related to our business, particularly in the areas of intellectual property and environmental regulation;

• our ability to maintain any competitive advantage via patents, if attainable, or protection of our intellectual property and trade secrets;

• our ability to attract customers who require the products we offer;

• our ability to generate revenues through the sale of our products to potential customers; and

• our ability to manage the logistics and operations of the Company and the distribution of our products and services.

If we are unable to successfully manage these aspects of our business, our business, financial condition, and/or results of operations could suffer, the trading price of our shares of common stock and warrants could decline, and investors may lose all or part of their investment.

We have incurred significant operating losses since formation and our independent accountants have issued a going concern opinion with respect to our financial statements as of and for the years ended December 31, 2013 and 2012. We expect to continue to incur significant net losses for the foreseeable term and we will not be able to attain a level of profitability sufficient to sustain operations without additional sources of capital.

We have limited sales and a history of substantial operating losses. We reported a net operating loss for the period from incorporation on March 29, 2011 to December 31, 2013.  We also had an accumulated deficit of approximately $6,814,000 at December 31, 2013. In order to achieve profitable operations we need to secure sufficient sales of our preservation and repair equipment. Our potential customers are federal, state, and local governmental entities, pavement contractors, equipment distributors and original equipment manufacturers.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable. If we are unable to achieve profitability or locate alternate sources of capital, we may be forced to cease operations.

As of December 31, 2013, we had approximately $187,000 cash on hand.  We are solely reliant on raising additional capital to maintain current operations.  To date we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist the Company with its capital raising initiatives in the future we do not expect that we would be able to obtain any alternative forms of financing at this time.

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

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s independent accounting firm has included an explanatory paragraph in its audit opinion describing this condition.  Management of the Company intends to address these issues by raising additional capital through private placements.  There can be no assurance that the Company will be able raise additional capital.

At inception, our business essentially consisted of the investment in in-process research and development as we refer to as the “asphalt preservation and repair solution”.  The company now classifies the asset as developed technology and it is amortized over the estimated life of the asset.  The developed technology is subject to an annual review to test for impairment.  If the asset was determined to be impaired this could have a negative impact on our business and results of operations.

Our inability to achieve significant sales of our asphalt preservation and repair equipment could require us to take a material impairment charge related to our intangible assets.  Our intangible assets are tested for impairment at least annually in accordance with U.S. GAAP.  The valuation of intangible assets require assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  Our inability to sell our asphalt preservation and repair equipment could cause a significant reduction in the fair market value of our intangible assets, resulting in an impairment charge.  Given the significance of our intangible asset balance, as a percentage of our total asset balance, any impairment charge could be material to our operating results and related financial statements.

We currently have a single manufacturer of our equipment.  If our manufacturing partner chooses not to manufacture our equipment or is otherwise unable to timely manufacture our equipment, we may not be able to locate another manufacturing partner in a timely manner to satisfy future demand for our products.

We currently have only one manufacturing partner, Boman Kemp, a Utah-based company.  We do not currently have a formal agreement with our manufacturing partner, who is free to discontinue manufacturing services for us or to increase prices charged to us.  This arrangement is adequate for the near term as we do not have a large number of customer orders and do not have any urgent need for equipment.  However, we anticipate that as our business grows, we will contract with additional manufacturing partners to protect us against business interruptions related to having a sole manufacturing partner.  If we experience any business interruption in our manufacturing partner’s business or if our manufacturing partner decides to discontinue manufacturing for us on mutually agreeable terms, we may be unable to meet commitments to existing customers or attract new ones.

We are developing our warranty policies. If we begin selling a material amount of equipment, we will need to formalize our warranty polices with our suppliers and our customers.  If we are unable to negotiate favorable warranty terms with our suppliers or, if our suppliers experience financial difficulties, we may have a material warranty obligation.

We have sold a limited number of units to date.  We intend to offer an industry standard one-year limited warranty and provide nationwide service though our OEM partners and resellers.  Although we anticipate that the majority of the warranty items will be passed through from the OEM partners and resellers through us and ultimately to the manufacturer, there are some parts on our equipment which will not be the responsibility of the manufacturer such as the heating elements on our HWX-30 electrically powered infrared heaters.  We will need to provide industry standard warranties on these parts as well.  In addition, if our manufacturing partner experiences financial difficulty we may have additional warranty exposure to the end customers.  If we have ultimate liability under any warranty claims, our financial position would be impacted and we may not be able to continue operations.

The growth of our business depends upon the development and successful commercial acceptance of our products.  If we are unable to achieve successful commercial acceptance of our product, our business, financial condition, and/or results of operations could suffer.

We depend upon a variety of factors to ensure that our preservation and repair equipment is successfully commercialized, including timely and efficient completion of design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur between development, introduction to the market and volume production phases.

The development and commercialization of our preservation and repair equipment involves many difficulties, including:

• retention and hiring of appropriate operational, research and development personnel;

• determining the products’ technical specifications;

• successful completion of the development process;

• successful marketing of the preservation and repair equipment and achieving customer acceptance;

• establishing, managing and maintaining key reseller relationships;

• producing products that meet the quality, performance and price expectations of our customers;

• developing effective sales, advertising and marketing programs; and

• managing additional customer service and warranty costs associated with supporting product modifications and/or subsequent potential field upgrades.

If we are unable to achieve successful commercial acceptance of our product, we may be unable to generate sufficient revenues to sustain operations and may be forced to cease operations.

We and our customers may be required to comply with a number of laws and regulations, both foreign and domestic, in the areas of safety, health and environmental controls. Failure to comply with government regulations could severely limit our sales opportunities and future revenues.

We intend to market our preservation and repair equipment domestically and internationally. We may be required to comply with local and international laws and regulations and obtain permits when required.  We also cannot be certain that we will be able to obtain or maintain, required permits and approvals, that new or more stringent environmental regulations will not be enacted or that if they are, that we will be able to meet the stricter standards.

Failure to obtain operating permits, or otherwise to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell our preservation and repair equipment and could have a material adverse effect on our business, financial condition, and/or results of operations, the trading price of our shares of common stock and warrants could decline, and investors may lose all or part of their investment.

Our ability to grow the business depends on being able to demonstrate our equipment to potential customers and distributors and train them on proper usage.  If we do not add more demonstration teams, our growth may be limited geographically.

Our current marketing efforts utilize two driver/trainers that transport our equipment to potential customers and distributors to demonstrate the value of our equipment and train them on the process.  This team can travel approximately 1,000 miles in any direction to conduct the demonstrations and training.  These efforts are very time-consuming and with high gas prices, very expensive.  In order to overcome the natural geographic limitations, we intend to deploy demonstration equipment throughout the country and hire and train additional driver/trainers.  These efforts will be dependent upon our ability (i) to raise capital to purchase and/or lease new demonstration equipment and (ii) to locate and hire qualified personnel.  If we cannot raise additional capital or locate qualified personnel, it will be much more difficult to grow our business.  If that happens, our stock and warrant price may decline and our investors may lose all or a part of their investment.

Commodity or component price increases and/or significant shortages of component products may erode our expected gross profit on sales and adversely impact our ability to meet commitments to customers.

We require steel for the manufacture of our products.  Accordingly, increases in the price of steel could significantly increase our production cost.  If we were unable to fully offset the effect of any such increased costs through price increases, productivity improvements, or cost reduction programs, our expected gross profit on sales would decline.

We also rely on suppliers to secure component products required for the manufacture of our products. We have no assurance that key suppliers will be able to increase production in a timely manner in the event of an increase in the demand for our products.  A disruption in deliveries to or from suppliers or decreased availability of components could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.  If component supply is insufficient for the demand for our products, we may be unable to meet commitments to existing customers or attract new ones.

Our business is subject to the risk that our customers and/or other companies will produce their own version of our equipment which could significantly reduce our expected product sales.

We intend to sell finished products through an independent reseller network and directly to OEMs.  Some of our potential customers are OEMs that currently manufacture or could in the future manufacture their own products.  Despite their manufacturing abilities, we believe that these customers have chosen to purchase from us due to the quality of our products and to reduce their production risks and maintain their company focus.  There is also the risk that other companies will copy our equipment and will become our competitors. However, we have no assurance that these customers will place significant equipment orders with us or continue to outsource manufacturing in the future.  Our sales would decline and our profit margin would suffer if our potential customers decide to produce their own version of our products or there is increased competition from other manufacturers.

Our future success is dependent, in part, on the performance and continued service of our key management personnel. Without their continued service, we may be forced to interrupt or cease operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of our executive officers, who are all at-will employees.  Our executive team is responsible for the development, and execution of our strategic vision.  Our management team has cultivated significant relationships in our industry that are critical to our success. As we grow and more people are added to the team over time, management will share their knowledge of our company and the industry with new hires, and we will not be dependent upon any one individual.  However, until we achieve more significant growth as a company, there is a disproportionate dependence upon our executive management team, and the loss of their services could significantly impair our business operations. Some companies reduce the risk of the loss of key individuals by purchasing life insurance policies that pay the company upon the death of key personnel. We do not have a key man life insurance policy on our executive management personnel and do not intend to purchase one. If we interrupt or cease operations due to the loss of an executive officer’s availability, we may be unable to service our existing customers or acquire new customers, and our business may suffer and our stock and warrant prices may decline.

The success of our business depends upon our ability to attract, retain and motivate highly skilled employees.  If we experience any adverse outcome in such matters, our ability to grow and manage our business may suffer.

We currently rely upon outside consultants for many aspects of our operations.  Our ability to execute our business plan and be successful depends upon our ability to attract, retain and motivate highly skilled employees. As we expand our business, we will need to hire additional personnel to support our operations.  We may be unable to retain our key employees or attract other highly qualified employees in the future. If we fail to attract new personnel with the requisite skills and industry knowledge we will need to execute against our business plan, our business, financial condition, and/or results of operations could suffer.

The success of our business depends, in part, upon our infrared heating process, our asphalt processing/tilling procedure and technical information which may be difficult to protect and may be perceived to infringe on the intellectual property rights of third parties. If we are unable to protect our products from being copied by others it may negatively impact our expected sales. Claims by others of infringement could prove costly to defend and if we are unsuccessful we could be forced into an expensive redesign of our products.

Our success depends, in part, on our ability to obtain patents, and operate without infringing on the proprietary rights of third parties. We cannot assure that:

• the patents of others will not have an adverse effect on our ability to conduct our business;

• our patents will be issued;

• our patents, if issued, will provide us with competitive advantages;

• patents, if issued, will not be challenged by third parties;

• we will develop additional proprietary technology that is patentable; or

• others will not independently develop similar or superior technologies, duplicate elements of our preservation and repair equipment or design around it.

In the future, we may be accused of patent infringement by other companies.  To defend and/or settle such claims, we may need to acquire licenses to use, or to contest the validity of, issued or pending patents. We cannot assure that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any contest regarding the issued or pending patents of others. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's patents or in defending the validity or enforceability of our patents, if any, or in bringing patent infringement suits against other parties based on our patents. Any negative outcome of a patent infringement case or failure to obtain license agreements would necessitate the need to redesign our products, which creates added expense.  Such redesigned products may not be accepted in the market place and we may not be able to continue our operations.

Because we are smaller and have fewer financial and other resources than many other companies that manufacture and sell equipment for road repair work, we may not be able to successfully compete in the very competitive road repair work equipment industry.

There are over eleven million miles of paved roadways throughout the world. There is significant competition among companies that manufacture and sell equipment to repair existing roadways. Our business faces competition from companies that are much more connected to the decision-makers, have been in business for a longer period of time, and have the financial and other resources that would enable them to invest in new technologies if they chose to. These companies may be able to achieve substantial economies of scale and scope, thereby substantially reducing their costs and the costs to their customers.  If these companies are able to substantially reduce their marginal costs, the market price to the customer may decline and we may be not be able to offer our preservation and repair equipment at a price that allows us to compete economically. Even if we are able to operate profitably, these other companies may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on our business.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our operating results. If our competitors merge or are involved in other strategic transactions that place us at a disadvantage in the marketplace, our results of operations could decline.

Some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships.  Any consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and could result in a competitor with greater financial, technical, marketing, service and other resources which could result in a loss of our expected market share. If this occurs, our results of operations could decline.

Our long-term plan depends, in part, on our ability to expand the sales of our products to customers located outside of the United States and, accordingly, our business will be susceptible to risks associated with international operations. If we are unable to successfully manage the risks involved in international operations, the expected growth of our business may be negatively impacted.

We have no experience operating in foreign jurisdictions. We continue to explore opportunities outside of North America.  Our lack of experience in operating our business outside of North America increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we do not face in the United States, including:

• fluctuations in currency exchange rates;

• unexpected changes in foreign regulatory requirements;

• longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

• difficulties in managing and staffing international operations;

• potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

• localization of our solutions, including translation into foreign languages and associated expenses;

• the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

• increased financial accounting and reporting burdens and complexities;

• political, social and economic instability abroad, terrorist attacks and security concerns in general; and

• reduced or varied protection for intellectual property rights in some countries.

If we fail to manage the risks associated with international operations, expected international sales may not materialize or may not prove to be as profitable as anticipated.

We may be sued by claimants that allege that they were injured due to our equipment.  Our business will be negatively impacted if we do not have sufficient insurance to protect us against these claims.

Any business today is at risk of becoming involved in lawsuits.  It is extremely difficult to identify all possibly claims that could be made against us based on our business, but to name a few, we may be sued by drivers that claim that roads repaired by our equipment caused them to get into an automobile accident.  Or a worker using our equipment to repair a road may claim that he or she was injured by our equipment.  These claims may or may not be meritorious.  In any event, we will attempt to protect ourselves against these claims by purchasing general liability insurance.  There can be no assurance that we will be able to obtain the insurance or that it will be sufficient to protect us against future claims.  Further, even if we obtain insurance, some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage.  As a result, we might also be required to incur significant legal fees with no assurance of outcome, and we may be subject to adverse judgments or settlements that could significantly impair our ability to operate.

We may not maintain sufficient insurance coverage for the risks associated with our business operations. Accordingly, we may incur significant expenses for uninsured events and our business, financial condition and results of operations could be materially and adversely affected.

Risks associated with our business and operations include, but are not limited to, claims for wrongful acts committed by our officers, directors, employees and other representatives, the loss of intellectual property rights, the loss of key personnel and risks posed by natural disasters. Any of these risks may result in significant losses. We do not carry business interruption insurance. In addition, we cannot provide any assurance that our insurance coverage is sufficient to cover any losses that we may sustain, or that we will be able to successfully claim our losses under our insurance policies on a timely basis or at all. If we incur any loss not covered by our insurance policies, or the compensated amount is significantly less than our actual loss or is not timely paid, our business, financial condition and results of operations could be materially and adversely affected.

We have raised substantial amounts of capital in private placements and if it is determined that we failed to comply with applicable securities laws, we could be subject to rescission claims or lawsuits that could severely damage our financial position.

We have offered and sold securities in private placements to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. Such exemptions are highly technical in nature and the basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves. If any prior offerings did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the Securities and Exchange Commission and state securities agencies.

Risks Related to our Common Stock and Warrants:

The exercise of our warrants and options may result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the trading price of our shares of common stock and warrants.

The exercise of some or all of our outstanding warrants and options could significantly dilute the ownership interests of our existing stockholders.   As of December 31, 2013 we have outstanding warrants to purchase an aggregate of 363,824 shares of common stock, we anticipate having outstanding warrants to purchase an aggregate of 1,386,176 shares of common stock, including (i) the warrant to purchase 386,176 shares of common stock issued in conjunction with the follow-on Series D Unit offering and (ii) the warrants to purchase 1,000,000 shares of common stock issued pursuant to the $3,000,000 debt offering, see Note 13 for further discussion. Additionally, the issuance of up to 1,320,000 shares of common stock upon exercise of stock options and 1,440,000 performance stock options outstanding as of December 31, 2013 will further dilute our existing stockholders’ voting interest.  To the extent warrants and/or options are exercised, additional shares of common stock will be issued, and such issuance will dilute existing stockholders.

In addition to the dilutive effects described above, the exercise of those securities would lead to an increase in the number of shares eligible for resale in the public market. Substantial dilution and/or a substantial increase in the number of common shares available for future resale may negatively impact the trading price of our shares of common stock and warrants.

An active, liquid and orderly trading market for our common stock and warrants may not develop and the trading price of our common stock and warrants may be volatile. If an orderly trading market for our common stock and warrants does not develop and/or if the trading price for our common stock and warrants is volatile, the trading price of our shares of common stock and warrants will likely result in higher spreads.

Our common stock is trading in the over-the-counter market and is quoted on the OTCQB. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as our ability to implement our business, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. We cannot insure that our trading volume will be sufficient to significantly reduce this spread, or that we will have sufficient market makers to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time the investor wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale. We do not anticipate that there will be any public trading market for the warrants.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock and warrants less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock and warrants less attractive if we rely on these exemptions. If some investors find our common stock and warrants less attractive as a result, there may be a less active trading market for our common stock and warrants, their respective prices may be more volatile.

Ownership of our common shares is concentrated and investors will have minimal influence on stockholder decisions.

As of December 31, 2013, our executive officers, directors, and a small number of investors, beneficially owned an aggregate of 7,445,519 shares of common stock and/or preferred stock convertible into common stock, representing approximately 79% of the voting power of our then-outstanding capital stock.  As a result, our existing officers, directors, and such investors could significantly influence stockholder actions of which other investors disapprove or that are contrary to their interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us and the trading price of our shares of common stock and warrants could decline, and, accordingly, investors may lose all or part of their investment.

Securities analysts may not cover our common stock and this may have a negative impact on the market price of our common stock and warrants.

The trading market for our common stock and warrants may depend on the research and reports that securities analysts publish about us or our business.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock and warrants.  If we are covered by securities analysts, and our stock is downgraded, the price of our stock and warrants would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose or fail to gain visibility in the financial markets, which could cause a decline in our stock and warrant price and/or trading volume, and, accordingly, investors may lose all or part of their investment.

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

If our common stock trades at less than $5.00 per share, then it will be subject to the Securities and Exchange Commission’s (“SEC”) penny stock rules.  Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect investors’ ability to resell our common stock which may depress the market price of our common stock and warrants and, accordingly, investors may lose all or part of their investment.

We do not intend to pay dividends on common stock for the foreseeable future, and investors must rely on increases in the market prices of our common stock and warrants for returns on their investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock and warrants after price appreciation to earn an investment return, which may never occur.  Investors seeking cash dividends should not purchase our common stock.  Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.  Properties

Our executive offices are located in Greenwood Village, Colorado, where we lease 2,244 square feet of office space. We currently outsource our manufacturing to, Boman Kemp, which provide production and warehousing facilities in Ogden, Utah.

ITEM 3.  Legal Proceedings

The Company faces exposure to various legal claims in the ordinary course of business.  We maintain insurance policies in the amounts and with coverage and deductibles as we believe reasonable and prudent.  However, we cannot be assured that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of material legal proceedings.

ITEM 4.  Mine Safety Disclosure

Not applicable

PART II

ITEM 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock, $0.0001 par value, has been traded on the Over-the-Counter marketplace (OTCQB) under the symbol “HUWX” since October 7, 2013.  Prior to October 7, 2013, there was no public market for our common stock.  During the fourth quarter of 2013 our common stock traded for a low of $2.10 and high of $4.64.

As of March 27, 2014 we had 106 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors and stockholders approved the Amended and Restated Heatwurx, Inc. 2011 Equity Incentive Plan (the “Plan”) in October 2012.

Eligibility.  Employees, non-employee directors, advisors, and consultants of the Company and its affiliates are eligible to receive grants under the Plan.

Shares Available.  In October 2012, the Board of Directors and stockholders increased the number of shares of common stock reserved for issuance under the Plan to a total of 1,800,000 shares. There are currently 1,320,000 outstanding option grants to officers, directors, employees and consultants under the Plan. If unexercised options expire or are terminated, the underlying shares will again become available for grants under the Plan.

Grants under the Plan.  The Plan provides for the grant of options to purchase shares of common stock of the Company. Options may be incentive stock options, designed to satisfy the requirements of Section 422 of the U.S. Internal Revenue Code, or non-statutory stock options, which do not meet those requirements.  Incentive stock options may only be granted to employees of the Company and its affiliates. Non-statutory stock options may be granted to employees, non-employee directors, advisors, and consultants of Company and its affiliates.

Outstanding Options.  As of December 31, 2013, there were 1,010,000 outstanding options exercisable at a price per share of $2.00, and 310,000 outstanding options exercisable at a price per share of $3.00.  These options expire five years from the date of issuance. Options issued to directors are fully vested upon grant.  Options vest over a period of 2 - 4 years as specified at the time of grant.

Administration of the Plan.  The Plan provides that it will be administered by the Board or a Committee designated by the Board.  Our Board of Directors appointed a Compensation Committee, which administers the Plan.  The Compensation Committee has complete discretion to:

• determine who should receive an option;

• determine the type, the number shares, vesting requirements and other terms and conditions of options;

• interpret the Plan and options granted under the Plan; and

• make all other decisions relating to the operation and administration of the Plan and the options granted under the Plan.

Terms of Options.  The exercise price for non-statutory and incentive stock options granted under the equity compensation plan may not be less than 100% of the fair market value of the common stock on the option grant date or 110% in the case of incentive stock options granted to employees who own stock representing more than 10% of the voting power of all classes of common stock of the Company and its parent and subsidiaries (“10%-Stockholders”).  The Compensation Committee has the authority to establishing the vesting, including the terms under which vesting may be accelerated, and other terms and conditions of the options granted.  Options can have a term of no more than ten years from the grant date except for incentive stock options granted to 10%-Stockholders which can have a term of no more than five years from the grant date.

The Plan authorizes the Compensation Committee to provide for accelerated vesting of options upon a “Change in Control,” as defined in the Plan.  All of the options currently outstanding provide that if there is a Change in Control, (i) immediately prior to the effective date of the Change in Control, an unvested award will become fully exercisable as to all shares subject to the award and (ii) unless the option is assumed by a successor corporation or parent thereof, immediately following the Change in Control any unexercised options will terminate and cease to be outstanding. A Change in Control includes:

• any Person (as such term is used in Sections 13(b) and 14(b) of the 1934 Act) is or becomes the beneficial owner ("Beneficial Owner") (as defined in Rule 13d-3 promulgated under the 1934 Act), directly or indirectly, of securities representing fifty percent (50%) or more of the combined voting power of the Company’s securities that are then outstanding; provided, however, that an initial public offering shall not constitute a Change in Control for purposes of the Plan;

• a merger or consolidation after which the Company’s then current stockholders own less than 50% of the surviving corporation; or

• a sale of all or substantially all of the Company’s assets.

Amendment and Termination.  The Board of Directors may amend or terminate the Plan and outstanding options at any time without the consent of option holders provided that such action does not adversely affect outstanding options. Amendments are subject to stockholder approval to the extent required by applicable laws and regulations. Unless terminated sooner, the Plan will automatically terminate on April 15, 2021, the tenth anniversary of April 15, 2011, the date the Plan was adopted by our Board of Directors and approved by our Stockholders.

The table below provides information as to the number of options outstanding and their weighted average exercise price at December 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

Equity compensation plan approved by security holders:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
2011 Equity Incentive Plan	1,320,000 (1)	$2.23	342,000

(1) Excludes 1,440,000 performance options that were not issued under the equity compensation plan.

Unregistered Sales of Equity Securities

On March 1, 2014, we commenced a non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  The securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. The investors were “accredited investors” as defined in Rule 501(a) of Regulation D promulgated by the Securities and Exchange Commission (the “SEC”).  The investors delivered appropriate investment representations with respect to the transaction.  The investors were afforded the opportunity to ask questions of the Company’s management and to receive answers concerning the terms and conditions of the transaction.  No selling commissions or other remuneration was paid in connection with the sale of the securities.  As of March 27, 2014, we have received $150,000 under the debt offering and issued warrants to purchase 50,000 shares of our common stock.

In January 2014, the Company received a total of $159,996 from three investors in its current offering of up to 772,352 units (the “Units”) at $3.00 per Unit.  Each Unit in this offering consists of one share of the Company’s Series D Preferred Stock (the “Series D Shares”) and one-half warrant, with each whole warrant exercisable at $3.00 per share.  The Series D Shares are convertible into common shares of the Company.  Each Series D Share will convert into one share of our common stock at any time upon at the option of the holder of the Series D Shares or will be converted at the option of the Company at any time the trading price of our common stock is at least $4.50 per share for ten consecutive trading days.  The conversion features of the Series D Shares are subject to adjustment upon the occurrence of certain events affecting the Company’s common stock.  Each whole warrant entitles the holder to purchase one share of common stock at the designated exercise price.  The Units will separate immediately and the preferred stock and the warrants will be issued separately in the offering.  These Units were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. The Units are being offered and sold only to persons who are either “accredited investors” as defined in Rule 501(a) of Regulation D promulgated by the Commission or up to not more than 31 sophisticated investors as defined in Rule 506(b) and who met the suitability standards set forth in the Memorandum dated November 19, 2013.  The initial investor in this offering was an accredited investor.  The investors delivered appropriate investment representations with respect to these sales and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  The investors were afforded the opportunity to ask questions of the Company’s management and to receive answers concerning the terms and conditions of the transaction.  A total of $6,000 was paid in selling commissions to a licensed selling agent in connection with these transactions.  The Units sold in this offering were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  We have agreed utilize reasonable best efforts to file a registration statement within 90 days following completion of this offering to register the common shares issuable upon exercise of the warrants.

On December 11, 2013, the Company issued 12% Notes in the principal aggregate amount of $90,000 to three investors. The Notes mature on June 11, 2014. The Securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. The investors were “accredited investors” as defined in Rule 501(a) of Regulation D promulgated by the Securities and Exchange Commission (the “SEC”).  The investors delivered appropriate investment representations with respect to the transaction.  The investors were afforded the opportunity to ask questions of the Company’s management and to receive answers concerning the terms and conditions of the transaction.  No selling commissions or other remuneration was paid in connection with the sale of the Securities.

In May 2013, the Company raised $1,000,000 pursuant to the terms of a Senior Loan Agreement and the issuance of Senior Secured Promissory Notes to seven investors.  In connection with the issuance of the Notes, the Company paid each investor an origination fee of 1.5%, for a total of $15,000.  These Notes matured on September 15, 2013, and bore interest at 12% per annum.  In August, principal in the amount of $749,982 was retired through the issuance of Series D preferred shares.  On September 15, 2013 the remaining principal in the amount of $250,018 and accrued interest was paid in full.  The Securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering. The investors were “accredited investors” as defined in Rule 501(a) of Regulation D promulgated by the Securities and Exchange Commission (the “SEC”).  The investors delivered appropriate investment representations with respect to the transaction.  The investors were afforded the opportunity to ask questions of the Company’s management and to receive answers concerning the terms and conditions of the transaction.  No selling commissions or other remuneration was paid in connection with the sale of the Securities.

ITEM 6.  Selected Financial Data

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our hot-in-place recycling process and equipment has been selected by the Technology Implementation Group of the American Association of State Highway Transportation Officials (“AASHTO TIG”) as an “additionally Selected Technology” for the year 2012. We develop, manufacture and intend to sell our unique and innovative and eco-friendly equipment to federal, state and local agencies as well as contractors for the repair and rehabilitation of damaged and deteriorated asphalt surfaces.

This Item 7 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements investors should keep in mind the cautionary statements in this report.  Please see the sections entitled “Cautionary Notice Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” elsewhere in the report.

Results of operations for the year ended December 31, 2013 compared to year ended December 31, 2012.

For the year ended December 31, 2013, our net loss was $3,069,000, compared to a net loss of $2,441,000, for the year ended December 31, 2012.  Further description of these losses is provided below.

Revenue

Revenue increased to approximately $312,000 for the year ended December 31, 2013 from approximately $192,000 for the year ended December 31, 2012.  Revenue is generated from the sale of our equipment as well as the sale of consumable products.  Our consumables consist of Polymer pellets used to strengthen the repair when mixed in to the recycled asphalt product; and RxEHAB rejuvenation strips which is an oil-based product which creates the binding agent for the asphalt repair.

Given we are still in a start-up stage, sales of our equipment have not been material to date.  Accordingly, for accounting purposes we consider ourselves to be a development stage company.

Cost of goods sold

Cost of goods sold increased to approximately $188,000 for the year ended December 31, 2013 from $133,000 for the year ended December 31, 2012, due to the sales of our equipment as described above.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $2,819,000 for the year ended December 31, 2013 from approximately $1,884,000 for the year ended December 31, 2012. The increase in selling, general and administrative expenses is principally due to an increase in employee expenses related to the hiring of Company employees of approximately $535,000, depreciation and amortization of approximately $320,000, increased costs of approximately $153,000 in advertising and promotion activities related to business development. These increases were partially offset by a decrease in stock-based compensation costs of approximately $241,000, and increased costs (including legal fees, accounting fees, IPO related and other items) of approximately $168,000.

Research and Development

Research and development decreased to approximately $267,000 for the year ended December 31, 2013 from approximately $448,000 for the year ended December 31, 2012. The principal reason for the decrease is due to fewer legal and other intellectual property consulting fees related to certain patent applications on technology and processes that may be patentable.

We currently have three issued U.S. patents: two utility patents and one design patent. We have four pending U.S. patent applications.  Our two issued utility patents, US Patent Nos. 8,562,247 and 8,556,536, were issued in October 2013 and cover certain unique device aspects of our asphalt repair equipment.  Our design patent, US Patent No. D700,633, was issued in March 2014 and covers the ornamental design of our asphalt processor.  We have received a notice of allowance from the US Patent and Trademark Office (“USPTO”) on a third utility patent covering certain unique method aspects of our asphalt repair equipment.  We anticipate issuance of this patent in June 2014.

We intend to develop other technologies for which we will seek patent protection. In addition, we have made and expect to continue to make certain international filings to attempt to protect our intellectual property rights in a limited number of countries outside of the United States. However, we do not have any assurance that our current pending patent applications will be granted or that we will be able to develop future patentable technologies. We do not believe our ability to operate our business is dependent on the patentability of our technology.

Income taxes

Heatwurx has incurred tax losses since it began operations. A tax benefit would have been recorded for losses incurred since March 29, 2011; however, due to the uncertainty of realizing these assets, a valuation allowance was recognized which fully offset the deferred tax assets.

Liquidity and capital resources

Overview

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the year ended December 31, 2013, the Company incurred a net loss of approximately $3,069,000 and utilized $2,539,000 in cash flows from operating activities.  The Company had cash on hand of approximately $187,000 as of December 31, 2013.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives.

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of December 31, 2013, the Company had an accumulated deficit of approximately $6,814,000.

Management anticipates that the Company will require substantial additional funds to continue operations.  As of December 31, 2013, we had approximately $187,000 cash on hand and were spending approximately $300,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.

Financing Activities

In May 2013, we raised $1,000,000 pursuant to the terms of a Senior Loan Agreement and the issuance of Senior Secured Promissory Notes.  In connection with these loans, we paid each investor an origination fee of 1.5%, for a total of $15,000.  These promissory notes matured on September 15, 2013, and bore interest at 12% per annum.  In August, principal in the amount of $749,982 was retired through the issuance of Series D preferred shares.  On September 15, 2013 the remaining principal in the amount of $250,018 and accrued interest was paid in full.

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

In October 2013, the Company initiated a follow-on Series D Preferred stock offering to sell the remaining 772,352 units at $3.00 per unit for up to $2,317,056 gross proceeds. The offering includes an over-allotment of 1,000,000 units for an additional $3,000,000 in potential gross proceeds.  The offering term ends March 31, 2014, unless we extend the offering for a period not to exceed 60 additional days which would allow us to extend the offering through May 30, 2014.  In January 2014, we sold 53,332 units at $3.00 per unit for gross proceeds of $159,996.

Beginning in October 2013 through April 2014 we have an obligation to make a series of principal payments totaling $1,000,000 on our current senior subordinated note payable.  The Company paid $500,000 in accordance with the terms of the senior subordinated note payable during the year ended 2013 and $250,000 on February 15, 2014.

In December 2013, we raised $90,000 pursuant to the terms of a Loan Agreement and the issuance of Unsecured Promissory Notes.  The notes mature on June 11, 2014 and bear interest of 12% per annum, paid monthly on the first day of the month.

On January 6, 2014, we initiated a debt offering of up to $1,000,000 under the terms of a Loan Agreement.  Each loan is evidenced by an unsecured promissory note bearing interest at the rate of 12% per annum and maturing on January 6, 2016.  Interest will be paid in equal monthly installments on the first day of each month.  As additional consideration for a lender to enter into the Loan Agreement, the Company has agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company, exercisable at $3.00 per share.  The Warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  On February 28, 2014, we completed our $1,000,000 debt financing through the sale of notes and warrants under the Loan Agreement.  The notes were in the aggregate principal amount of $850,000 and were issued with an aggregate of 283,329 warrants to the investors.  We utilized $250,000 of the debt to pay our February 2014 required principal payment on the senior subordinated note payable as discussed above.

On March 1, 2014, we commenced a similar non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  These securities are being offered and will be sold solely to accredited investors without selling commissions.  The proceeds of this offering will be used to satisfy outstanding debt and provide working capital for the Company.  As of March 27, 2014 we have received $150,000 under the debt offering and issued warrants to purchase 50,000 shares of our common stock.

Cash Requirements

The issues described in the paragraphs above raise substantial doubt about the Company’s ability to continue as a going concern.  Although we have commenced a new $3,000,000 debt offering as noted above and we have a total of approximately $2,157,000 remaining to be raised under our Series D preferred stock offering, we cannot guarantee we will be able to raise the entire offering amounts, if any.  We are solely reliant on raising additional capital in order to maintain our current operations.  To date we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist us with our capital raising initiatives in the future, we do not expect that we would be able to obtain any alternative forms of financing at this time and we would not be able to continue to satisfy our current or long term obligations.  Based upon our current monthly spend we anticipate the need to raise at least $3,600,000 to meet our cash flow requirements for the next twelve months.

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of December 31, 2013, is as follows:

Contractual Obligation	Total	Due in 2014	Due in 2015-2016	Due in 2017-2018	Thereafter
Sr. Subordinated note payable	$ 500,000	$ 500,000	$ -	$ -	$ -
Operating lease obligation (1)	6,358	6,358	-	-	-
Equipment financing (2)	186,645	41,186	89,726	55,733	-
Purchase obligations (3)	114,773	114,773	-	-	-
Total	$ 807,776	$ 662,317	$ 89,726	$ 55,733	$ -

(1)  Amount relates to our office lease agreement through February 28, 2014

(2)  Includes equipment utilized in our demonstration process

(3)  Represents a commitment to our manufacturer to purchase equipment.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing activities

Critical Accounting Policies and Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates, allocations and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, accrued liabilities and certain expenses. We base our estimates about the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our financial statements.  See Note 2 of the accompanying Notes to the Financial Statements included in Item 8 of this Form 10-K for additional information on these policies and estimates, as well as a discussion of additional accounting policies and estimates.

Revenue Recognition

Equipment sales revenue is recognized when equipment is shipped to our customer and collection is reasonably assured. The Company sells its equipment (HWX-30 heater and HWX-AP-40 asphalt processor), as well as certain consumables, such as RxEHAB rejuvenation strips and Polymer pellets, to third parties.  Equipment sales revenue is recognized when all of the following criteria are satisfied:  (a) persuasive evidence of a sales arrangement exists; (b) price is fixed and determinable; (c) collectability is reasonably assured; and (d) delivery has occurred.  Persuasive evidence of an arrangement and a fixed or determinable price exist once we receive an order or contract from a customer.  We assess collectability at the time of the sale and if collectability is not reasonably assured, the sale is deferred and not recognized until collectability is probable or payment is received.  Typically, title and risk of ownership transfer when the equipment is shipped.

Research and Development Expenses

Research and development costs are expensed as incurred and consist of direct and overhead-related expenses. Expenditures to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed when incurred. Technology we develop for use in our products is expensed as incurred until technological feasibility has been established after which it is capitalized and depreciated.

Stock-based Compensation

We record equity instruments at their fair value on the measurement date by utilizing the Black-Scholes option-pricing model.  Stock Compensation for all share-based payments, is recognized as an expense over the requisite service period.

The significant assumptions utilized in determining the fair value of our stock options included the volatility rate, estimated term of the options, risk-free interest rate and forfeiture rate.  In order to estimate the volatility rate at each issuance date, given that the Company has not established a historical volatility rate as it has minimal trading volume since we began trading in October 2013, management reviewed volatility rates for a number of companies with similar manufacturing operations to arrive at an estimated volatility rate for each option grant.  The term of the options was assumed to be five years, which is the contractual term of the options.  The risk-free interest rate was determined utilizing the treasury rate with a maturity equal to the estimated term of the option grant.  Finally, management assumed a zero forfeiture rate as the options granted were either fully-vested upon the date of grant or had relatively short vesting periods.  As such, management does not currently believe that any of the options granted will be forfeited.  We will monitor actual forfeiture rates, if any, and make any appropriate adjustments necessary to our forfeiture rate in the future.

Non-employee share-based compensation charges generally are immediately vested and have no future performance requirements by the non-employee and the total share-based compensation charge is recorded in the period of the measurement date.

Impairment of Long-Lived Assets

We review long-lived assets for impairment on an annual basis, during the fourth quarter or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that affect the Company.

ITEM 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Heatwurx, Inc. (A Development Stage Company)

Report of Hein & Associates LLP, Independent Registered Public Accounting Firm	26

Balance Sheets at December 31, 2013 and 2012	27

Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from March 29, 2011 (date of inception) through December 31, 2013	28

Statements of Stockholders’ Equity for the period from March 29, 2011 (date of inception) through December 31, 2013	29

Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from March 29, 2011 (date of inception) through December 31, 2013	30

Notes to the Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heatwurx, Inc.

We have audited the accompanying balance sheets of Heatwurx, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, and for the period from March 29, 2011 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatwurx, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and for the period from March 29, 2011(date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses from operations since incorporation and recognized minimal revenues since inception.  Additionally, the Company has an accumulated net deficit of approximately $6,800,000 as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Hein & Associates LLP

Denver, Colorado

March 27, 2014

HEATWURX, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 186,864	$ 1,021,475
Accounts receivable	19,200	30,451
Prepaid expenses and other current assets	80,386	56,368
Inventory	228,256	48,749
Total current assets	514,706	1,157,043
EQUIPMENT, net of depreciation	369,775	316,357
INTANGIBLE ASSETS, net of amortization	2,053,572	2,410,715
TOTAL ASSETS	$ 2,938,053	$ 3,884,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 77,028	$ 73,172
Accrued liabilities	256,094	112,482
Advance payment	155,497	-
Interest payable	1,812	2,630
Income taxes payable	100	150
Loan payable	41,186	27,218
Current portion of senior subordinated note payable	500,000	500,000
Current portion of unsecured notes payable	90,000	-
Total current liabilities	1,121,717	715,652
LONG-TERM LIABILITIES:
Loan payable	145,458	106,158
Senior subordinated note payable	-	500,000
Total long-term liabilities	145,458	606,158
TOTAL LIABILITIES	$ 1,267,175	$ 1,321,810
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:
Series A Preferred Stock, $0.0001 par value, no shares issued and outstanding at December 31, 2013 and 600,000 issued and outstanding at December 31, 2012; no liquidation preference at December 31, 2013 and liquidation preference of $568,490 as of December 31, 2012	$ -	$ 60
Series B Preferred Stock, $0.0001 par value, 177,000 and 1,500,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively; liquidation preference of $416,227 at December 31, 2013 and $3,286,685 as of December 31, 2012	18	150
Series C Preferred Stock, $0.0001 par value, 101,000 and 760,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively; liquidation preference of $224,668 at December 31, 2013 and $1,569,172 as of December 31, 2012	10	76
Series D Preferred Stock, $0.0001 par value, 727,648 shares issued and outstanding at December 31, 2013 and no shares issued and outstanding at December 31, 2012; liquidation preference of $2,403,691 at December 31, 2013 and no liquidation preference as of December 31, 2012	73	-
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,082,000 and 1,900,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	808	190
Additional paid-in capital	8,483,727	5,992,636
Accumulated deficit during development stage	(6,813,758)	(3,430,807)
Total stockholders’ equity	$ 1,670,878	$ 2,562,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,938,053	$ 3,884,115

The accompanying notes are an integral part of these financial statements.

HEATWURX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from March 29, 2011 (date of inception) through December 31, 2013
REVENUE:
Equipment sales	$ 278,463	$ 190,145	$ 468,608
Other revenue	34,017	2,000	51,551
Total revenues	312,480	192,145	520,159

COST OF GOODS SOLD	188,002	133,255	321,257
GROSS PROFIT	124,478	58,890	198,902

EXPENSES:
Selling, general and administrative	2,818,736	1,883,635	5,314,302
Research and development	267,062	448,028	888,870
Total expenses	3,085,798	2,331,663	6,203,172

LOSS FROM OPERATIONS	(2,961,320)	(2,272,773)	(6,004,270)

OTHER INCOME AND EXPENSE:
Interest income	2,394	3,131	7,225
Interest expense	(109,725)	(170,715)	(452,960)
Total other income and expense	(107,331)	(167,584)	(445,735)

LOSS BEFORE INCOME TAXES	(3,068,651)	(2,440,357)	(6,450,005)
Income taxes	(50)	(181)	(331)
NET LOSS	$ (3,068,701)	$ (2,440,538)	$ (6,450,336)

Preferred Stock Cumulative Dividend and Deemed Dividend or Beneficial Conversion Feature	21,302	329,170	425,649
Net loss applicable to common stockholders	$ (3,090,003)	$ (2,769,708)	$ (6,875,985)
Net loss per common share basic and diluted	$ (0.61)	$ (1.50)
Weighted average shares outstanding used in calculating net loss per common share	5,037,405	1,843,033

The accompanying notes are an integral part of these financial statements.

HEATWURX, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 29, 2011 (DATE OF INCEPTION) THROUGH

DECEMBER 31, 2013

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Deficit	Total
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$
Balance at March 29, 2011 (date of inception)	-	$ -	-	$ -	-	$-	-	$-	-	$ -	$-	$ -	$ -
Shares issued on April 4, 2011	-	-	-	-	-	-	-	-	2,800,000	280	3,720	-	4,000
600,000 shares issued at $0.833 per share pursuant to private placement dated April 15, 2011	600,000	60	-	-	-	-	-	-	-	-	499,940	-	500,000
1,500,000 shares issued at $2.00 per share pursuant to private placement dated October 21, 2011	-	-	1,500,000	150	-	-	-	-	-	-	2,999,850	-	3,000,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	212,114	-	212,114
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(941,097)	(941,097)
Balance at December 31, 2011	600,000	$60	1,500,000	$150	-	$ -	-	$-	2,800,000	$280	$3,715,624	$(941,097)	$2,775,017
760,000 shares issued at $2.00 per share pursuant to private placement dated August 6, 2012	-	-	-	-	760,000	76	-	-	-	-	1,519,924	-	1,520,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	456,998	-	456,998
Dividend payable on Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	(49,172)	(49,172)
1,050,000 shares acquired as Treasury stock and retired	-	-	-	-	-	-	-	-	(1,050,000)	(105)	105	-	-
Stock options exercised	-	-	-	-	-	-	-	-	150,000	15	299,985	-	300,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,440,538)	(2,440,538)
Balance at December 31, 2012	600,000	$60	1,500,000	$150	760,000	$76	-	$ -	1,900,000	$ 190	$5,992,636	$(3,430,807)	$2,562,305
Preferred stock conversion to common shares	(600,000)	(60)	(1,323,000)	(132)	(659,000)	(66)	-	-	6,182,000	618	(360)	-	-
Issued pursuant to private placement dated June 22, 2013	-	-	-	-	-	-	727,648	73	-	-	2,182,871	-	2,182,944
Share issuance costs	-	-	-	-	-	-	-	-	-	-	(84,232)	-	(84,232)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	216,083	-	216,083
Dividends accrued on Series C shares	-	-	-	-	-	-	-	-	-	-	-	(69,096)	(69,096)
Dividends on accrued on Series D shares	-	-	-	-	-	-	-	-	-	-	-	(68,425)	(68,425)
Beneficial conversion feature on issuance of Series D shares	-	-	-	-	-	-	-	-	-	-	176,729	(176,729)	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(3,068,701)	(3,068,701)
Balance at December 31, 2013	-	$ -	177,000	$ 18	101,000	$ 10	727,648	$ 73	8,082,000	$ 808	$ 8,483,727	$ (6,813,758)	$ 1,670,878

The accompanying notes are an integral part of these financial statements.

HEATWURX, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from March 29, 2011 (date of inception) through December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,068,701)	$ (2,440,538)	$ (6,450,336)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	57,763	19,182	77,470
Amortization expense	357,143	89,285	446,428
Bad debt expense	-	3,500	3,500
Non-cash expenses exchanged for services	-	-	1,694
Stock-based compensation	216,083	456,998	885,195
Changes in current assets and liabilities:
Decrease (increase) in receivables	11,751	(24,451)	(22,200)
Increase in prepaid and other current assets	(24,518)	(56,368)	(80,886)
Increase in inventory	(97,369)	(48,749)	(146,118)
(Decrease) increase in income taxes payable	(50)	50	100
Increase in accounts payable	3,856	73,172	77,028
Increase in accrued liabilities	6,091	43,310	69,401
(Decrease) increase in interest payable	(818)	(7,891)	1,812
Cash used in operating activities	(2,538,769)	(1,892,500)	(5,136,912)

CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(27,674)	(334,338)	(365,432)
Acquisition of business	-	-	(2,500,000)
Cash used in investing activities	(27,674)	(334,338)	(2,865,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advance payment	73,359	-	73,359
Proceeds from issuance of unsecured notes payable	90,000	-	90,000
Proceeds from issuance of senior secured notes payable	1,000,000	-	2,500,000
Repayment of senior secured notes payable	(250,018)	(1,500,000)	(1,750,018)
Proceeds from issuance of senior subordinated note payable	-	-	1,000,000
Repayment of senior subordinated note payable	(500,000)	-	(500,000)
Proceeds from issuance of common shares	-	-	4,000
Proceeds from exercise of stock options	-	300,000	300,000
Proceeds from issuance of Series A preferred shares	-	-	500,000
Proceeds from issuance of Series B preferred shares	-	-	3,000,000
Proceeds from issuance of Series C preferred shares	-	1,520,000	1,520,000
Proceeds from issuance of Series D preferred shares	1,348,730	-	1,348,730
Loan proceeds from equipment loan payable	-	142,290	142,290
Repayment on equipment loan payable	(30,239)	(8,914)	(39,153)
Cash provided by financing activities	$ 1,731,832	$ 453,376	$ 8,189,208

NET CHANGE IN CASH AND CASH EQUIVALENTS	(834,611)	(1,773,462)	186,864
CASH AND CASH EQUIVALENTS, beginning of period	1,021,475	2,794,937	-
CASH AND CASH EQUIVALENTS, end of period	$ 186,864	$ 1,021,475	$ 186,864

The accompanying notes are an integral part of these financial statements.

HEATWURX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.  PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc. (“Heatwurx,” the “Company”) is a development stage, asphalt repair equipment and technology company.  Heatwurx was incorporated on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011.  (Note 4)

Development Stage - From the date of incorporation, the Company has been in the development stage and therefore is classified as a development stage company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net loss.

The Company also faces certain risks and uncertainties which are present in many emerging companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party manufacturing organizations.

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the year ended December 31, 2013, the Company incurred a net loss of approximately $3,069,000 and utilized approximately $2,539,000 in cash flows from operating activities.  The Company had cash on hand of approximately $187,000 as of December 31, 2013.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives. We cannot assure that additional debt, equity or other funding will be available to us on acceptable terms, if at all.  If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate our operations, or seek to merge with or be acquired by another company.

Management anticipates that the Company will require additional funds to continue operations.  As of December 31, 2013, we had approximately $187,000 cash on hand and were spending approximately $300,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.  The company raised $850,000 in the first quarter of 2014 in relation to a $1,000,000 debt offering issued in January 2014 and an additional $160,000 in relation to its Series D preferred stock offering. The company raised $150,000 in a $3,000,000 private debt offering issued in March 2014.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern. Although we have commenced a new $3,000,000 debt offering and we have a total of approximately $2,157,000 remaining to be raised under our Series D preferred stock offering, we cannot guarantee we will be able to raise the entire offering amounts, if any.  We are solely reliant on raising additional capital in order to maintain our current operations.  To date we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist us with our capital raising initiatives in the future, we do not expect that we would be able to obtain any alternative forms of financing at this time and we would not be able to continue to satisfy our current or long term obligations.  Based upon our current monthly spend we anticipate the need to raise at least $3,600,000 to meet our cash flow requirements for the next twelve months.  If we successfully raise $3,000,000 in the private debt offering, we believe the proceeds we will receive and anticipated revenues from equipment sales will be sufficient to fund our operations, including our expected capital expenditures, through the next twelve months.  Without these additional funds, we will be required to reduce operations, curtail any future growth opportunities, cease operations all together, or seek to merge with or be acquired by another company.

The accompanying audited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While management believes the estimates to be reasonable, actual results could differ materially from those estimates and could impact future results of operations and cash flows.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2013. At times, the Company may have cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.  As of December 31, 2013 none of the Company’s accounts exceeded the FDIC insured limits.

Accounts Receivable and Bad Debt Expense - Management reviews individual accounts receivable balances that exceed 90 days from the invoice date.  Based on an assessment of current creditworthiness of the customer, the Company estimates the portion, if any, of the balance that will not be collected.  All accounts deemed to be uncollectible are written off to operation expense.  There was no allowance for uncollectible accounts for the years ended December 31, 2013 and 2012.

Inventories - The Company’s finished goods and materials and supplies inventories are recorded at lower of cost or net realizable value.  Cost is determined by using the FIFO (first-in, first-out) inventory method.

Property and Equipment - Property and equipment is stated at cost and consists of office and computer equipment depreciated on a straight line basis over an estimated useful life of three years, and process demonstration equipment (demo equipment) depreciated on a straight line basis over an estimated useful life of seven years.  Maintenance and repairs are charged to expense as incurred.

Impairment of Long-lived Assets - The Company periodically reviews its long-lived assets to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition, at least annually or more frequently if events or changes in circumstances indicate a potential impairment may exist.  Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets.  The Company performs its impairment analysis in October of each year.  For the year ended December 31, 2013, the Company used the Relief-from-Royalty method to analyze its developed technology for impairment.  There were no impairment charges for the years ended December 31, 2013 and 2012.

Intangible Assets - Intangible assets consist of developed technology acquired as part of an acquisition, which was deemed in-process research and development upon acquisition. During development, in-process research and development is not subject to amortization and is tested for impairment. In October 2012, the in-process research and development was reclassified as developed technology. Our developed technology is amortized over its estimated useful life of 7 years.

Stock-Based Compensation - The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, at each reporting period if actual forfeitures differ from those estimates. The Company estimated future unvested forfeitures at 0% for the year ended December 31, 2013.

Advertising Expense - The Company charges advertising costs to expense as incurred. Advertising costs were $247,500 and $150,500 for the year ended December 31, 2013 and 2012, respectively.

Income Taxes - The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The provision for income taxes includes federal and state income taxes currently payable and deferred taxes resulting from temporary differences between the financial statement and tax basis of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized.

With respect to uncertain tax positions, the Company would recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2013 or 2012.

Compensated absences - At December 31, 2013 and 2012, the Company recorded a liability for paid time off earned by permanent employees but not taken, in accordance with human resource policies.

Research and development - Research and development costs are expensed as incurred and consist of direct and overhead-related expenses. Expenditures to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed when incurred. Technology we develop for use in our products is expensed as incurred until technological feasibility has been established after which it is capitalized and depreciated.

Revenue Recognition - The Company sells its equipment (HWX-30 heater and HWX-AP-40 asphalt processor), as well as certain consumables to third parties.  Equipment sales revenue is recognized when all of the following criteria are satisfied:  (a) persuasive evidence of a sales arrangement exists; (b) price is fixed and determinable; (c) collectability is reasonably assured; and (d) delivery has occurred.  Persuasive evidence of an arrangement and a fixed or determinable price exist once we receive an order or contract from a customer.  We assess collectability at the time of the sale and if collectability is not reasonably assured, the sale is deferred and not recognized until collectability is probable or payment is received.  Typically, title and risk of ownership transfer when the equipment is shipped.

Other revenue represents service provided by the Company and consumable revenue.

Interest income is recognized as earned, over the term of the investment.

Fair Value of Financial Instruments - The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

• Level 1 - quoted prices in active markets for identical assets or liabilities,

• Level 2 - other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date,

• Level 3 - significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The carrying amount of certain financial instruments, including cash and cash equivalents and interest payable approximates fair value due to the relatively short maturity of such instruments. The senior secured, unsecured and senior subordinated notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2013 and 2012. The Company does not have any fair value instruments for assets and liabilities measured at fair value on a recurring or non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013, nor gains or losses reported in the statement of operations.

Concentration of Supplier and Customer Risk - During the year ended December 31, 2013, the Company’s asphalt repair equipment, including major components, were purchased from two primary suppliers providing an aggregate of 95% of total equipment purchases.  During the same period, two customers were responsible for an aggregate of 92% of total revenues.

Recent Accounting Pronouncements - There are no recent accounting pronouncements that affect the Company.

3.  PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	December 31, 2013	December 31, 2012
Computer equipment & software	$ 20,562	$ 14,285
Demo Equipment	426,336	321,432
	446,898	335,717
Accumulated depreciation	(77,123)	(19,360)
	$ 369,775	$ 316,357

Depreciation expense was $57,763 and $19,182, for the years ended December 31, 2013 and 2012, respectively.

4.  ACQUISITION:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000. The purchase price was paid in a $1,500,000 cash payment and the issuance of a senior subordinated note to the seller in the amount of $1,000,000. (Note 5)

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain distribution relationships that were in process, but not finalized as of the acquisition date.  Collectively, these investments constitute the in-process research and development we refer to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of 7 years. The initial estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.   The Company performed its annual impairment analysis for the year ended December 31, 2013, in October of 2013.  The Company used the Relief-from-Royalty method.  The Company believes that is the most appropriate method for valuing the developed technology as it is a revenue generating technology.  As of December 31, 2013, our developed technology intangible asset had a value of $2,053,572, net of accumulated amortization of $446,428.  Amortization expense for the years ended December 31, 2013 and 2012 was $357,143 and $89,285, respectively.

Expected amortization expense for our developed technology for the next five years is as follows:

2014	$ 357,143
2015	$ 357,143
2016	$ 357,143
2017	$ 357,143
2018	$ 357,143
$1,785,715

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

The performance stock options will vest in full on the occurrence of any the following: (1) the Company achieves total revenue in the twelve month period ended April 2014 of $49,500,000; or (2) the Company achieves total revenue in the twelve month period ended April 2015 of $99,000,000. If the performance stock options do not vest per the aforementioned vesting schedule, the performance stock options will immediately terminate and expire.

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

During the fourth quarter of calendar year 2013, the Company reviewed and updated its assessment of the potential vesting of the performance stock options.  The Company determined it will not achieve revenues for the twelve month period ended April 14, 2014 of at least $49,500,000.  In addition, the Company does not believe there is a scenario where it will achieve total revenue in the twelve month period ended April 2015 of $99,000,000 and therefore there is still no value assigned to the performance stock options.

5.  NOTES PAYABLE:

Unsecured Notes Payable - The Company issued senior unsecured notes payable totaling $90,000 on December 11, 2013.  The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on June 11, 2014.

Interest on the unsecured notes payable totaling $562 was outstanding at December 31, 2013.

Senior Secured Notes Payable - The Company issued senior secured notes payable totaling $1,000,000 on May 22, 2013. The notes bear interest at a rate of 12% per annum and was payable monthly on the first day of each month.  The entire principal balance and all accrued interest were due September 15, 2013.  In August, principal in the amount of $749,982 was retired through the issuance of Series D preferred shares.  On September 15, 2013 the remaining principal in the amount of $250,018 and accrued interest was paid in full.

Senior Subordinated Note Payable - The Company issued a senior subordinated note payable in the amount of $1,000,000 on April 15, 2011 to Richard Giles, a founder, stockholder and former director of the Company.  The note bears interest at a rate of 6% per annum and matures on April 15, 2014. The holder of the senior subordinated note agreed to subordinate to the lenders of the senior secured notes his security interest in our assets granted under the Subordinated Security Agreement dated April 15, 2011.  Mandatory principal payments of $250,000 each were made on October 15, 2013 and December 15, 2013.  As of December 31, 2013, the note was subject to mandatory principal payments of $250,000 on February 15, 2014 and April 15, 2014.  The required principal payment of $250,000 was made on February 15, 2014.

Interest on the senior subordinated note payable totaling $1,250 and $2,630 was outstanding at December 31, 2013 and 2012, respectively.  See Note 13 for further discussion of the Senior Subordinated Note Payable.

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

As of December 31, 2013, the loans are subject to mandatory principal payments as follows:

Year ending December 31,	Payments
2014	$ 631,186
2015	44,001
2016	45,725
2017	37,361
2018	18,371
Total principal payments	$ 776,644

6.  INCOME TAXES:

The Company and its predecessor file income tax returns in the U.S. federal jurisdiction and in the states of Colorado and Utah. There are currently no income tax examinations underway for these jurisdictions. The Company filed its initial tax returns for the nine months ended December 31, 2011 with federal and Utah and December 31, 2012 is the initial tax filing period for Colorado.

The Company provides deferred income taxes for differences between the tax reporting bases and the financial reporting bases of assets and liabilities. The Company had no unrecognized income tax benefits. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

As of December 31, 2013, the Company’s tax year for 2011 and 2012 are subject to examination by the tax authorities.

Deferred Income Taxes - The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. As of December 31, 2013, the Company has net operating losses for federal and state income tax purposes of approximately $5,519,606 and $6,154,314, respectively, which are available for application against future taxable income and which will start expiring in 2031 and 2026, respectively. The benefit associated with the net operating loss carry forward will more likely than not go unrealized unless future operations are successful. Since the success of future operations is indeterminable, the potential benefits resulting from these net operating losses have not been recorded in the financial statements.

	December 31, 2013	December 31, 2012
Deferred Tax Assets:
Net operating loss carry forward - Federal	$ 1,876,666	$ 1,134,761
Net operating loss carry forward - State	191,386	-
Contribution carry forward	188	-
Stock-based compensation	126,245	40,373
Accrued liabilities and deferred rent	7,707	7,459
Amortization	42,380	-
Total	2,244,572	1,182,593
Valuation allowance for deferred tax asset	(2,177,939)	(1,048,199)
Total deferred tax assets	66,633	134,394

Deferred Tax Liabilities:
Deferred state taxes	-	49,310
Depreciation	66,633	58,746
Amortization	-	26,338
Total deferred tax liability	66,633	134,394
Net deferred tax asset	$ -	$ -

A reconciliation between the statutory federal income tax rate of 34% and our effective tax rate for the year ended December 31, 2013, the period from January 1, 2012 through December 31, 2012, are as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
Federal statutory income tax rate	34.0%	34.0%
Permanent differences	(0.6)%	(2.2)%
Deferred tax asset valuation allowance	(36.8)%	(28.7)%
Other	3.4%	(3.1)%
Effective income tax rate	-	-

7.  STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 8,082,000 and 1,900,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of December 31, 2013 and 2012, there were 1,005,648 and 2,860,000 preferred shares outstanding, respectively.

Series A Preferred Stock - As of December 31, 2013 there were no shares of Series A Preferred Stock outstanding and 600,000 shares outstanding as of December 31, 2012.

During the year ended December 31, 2013; 600,000 Series A preferred shares were converted to common shares at a ratio of 7:1.  The Series A Preferred Stock ranked senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series A Preferred Stock accrued dividends at the rate per annum of $0.066664. Dividends on Series A preferred shares are paid only upon liquidation, therefore the conversion of Series A preferred shares to common shares resulted in a full release of the accumulated dividends as of December 31, 2013.

Series B Preferred Stock - As of December 31, 2013 there were 177,000 shares of Series B Preferred Stock outstanding and 1,500,000 shares outstanding as of December 31, 2012.

During the year ended December 31, 2013; 1,323,000 Series B preferred shares were converted to common shares.  The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock accrue dividends at the rate per annum of $0.16 per share. Dividends on Series B preferred shares are paid only upon liquidation, therefore the conversion of Series B preferred shares to common shares resulted in a release of $361,426 in accumulated dividends during the year ended December 31, 2013. At December 31, 2013 and 2012, Series B Preferred Stock had dividends accumulated of $62,227 and $286,685. No dividends have been declared, therefore there are no amounts accrued on the balance sheet.

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

Series C Preferred Stock - As of December 31, 2013 there were 101,000 shares of Series C Preferred Stock outstanding and 760,000 shares outstanding as of December 31, 2012.

During the year ended December 31, 2013; 659,000 Series C preferred shares were converted to common shares. The Series C Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series C Preferred Stock accrue dividends at the rate per annum of $0.16 per share. At December 31, 2013, Series C Preferred Stock had dividends accumulated of $118,268. Dividends of $95,600 were paid upon the conversion of Series C preferred shares to common shares. As dividends are accrued and payable quarterly on the Series C Preferred Stock, the Company had dividends payable of $22,668 and $49,172 included in accrued expenses as of December 31, 2013 and 2012, respectively.

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

Series D Preferred Stock - As of December 31, 2013 there were 727,648 shares of Series D Preferred Stock outstanding and no shares outstanding as of December 21, 2012.

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

Holders of Series D Preferred Stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D Preferred Stock, the Company paid dividends of $24,407 during the year ended December 31, 2013.  As of December 31, 2013 the Company has dividends payable in accrued expenses of $44,018.

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

Each unit includes one-half warrant.  Each full warrant grants the right to purchase a share of the Company’s common stock and, as of December 31, 2013, there were warrants to purchase 363,824 shares of common stock outstanding.  The warrants will be exercisable by the holders at any time on or after the issuance date of the warrants through and including October 1, 2014.

In October 2013, the Company initiated a follow-on Series D Preferred stock offering to sell the remaining 772,352 units at $3.00 per unit for up to $2,317,056 gross proceeds. The offering includes an over-allotment of 1,000,000 units for an additional $3,000,000 in potential gross proceeds.  The offering term ends March 31, 2014, unless we extend the offering for a period not to exceed 60 additional days which would allow us to extend the offering through May 30, 2014.

The terms of the follow-on Series D preferred stock offering are the same as the original Series D preferred stock offering except that the warrants will be exercisable by the holders at any time on or after the issuance date of the warrants through and including one year from their respective issuance dates.  In addition, the Company agreed to use its best efforts to register the shares underlying the warrants issued in the follow-on Series D preferred stock offering and the original Series D preferred stock offering.  The Company intends to file the registration statement not later than 90 days following the completion of the offering and will use its best efforts to maintain the effectiveness of the registration statement for the investors in this and the prior offering through December 31, 2015.

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

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2011	300,000	$ 2.00
Granted	872,000	$ 2.00
Exercised	(150,000)	$ 2.00
Cancelled	-	$ -
Balance, December 31, 2012	1,022,000	$ 2.00	4.30
Granted	410,000	$ 2.76
Exercised	-	$ -
Cancelled	(112,000)	$ 2.00
Balance, December 31, 2013	1,320,000	$ 2.23	3.44
Exercisable, December 31, 2012	710,000	$ 2.00
Exercisable, December 31, 2013	845,000	$ 2.04

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	December 31, 2013	December 31, 2012
Risk-free interest rate range	0.11% - 1.55%	0.62% - 0.91%
Expected life	5.0 Years	5.0 Years
Vesting period	0 - 4 Years	0 - 4 Years
Expected volatility	39%	39%
Expected dividend	-	-
Fair value range of options at grant date	$1.008 - $1.089	$0.675 - $0.705

Significant assumptions utilized in determining the fair value of our stock options included the volatility rate, estimated term of the options, risk-free interest rate and forfeiture rate.  In order to estimate the volatility rate at each issuance date, given that the Company has not established a historical volatility rate as it has minimal trading volume since we began trading in October 2013, management reviewed volatility rates for a number of companies with similar manufacturing operations to arrive at an estimated volatility rate for each option grant.  The term of the options was assumed to be five years, which is the contractual term of the options.  The risk-free interest rate was determined utilizing the treasury rate with a maturity equal to the estimated term of the option grant.  Finally, management assumed a zero forfeiture rate as the options granted were either fully-vested upon the date of grant or had relatively short vesting periods.  As such, management does not currently believe that any of the options granted will be forfeited.  We will monitor actual forfeiture rates, if any, and make any appropriate adjustments necessary to our forfeiture rate in the future.

For the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense of $216,083 and $456,998, respectively.

As of December 31, 2013 and 2012 there was $404,006 and $181,455, respectively, of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the year ended December 31, 2013.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2011	1,400,000	$ 0.06
Granted	40,000	$ 2.00
Exercised	-	$ -
Cancelled	-	$ -
Balance, December 31, 2013 and 2012	1,440,000	$ 0.11
Exercisable, December 31, 2013 and 2012	40,000	$ 2.00

See Note 4 for further discussion of the performance options.

Warrants

The Company issued warrants in connection with the Series D unit offering discussed above. Each unit consisted of one share of Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share and grants the right to purchase a share of the Company’s common stock. The warrants are exercisable by the holders through and including October 1, 2014.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Granted	363,824	$ 3.00
Exercised	-	$ -
Cancelled	-	$ -
Balance, December 31, 2013	363,824	$ 3.00	0.75

8.  NET LOSS PER COMMON SHARE:

The Company computes loss per share of common stock using the two-class method required for participating securities.  Our participating securities include all series of our convertible preferred stock.  Undistributed earnings allocated to these participating securities are added to net loss in determining net loss applicable to common stockholders.  Basic and Diluted loss per share are computed by dividing net loss applicable to common stockholder by the weighted-average number of shares of common stock outstanding.

Outstanding options were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from March 29, 2011 (date of inception) through December 31, 2013
Net Loss	$ (3,068,701)	$ (2,440,538)	$ (6,450,336)
Basic and diluted:
Preferred stock cumulative dividend - Series A (1)	(68,490)	39,998	-
Preferred stock cumulative dividend - Series B (1)	(224,458)	240,000	62,227
Preferred stock cumulative dividend - Series C	69,096	49,172	118,268
Preferred stock cumulative dividend - Series D	245,154	-	245,154
Net income applicable to preferred stockholders	21,302	329,170	425,649
Net loss applicable to common stockholders	$ (3,090,003)	$ (2,769,708)	$ (6,875,985)

(1) Upon conversion of the Series A and B preferred stock into common stock, the holders of the Series A and B preferred stock were no longer entitled to the dividends recorded in the adjustment to net loss applicable to common shareholders in prior periods.  As a result, current year reported dividends were adjusted downward to reflect this release of accumulated dividends.

9.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments - On July 18, 2012, the Company entered into a thirteen month lease for office space for our corporate headquarters located in Greenwood Village, Colorado.  Under the terms of the lease agreement, the Company leased approximately 2,244 square feet of general office space.  The lease term commenced on July 23, 2012 and continues through August 31, 2014.

Total rent expense for the year ended December 31, 2013, and 2012 was $36,404 and $27,000, respectively.

The Company’s remaining commitment under its current lease term for 2014 is approximately $16,000.

Purchase Commitments - As of December 31, 2013, the Company has a commitment to its manufacturer to purchase equipment totaling approximately $115,000.  In January 2014, the Company paid the existing commitment of approximately $115,000.  The manufacturing company has begun additional fabrication of our equipment resulting in a future commitment of approximately $145,000 upon completion.

10.  RELATED PARTY TRANSACTIONS:

The Company has a consulting arrangement and a Senior Subordinated note payable with Mr. Rich Giles, a founder, stockholder, and former director of the Company.  The following table outlines payments to Mr. Giles for the years ended December 31:

	2013	2012
Consulting fees	$ 189,600	$ 196,400
Sr. Subordinated interest payments	57,500	60,000
Sr. Subordinated principal payments	$ 500,000	$ -

During the year ended December 31, 2013, Mr. Gus Blass III, a member of our board of directors and a stockholder, held $125,000 of the senior secured notes payable in an individual capacity and $125,000 through an entity in which he is a managing member.  The senior secured notes payable, principal and interest, were paid in full to Mr. Blass on September 15, 2013. Mr. Blass also received dividends from preferred stock in 2013 totaling $5,979.

During the year ended December 31, 2012, the Company paid consulting fees of $45,000 to Mr. Garland, former Chief Executive Officer and Director of the Company, before he was hired as the Company’s Chief Executive Officer.

Also during the year ended December 31, 2012 the Company paid consulting fees of $12,500 to Larry Griffin, a founder, and former executive officer of the Company.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from March 29, 2011 (date of inception) through December 31, 2013
Cash paid for interest	$ 107,913	$ 178,316	$ 448,229
Cash paid for income taxes	$ 100	$ 100	$ 200
Series C Dividend payable in accrued expenses	$ 22,668	$ 49,172	$ 22,668
Series D Dividend payable in accrued expenses	$ 44,018	$ -	$ 44,018

Non-Cash investing and financing transactions
Repayment of senior secured notes payable with issuance of Series D preferred shares	$ 749,982	$ -	$ 749,982
Financing the purchase of equipment under a 5 year loan agreement	$ 83,507	$ -	$ 83,507
Beneficial conversion feature on warrants issued in conjunction with Series D preferred shares	$ 176,729	$ -	$ 176,729

12.  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes the Company’s quarterly results of operations for 2013 and 2012:

2013	March 31	June 30	September 30	December 31
Total revenue	$ 19,200	$ 97,280	$ 125,910	$ 70,090
Net loss	(816,365)	(726,571)	(718,840)	(806,925)
Net loss applicable to common stockholders	(915,307)	(768,358)	(932,600)	(473,738)
Net loss per common share basic and diluted	$ (0.48)	$ 0.34)	$ (0.12)	$ (0.06)

2012	March 31	June 30	September 30	December 31
Total revenue	$ 14,614	$ 97,022	$ 49,058	$ 31,451
Net loss	(580,637)	(475,079)	(601,882)	(782,940)
Net loss applicable to common stockholders	(650,254)	(544,696)	(691,587)	(883,171)
Net loss per common share basic and diluted	$ (0.32)	$ (0.31)	$ (0.40)	$ (0.48)

13.  SUBSEQUENT EVENTS

Debt offerings

On January 6, 2014, the Company commenced a non-public offering of notes and warrants up to $1,000,000.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.   As additional consideration for a lender to enter into the Loan Agreement, the Company has agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company.  The Warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  The three-year warrants will be exercisable immediately at $3.00 per share.

On February 28, 2014, Heatwurx, Inc. completed its $1,000,000 debt financing through the sale of notes and warrants under the Loan Agreement.  The notes were in the aggregate principal amount of $850,000 and were issued with an aggregate of 283,329 warrants to the investors.  The aggregate loan amount includes a loan of $250,000 from Mr. Blass, the father of Gus Blass III, one of the directors of the Company.  Mr. Blass was issued 83,333 warrants in connection with the loan.

On March 1, 2014, the Company commenced a similar non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  These securities are being offered and will be sold solely to accredited investors without selling commissions.  The proceeds of this offering will be used to satisfy outstanding debt and provide working capital for the Company. As of March 27, 2014 we have received $150,000 under the debt offering and issued warrants to purchase 50,000 shares of our common stock.

The securities offered in both of these offerings have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements

Dr. Pave Acquisition Agreement

On January 7, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”) dated January 8, 2014 with Dr. Pave, LLC, a California limited liability company.  Dr. Pave, LLC was controlled by David Dworsky, the Chief Executive Officer of the Company.  The Company acquired all of the outstanding membership interests in Dr. Pave for 58,333 shares of common stock of the Company at a value of $3.00 per share for total consideration in the amount of $175,000.  The consideration included the issuance of 41,668 shares to Dworsky Partners, LLC, an entity in which David Dworsky owned 80% of the ownership interest, and 3,333 shares to Reg Greenslade, one of the Company’s directors.  As a result of the acquisition, which closed on January 8, 2014, Dr. Pave became a wholly owned subsidiary of the Company.  Dr. Pave is managed by David Dworsky and Justin Yorke, a shareholder of the Company.  The parties to the Acquisition Agreement established the effective date of the closing of the transaction for tax and accounting purposes as 8:00 a.m. on January 1, 2014.

The securities offered and sold in the above transactions have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During 2013, the Company entered into a transaction to sell equipment, equipment parts and consumables to Dr. Pave, LLC totaling approximately $155,000. In light of the January 2014 transaction the Company determined the earnings process was not complete and did not recognize the sale in revenue and corresponding cost of goods sold for the year ended 2013.  The Company determined it was most appropriate to reflect the equipment, equipment parts and consumables as consigned inventory to Dr. Pave, and are therefore included in the Company’s inventory as of December 31, 2013.  In December 2013 Dr. Pave, LLC entered into a short-term loan agreement for approximately $160,000 to raise the cash for payment to Heatwurx.  The Company received a cash payment from Dr. Pave, LLC for the purchased equipment and consumables, the Company recorded the cash receipt and recognized an Advance payment liability from Dr. Pave, LLC of approximately $155,000 as of December 31, 2013.  Upon the close of the acquisition the Company has assumed the short-term loan obligation on behalf of Dr. Pave, LLC.

Series D Unit offering

In January 2014, the Company received $159,996 from investors in its current offering of up to 772,352 units at $3.00 per Unit in the follow-on Series D Preferred stock offering.  Each unit in this offering consists of one share of the Company’s Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.  A total of $6,000 was paid in selling commissions to a licensed selling agent in connection with this initial transaction.  The Units sold in this offering were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  We have agreed to utilize reasonable best efforts to file a registration statement within 90 days following completion of this offering to register the common shares issuable upon exercise of the warrants.

Option grants

On January 16, 2014, the Board granted options to purchase 10,000 shares of Common Stock of the Company to each director of the Company for services performed as a director during 2013.  The options are exercisable at $3.00 per share and are fully vested.  The options were granted pursuant to the Company’s 2011 Stock Incentive Plan and are exercisable for a period of five years.  The Company recognized compensation expense of $46,564 during the year ended December 31, 2013 with respect to these option grants.

Senior Subordinate note payment

On February 15, 2014 the Company made the required principal payment of $250,000 on the Senior Subordinated note payable.  As of March 27, 2014 the current senior subordinated note payable is $250,000.  See Note 5 Notes Payable for further discussion.

Preferred stock conversion to common shares

As of March 27, 2014; 75,065 Series B preferred shares and 56,000 Series C preferred shares were converted into a total of 131,065 common shares subsequent to December 31, 2013.  As of March 27, 2014 there were 8,271,398 common shares outstanding.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Our principal executive officer, David Dworsky, and our principal financial and accounting officer, Allen Dodge, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 1992 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

There were no changes in our internal control over financial reporting (as defined in Rule 15d - 15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth as of March 27, 2014, the name and ages of, and position or positions held by, our executive officers and directors and, following the table the employment background of these persons, and any directorships held by the current directors during the last five years in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940 is detailed. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Positions
David Dworsky	65	Chief Executive Officer, President
Allen Dodge	46	Chief Financial Officer
Reginald Greenslade	50	Chairman
Gus Blass III	62	Director
Donald Larson	76	Director
Stephen Garland	46	Director

David Dworsky. David Dworsky has served as our President, Chief Executive Officer since December 16, 2013.  Mr. Dworsky has served in the following positions during the last five years:  From 2008 through 2011, he served as President and Chief Executive Officer and was a major stockholder of Dworsky Companies, Inc., engaged in providing building services, such as landscape maintenance, landscape construction, commercial sweeping services, and environmental cleaning of hard surfaces utilizing environmentally safe cleaning techniques for the commercial, industrial, and municipal markets in Southern California; during 2011 he also served as President and Chief Executive Officer and was a majority shareholder of Dworsky Facilities, Inc., engaged in environmental cleaning and commercial sweeping services in Southern California; also during 2011 he was retained as a consultant by The Brickman Group, a Delaware company which acquired Dworsky Landscape, a  segment of the Dworsky Companies; from 2011 to present Mr. Dworsky has served as Chief Executive Officer and is a major shareholder of Dworsky Partners LLC engaged in environmental cleaning and commercial sweeping services in Southern California, and as President and Chief Executive Officer and is a major shareholder of Dr. Pave, LLC, engaged in the asphalt repair industry in Southern California.

Allen Dodge.  Allen Dodge has served as our Chief Financial Officer since August 2012.  In June 2013; Mr. Dodge accepted the position of Secretary of our company’s Board of Directors.  From July 2006 through July 2012, Mr. Dodge was the Executive Vice President/Chief Financial Officer of Health Grades, Inc., a leading provider of comprehensive information about physicians and hospitals. Mr. Dodge received a BA in business economics from UC Santa Barbara and is a certified public accountant.

Reginald Greenslade.  Mr. Greenslade has been a director since September 2012, and elected Chairman of the Board in December 2013.  He has also been a director of Tuscany International Drilling Inc., a Canadian-based oilfield services company, from October 2007 to January 2013, President of Tuscany International Drilling Inc. from April 2010 and President and Chief Executive Officer from June 2011 to January 2013.  Mr. Greenslade has also served as a director Spartan Oil Corp from June 2011 to present and a director of Spartan Exploration Ltd. from January 2010 to June 2011.  Mr. Greenslade has served as an officer and/or director of both public and private companies during his career.  We believe that his prior experience gives him the qualification and skills to serve as a director and as chairman of our nominating committee.

Gus Blass III.  Mr. Blass has been a director since August 2012.  He has been a General Partner of Capital Properties LLC since 1981.  Capital Properties owns and manages over one million square feet of warehouse space in the Little Rock, Arkansas area and invests in public and private companies.  He has also been a principal of Falcon Securities since 1984.  Mr. Blass also serves on the board of directors at BancorpSouth and Black Raven Energy, both from 2007 to date.  Mr. Blass has a Bachelor of Science Degree in Finance and Banking from the University of Arkansas.  We believe that Mr. Blass’s financial and business expertise, including a diversified background of managing and directing public and private companies with substantial real property and serving on other boards of directors, give him the qualifications and skills to serve as a director and as the chairman of our audit committee.

Donald Larson.  Mr. Larson has been a director since November 2011.  Mr. Larson is Chairman and Chief Executive Officer of W. D. Larson Companies LTD., Inc. (Larson Companies).  Larson Companies with its affiliates is the second largest Peterbilt dealer group in North America operating in Minnesota, Wisconsin, North Dakota, South Dakota and Ohio.  Mr. Larson opened his first Peterbilt dealership in South St. Paul, MN in 1971 and, through internal growth and acquisitions, has expanded to 16 locations employing more than 500 persons.  Mr. Larson also owns and is Chairman and Chief Executive Officer of Citi-Cargo & Storage Co., Inc., a provider of business storage and transportation solutions, including contract public warehousing and distribution services throughout the Midwestern United States.  We believe that Mr. Larson’s experience in building up the Larson companies and overseeing over 500 employees provides him ample experience to serve as a director of our company and chairman of our compensation committee.

Stephen Garland.  Stephen Garland served as the President and Chief Executive Officer of Heatwurx, Inc. from January 2012 through December 2013, has served as a Director since November 2011, and a consultant and interim Chief Executive Officer to the Company from November 2011 until December 31, 2011.  From 2007 to present, Mr. Garland is the Managing Director of Sugarland Consulting, an executive management-consulting firm focused on the private equity and venture capital sector.  Mr. Garland received a BA in liberal arts from Colorado State University, a Master of Science in Management from University of Denver, and Master of Global Management from Thunderbird School of Global Management.  We believe that Mr. Garland’s consulting background and experience with a variety of companies and his strong educational background give him the skills and expertise to serve as a director of our company.

Board of Directors

Our Board of Directors is comprised of four directors. Our directors serve one-year terms, or until an earlier resignation, death or removal, or their successors are elected. There are no family relationships among any of our directors or officers.

Directors do not receive cash compensation for service on the Board of Directors. We reimburse our directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any Board of Directors meeting. Directors are entitled to participate in our equity compensation plan. Upon their election to the Board of Directors in 2012, directors received options to purchase 75,000 shares of common stock.

Director Compensation

Mr. Garland and Mr. Dodge, our named executive officers and directors received compensation as discussed below in “Executive Compensation” there was no other director compensation during the year ended December 31, 2013.

Committees of the Board of Directors

Audit committee

Our audit committee consists of Mr. Blass, committee chairman and designated audit committee financial expert, and Messrs. Greenslade and Larson. All members of our audit committee meet the independence standards for directors as set forth in the NASDAQ Exchange Rules. The audit committee reviews in detail and recommends approval by the full Board of Directors of our annual and quarterly financial statements, recommends approval of the remuneration of our auditors to the full board, reviews the scope of the audit procedures and the final audit report with the auditors, and reviews our overall accounting practices and procedures and internal controls with the auditors.

Compensation committee

Our compensation committee consists of Mr. Larson, committee chairman, and Messrs. Blass and Greenslade, all of whom are independent directors under the NASDAQ Exchange Rules. The compensation committee reviews and approves annually the compensation of the Chief Executive Officer, provides recommendations annually to full Board of Directors regarding the compensation to other executive officers, and makes recommendations to the Board’s regarding other compensation issues.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Greenslade, committee chairman, and Messrs. Blass and Larson.  The nominating and corporate governance committee determines the qualifications, qualities, skills, and other expertise required to be a director and develops criteria that it recommends to the full Board of Directors.  The nominating and corporate governance committee also develops and recommends to the full Board of Directors a set of corporate governance guidelines applicable to us, including our certificate of incorporation and bylaws.

Code of Ethics and Business Conduct

We adopted a Code of Ethics and Business Conduct in October 2012, which applies to all of our employees, officers and directors. It establishes standards of conduct for individuals and also individual standards of business conduct and ethics.

ITEM 11.  Executive Compensation

The following table provides a summary of annual compensation for our executive officers for the years ended December 31, 2012 and December 31, 2013.  We do not have an employment agreement with either of our executive officers, who are referred to as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Option Awards ($)	All other compensation	Total
David Dworsky - Chief Executive Officer (1) (2)	2013	$ 7,500	$ 326,792	$ -	$ 334,292
Stephen Garland - former Chief Executive Officer (3) (4) (5)	2013	$ 195,500	$ -	$ -	$ 195,500
	2012	$ 139,000	$ 211,411	$ 45,000	$ 395,411
Allen Dodge - Executive Vice President and Chief Financial Officer (6) (7)	2013	$ 180,000	$ 10,772	$ -	$ 190,772
	2012	$ 75,000	$ 69,533	$ -	$ 144,533

(1)     David Dworsky has served as our President, Chief Executive Officer since December 16, 2013.  His annual base salary is $180,000.

(2)     Upon his acceptance of his position as President and Chief Executive Officer Mr. Dworsky received 300,000 options.  The options have an exercise price of $3.00 per share.

(3)     Stephen Garland served as our President, Chief Executive Office April 2012 through December 15, 2013.  His annual base salary was $204,000.

(4)     Mr. Garland served as our Interim Chief Executive Officer until March 31, 2012.  His monthly compensation was $15,000 per month during 2012.

(5)     Mr. Garland received 300,000 options as interim Chief Executive Officer in January 2012.  The options have an exercise price of $2.00 per share.

(6)     Mr. Dodge was hired in August 2012.  His annual base salary is $180,000.

(7)     Upon his acceptance of his position as Chief Financial Officer Mr. Dodge received 100,000 options in 2012.  The options have an exercise price of $2.00 per share.  In 2013 Mr. Dodge received 10,000 options upon his appointment as Secretary of the Company.  The options have an exercise price of $3.00 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding stock options held by our named executive officers at December 31, 2013.  No other named executive received stock or stock options.  All of these options were granted under our 2011 Stock Incentive Plan.  Our named executive officers did not hold any restricted stock or other stock awards at the end of 2013.

Name	Number of Shares Underlying unexercised options
	Exercisable	Unearned	Option exercise price	Option expiration date
David Dworsky	25,000	275,000	$3.00	12/15/2018
Stephen Garland	75,000	-	$2.00	11/03/2016
	300,000	-	$2.00	01/18/2017
Allen Dodge	50,000	50,000	$2.00	07/31/2017
	10,000	-	$3.00	06/20/2018

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 14, 2014, by:

• each of our named executive officers and directors;

• all executive officers and directors as a group; and

• each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, including shares issuable upon conversion of preferred stock, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each named executive officer and director is 6041 South Syracuse Way, Suite 315, Greenwood Village, Colorado 80111. The address of other beneficial owners is set forth below.

The percentage of shares beneficially owned shown in the table is based upon 8,271,398 shares of common stock outstanding as of March 14, 2014.

Name of beneficial owner	Shares beneficially owned	% of shares outstanding
Executive officers and directors:
David Dworsky (1)	66,668	0.80%
Allen Dodge (2)	60,000	0.72%
Stephen Garland (3)	385,000	4.45%
Gus Blass III (4)	491,128	5.79%
Reginald Greenslade (5)	194,398	2.33%
Donald Larson (6)	160,000	1.91%
All executive officers and directors as a group (6 persons) (7)	1,357,194	16.00%

Name of beneficial owner	Shares beneficially owned	% of shares outstanding
Stockholders owning more than 5%:
JMW Fund LLC (8) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	1,694,997	20.21%
San Gabriel Fund LLC (9) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	1,694,997	20.21%
Richard Giles (10) 6300 Sagewood Dr. Suite 400 Park City, Utah 84098	1,427,500	17.18%
Kirby Enterprise Fund LLC (11) PO Box 3087 Greenwood Village, Colorado 80155 Manager: Charles Kirby	605,000	7.31%
Charles F. Kirby Roth 401(k) (12) PO Box 3087 Greenwood Village, CO 80155 Manager: Charles Kirby	482,000	5.83%

(1)      Includes 25,000 shares underlying stock options.

(2)      Includes 60,000 shares underlying stock options.

(3)      Includes 385,000 shares underlying stock options.

(4)      Includes 85,000 shares underlying stock options, 125,065 shares held by an LLC of which Mr. Blass is a managing member, 125,065 shares held by Mr. Blass, and 31,000 shares held by the Alex Connor Blass Trust #3. Also, includes 41,666 shares underlying warrants and 83,332 shares underlying preferred stock holdings which are convertible at Mr. Blass’ option.

(5)      Includes 85,000 shares underlying stock options and 106,065 shares held by a Corporation in which Mr. Greenslade is an owner.

(6)      Includes 85,000 shares underlying stock options and 75,000 shares held by Mr. Larson.

(7)      Includes 725,000 shares underlying stock options.  Includes 83,332 shares underlying preferred stock holdings which are convertible at the holders’ option into common shares, 41,666 shares underlying warrants and 462,195 common shares held by the executive officer and directors as a group.

(8)      Justin Yorke is the manager of the JMW Fund and was a director from April 2011 until June 2012.  Includes 83,332 shares underlying warrants and 33,332 shares underlying preferred stock holdings which are convertible at the JMW Fund’s option.  Does not include 75,000 shares owned by Mr. Yorke.

(9)      Justin Yorke is the manager of the San Gabriel Fund and was a director from April 2011 until June 2012.  Includes 83,332 shares underlying warrants and 33,332 shares underlying preferred stock holdings which are convertible at the JMW Fund’s option.  Does not include 75,000 shares owned by Mr. Yorke.

(10) Mr. Giles was a Company founder and a director of the Company from April 2011 to June 2012.  He has been a consultant of the Company from April 2011 to the present.  Includes 40,000 shares underlying options.  Includes 700,000 shares held by the R. Giles Living Trust.

(11) Charles Kirby is the manager of the Kirby Enterprise Fund LLC and was a director from April 2011 until October 2011.  Does not include 10,000 shares owned by Mr. Kirby.

(12) Charles Kirby was a director from April 2011 until October 2011.  Does not include 10,000 shares owned by Mr. Kirby.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

This section describes the transactions we have engaged in with persons who were our directors or officers at the time of the transaction, and persons or entities known by us to be the beneficial owners of more than 5% of our common stock since our incorporation on March 29, 2011.

Transactions with Hunter Capital LLC

Larry Griffin, a founder and the former Chief Executive Officer of Heatwurx and David Eastman, a founder and former Secretary of Heatwurx, were also executive officers of Hunter Capital LLC. In connection with our Series A Preferred Stock Offering on April 15, 2011, Messrs. Griffin and Eastman entered into a voting agreement, pledge agreements, and a right of first offer and co-sale agreement.  These agreements terminated on January 26, 2012 when Messrs. Griffin and Eastman severed their ties with us upon execution of a settlement agreement with us.  At the time of their departure from the Company, each returned 525,000 shares of common stock to the Company for cancellation to assist the company and provide for a better capitalization to all the investors, and sold their remaining shares to other persons.  The settlement agreement did not provide for payment by us or Messrs. Griffin and/or Eastman.  Messrs. Eastman and Griffin left the Company to pursue other interests.

Transactions with Richard Giles

Mr. Giles owns more than 5% of the outstanding shares of Company common stock.   Mr. Giles is a founder and was a director of the Company from April 2011 to June 2012.  He has also been a consultant of the Company from April 2011 to the present. His compensation as a consultant from April 2011 through December 2013 was $451,600. He continues to be paid $10,800 a month for his consulting services.

On April 15, 2011, the Company entered into an Asset Purchase Agreement with Mr. Giles. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000. The purchase price was paid in a $1,500,000 cash payment and the issuance of a senior subordinated note to the seller in the amount of $1,000,000. The Company has paid Mr. Giles $160,630 for interest and $500,000 in required principal payments on the senior subordinated note through December 31, 2013.  As of December 31, 2013, $500,000 remains outstanding.

In conjunction with the Asset Purchase Agreement, the Company granted 200,000 performance stock options to Mr. Giles with an exercise price of $0.40 per share and a term of 7 years. Following the effectiveness of the 7 for 1 stock split that was completed in October 2011, the 200,000 performance stock options were exchanged for 1,400,000 performance stock options with an exercise price of $0.057 per share.

The performance stock options will vest in full on the occurrence of any the following: (1) the Company achieves total revenue in the twelve month period ended April 2014 of $49,500,000; or (2) the Company achieves total revenue in the twelve month period ended April 2015 of $99,000,000. If the performance stock options do not vest per the aforementioned vesting schedule, the performance stock options will immediately terminate and expire.

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

Transactions with JMW Fund, LLC

JMW Fund, LLC owns more than 5% of the outstanding shares of Company common stock.  The Company entered into a Loan Agreement with JMW Fund, LLC and issued a senior secured note payable in the amount of $100,000 on May 22, 2013. The note bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  In August, principal in the amount of $99,996 was retired through the issuance of Series D preferred shares.  In connection with this transaction, the JMW Fund was issued warrants to purchase up to 16,666 shares of Company common stock at an exercise price of $3.00 per share.  The warrants have an expiration of one year from the date of issuance.  On September 15th the remaining principal and accrued interest of $3,222 was paid in full.  In December 2013; the Company entered into a Loan Agreement with JMW Fund, LLC and issued an unsecured note payable in the amount of $36,000.  The note bears interest at a rate of 12% per annum and is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid accrued interest is payable on June 11, 2014, no interest payments were made related to this note during the year ended 2013.

Transactions with San Gabriel Fund, LLC

San Gabriel Fund, LLC owns more than 5% of the outstanding shares of Company common stock.  The Company entered into a Loan Agreement with San Gabriel Fund, LLC and issued a senior secured note payable in the amount of $100,000 on May 22, 2013. The note bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  In August, principal in the amount of $99,996 was retired through the issuance of Series D preferred shares.  In connection with this transaction, the San Gabriel Fund was issued warrants to purchase up to 16,666 shares of Company common stock at an exercise price of $3.00 per share.  The warrants have an expiration of one year from the date of issuance.  On September 15th the remaining principal and accrued interest of $3,222 was paid in full.  In December 2013; the Company entered into a Loan Agreement with San Gabriel Fund, LLC and issued an unsecured note payable in the amount of $36,000. The note bears interest at a rate of 12% per annum and is payable monthly on the first day of each month. The principal amount and all then-accrued and unpaid accrued interest is payable on June 11, 2014, no interest payments were made related to this note during the year ended 2013.

Conflicts of Interest Policies

We have adopted a Code of Ethics and Business Conduct.  All our directors, officers, and employees are required to be familiar with the Code of Ethics and comply with its provisions.  The Code of Ethics expressly prohibits loans made by the Company to our directors and executive officers.   Any other transaction involving an executive officer or director that may create a conflict of interest must receive the prior approval of the Audit Committee.  All other conflicts must be reported to the Chief Financial Officer.  The Code of Ethics provides that conflicts of interest should be avoided but allows the Audit Committee to approve transactions with executive officers or directors other than loans or guaranty transactions.

Other than as described in this section, there are no material relationships between us and any of our directors, executive officers, or known holders of more than 5% of our common stock.

ITEM 14.  Principal Accountant Fees and Services

Hein & Associates LLP (“Hein”) has served as our independent registered public accounting firm since 2011 and audited our financial statements for the years ended December 31, 2013 and 2012.

For the years ended December 31, 2013 and 2012, the aggregate fees billed by Hein to the Company were as follows:

Year ended December 31,
	2013	2012
Audit fees (1)	$ 97,227	$ 103,185
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total accounting fees and services	$ 97,227	$ 103,185

(1) Audit fees includes the aggregate fees billed for professional services for the audit of our annual financial statements for the years ended December 31, 2013 and 2012 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during the year ended December 31, 2013.

Audit Committee Pre-Approval

The Audit Committee reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services.  Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Audit Committee or Company management. For the years ended December 31, 2013 and 2012, all audit fees were reviewed and approved in advance of such services.

PART IV

ITEM 15.  Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here- with
			File No.	Exhibit
2.1	Asset Purchase Agreement dated April 15, 2011	S-1	333-184948	2.1	11/14/12
3.1	Certificate of Incorporation, as amended	10-Q	333-184948	3.1	8/8/13
3.2	Bylaws, as amended					X
4.1	Specimen of Common Stock Certificate	S-1/A	333-184948	4.1	5/15/13
4.2	Certificate of Designations of Series D Preferred Stock, as amended					X
10.1	Form of Senior Secured Promissory Note (part of a $1.5 million series of notes that were paid off in August 2012)	S-1	333-184948	10.1	11/14/12
10.2*	Giles Performance Option Grant Notice dated April 15, 2011	S-1	333-184948	10.2	11/14/12
10.3	Form of Investors’ Rights Agreement	S-1	333-184948	10.3	11/14/12
10.4	Form of Pledge Agreement	S-1	333-184948	10.4	11/14/12
10.5*	Giles Consulting Agreement dated April 15, 2011	S-1	333-184948	10.5	11/14/12
10.6	Form of HeatwurxAQ Right of First Refusal and Co-Sale Agreement dated April 15, 2011	S-1	333-184948	10.6	11/14/12
10.7	Form of HeatwurxAQ Right of Voting Agreement dated April 15, 2011	S-1	333-184948	10.7	11/14/12
10.8	HeatwurxAQ Subordinated Security Agreement dated April 15, 2011	S-1	333-184948	10.8	11/14/12

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here- with
			File No.	Exhibit
10.9	HeatwurxAQ Subordinated Note dated April 15, 2011	S-1	333-184948	10.9	11/14/12
10.10*	Amended and Restated 2011 Equity Incentive Plan	S-1	333-184948	10.10	11/14/12
10.11*	Form of Stock Option Agreement Under 2011 Equity Incentive Plan	S-1	333-184948	10.11	11/14/12
10.12*	Form of Grant Notice under 2011 Equity Incentive Plan	S-1	333-184948	10.12	11/14/12
10.13	Lease between Heatwurx, Inc. and Syracuse Hill II LLC dated July 18, 2012	S-1	333-184948	10.13	11/14/12
10.14	Conformed Copy of Settlement and Mutual Release Agreement among Heatwurx, Inc. and Larry Griffin and David Eastman	S-1/A	333-184948	10.15	1/11/13
10.15	Senior Loan Agreement dated May 22, 2013, with forms of Senior Secured Promissory Note and Senior Security Agreement attached	S-1/A	333-184948	10.15	5/23/13
10.16	Subordination Agreement dated May 22, 2013, with Richard Giles	S-1/A	333-184948	10.16	5/23/13
10.17	Form of Warrant Agreement - Unit offering (Series D)					X
10.18	Loan Agreement dated January 6, 2014, including the form of the Promissory Note and the Warrant Agreement	8-K	333-184948	99.1	1/9/14
10.19	Agreement and Plan of Reorganization dated January 8, 2014 with Dr. Pave, LLC	8-K	333-184948	99.2	1/9/14
14.1	Code of Ethics and Business Conduct	S-1	333-184948	14.1	11/14/12
21.1	List of Subsidiaries					X
23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney	S-1	333-184948	24.1	11/14/12
31.1	Rule 15d-14a Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEATWURX, INC.

Date: March 27, 2014	By:	/s/ David Dworsky
David Dworsky, President and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2014	By:	/s/ Allen Dodge
Allen Dodge, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Reginald Greenslade	Director & Chairman	March 27, 2014
Reginald Greenslade

/s/ Gus Blass III	Director	March 27, 2014
Gus Blass III

/s/ Stephen Garland	Director	March 27, 2014
Stephen Garland

/s/ Donald Larson	Director	March 27, 2014
Donald Larson

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2013.