Form 10-Q
period 2014-03-31
Heatwurx, Inc.
filed 2014-05-14
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The registrant has 8,422,333 shares of common stock outstanding as of May 14, 2014.

HEATWURX, INC.

(A Development Stage Company)

FORM 10-Q

For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31,
	(unaudited)	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 82,248	$ 186,864
Accounts receivable	20,345	19,200
Prepaid expenses and other current assets	111,934	80,386
Inventory	263,780	228,256
Total current assets	478,307	514,706
EQUIPMENT, net of depreciation	465,026	369,775
INTANGIBLE ASSETS, net of amortization	1,964,287	2,053,572
TOTAL ASSETS	$ 2,907,620	$ 2,938,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 82,688	$ 77,028
Accrued liabilities	160,242	258,006
Advance payment	-	155,497
Loan payable	41,572	41,186
Current portion of notes payable	500,000	590,000
Total current liabilities	784,502	1,121,717
LONG-TERM LIABILITIES:
Loan payable	134,615	145,458
Revolving line of credit	229,980	-
Unsecured notes payable	728,908	-
Total long-term liabilities	1,093,503	145,458
TOTAL LIABILITIES	$ 1,878,005	$ 1,267,175
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:
Series B Preferred Stock, $0.0001 par value, 101,935 and 177,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; liquidation preference of $243,729 at March 31, 2014 and $416,227 as of December 31, 2013	10	18
Series C Preferred Stock, $0.0001 par value, 45,000 and 101,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; liquidation preference of $101,875 at March 31, 2014 and $224,668 as of December 31, 2013	5	10
Series D Preferred Stock, $0.0001 par value, 780,980 and 727,648 shares issued and outstanding at March 31, 2014 and December 31, 2013 respectively; liquidation preference of $2,578,681 at March 31, 2014 and $2,403,691 at December 31, 2013	78	73
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,271,398 and 8,082,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	827	808
Additional paid-in capital	9,247,645	8,483,727
Accumulated deficit during development stage	(8,218,950)	(6,813,758)
Total stockholders’ equity	$ 1,029,615	$ 1,670,878
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,907,620	$ 2,938,053

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		For the period from March 29, 2011 (date of inception) Through March 31,
	2014	2013	2014
REVENUE:
Equipment sales	$ 7,445	$ 19,200	$ 451,053
Service revenue	12,900	-	37,900
Other revenue	-	-	51,551
Total revenues	20,345	19,200	540,504

COST OF GOODS SOLD	9,140	12,125	330,397
GROSS PROFIT	11,205	7,075	210,107

EXPENSES:
Selling, general and administrative	805,004	736,566	6,119,306
Impairment of goodwill	390,659	-	390,659
Research and development	99,769	71,626	988,639
Total expenses	1,295,432	808,192	7,498,604

LOSS FROM OPERATIONS	(1,284,227)	(801,117)	(7,288,497)

OTHER INCOME AND EXPENSE:
Interest income	72	641	7,297
Interest expense	(60,096)	(15,889)	(513,056)
Total other income and expense	(60,024)	(15,248)	(505,759)

LOSS BEFORE INCOME TAXES	(1,344,251)	(816,365)	(7,794,256)
Income taxes	(25)	-	(356)
NET LOSS	$ (1,344,276)	$ (816,365)	$ (7,794,612)

Preferred Stock Cumulative Dividend	38,548	98,942	464,197
Net loss attributable to common stockholders	$ (1,382,824)	$ (915,307)	$ (8,258,809)
Net loss per common share basic and diluted	$ (0.17)	$ (0.48)	$ (2.26)
Weighted average shares outstanding used in calculating net loss per common share	8,264,992	1,900,000	3,657,424

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		For the period from March 29, 2011(date of inception) through March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,344,276)	$ (816,365)	$ (7,794,612)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	21,775	13,034	99,245
Amortization of intangible asset	89,285	89,285	535,713
Amortization of discount on notes payable	21,086	-	21,086
Impairment of goodwill	390,659	-	390,659
Bad debt expense	-	-	3,500
Stock-based compensation and other non-cash expenses	129,408	19,322	1,016,297
Changes in current assets and liabilities:
(Increase) decrease in receivables	(1,145)	11,251	(23,345)
Increase in prepaid and other current assets	(7,056)	(48)	(87,942)
Increase in inventory	(119,236)	(13,891)	(265,354)
(Decrease) increase in accounts payable	(23,080)	87,819	53,948
(Decrease) increase in accrued liabilities	(145,158)	16,620	(73,845)
Cash used in operating activities	(987,738)	(592,973)	(6,124,650)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,772)	(6,276)	(379,204)
Cash from acquisition of subsidiary	3,355	-	3,355
Acquisition of business	-	-	(2,500,000)
Cash used in investing activities	(10,417)	(6,276)	(2,875,849)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Advance payment	-	-	73,359
Proceeds from issuance of unsecured notes payable	1,000,000	-	1,090,000
Proceeds from issuance of senior secured notes payable	-	-	2,500,000
Repayment of senior secured notes payable	-	-	(1,750,018)
Proceeds from issuance of senior subordinated note payable	-	-	1,000,000
Loan repayment of senior subordinated note payable	(250,000)	-	(750,000)
Proceeds from issuance of common shares	-	-	4,000
Proceeds from exercise of options	-	-	300,000
Proceeds from issuance of preferred shares, net of commissions paid	153,996	-	6,522,726
Proceeds from loan payable	-	-	142,290
Repayment of loan payable	(10,457)	(6,737)	(49,610)
Cash provided by (used in) financing activities	893,539	(6,737)	9,082,747

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (104,616)	$ (605,986)	$ 82,248

CASH AND CASH EQUIVALENTS, beginning of period	$ 186,864	$ 1,027,475	$ -
CASH AND CASH EQUIVALENTS, end of period	$ 82,248	$ 421,489	$ 82,248

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.

PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc., a Delaware corporation (“Heatwurx,” or the “Company”), is a development stage, asphalt repair equipment and technology company.  Heatwurx was incorporated on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011.  On January 1, 2014 Heatwurx acquired Dr. Pave, LLC a service company offering asphalt repair and restoration.  (Note 5)

Development Stage - From the date of incorporation, the Company has been in the development stage and therefore is classified as a development stage company.

2.

BASIS OF PRESENATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of March 31, 2014.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Our accounting policies did not change in the first three months of 2014.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

The Company’s unaudited interim consolidated financial statements include Dr. Pave, LLC a wholly-owned subsidiary.  All intercompany investments, accounts and transactions have been eliminated.

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

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the three months ended March 31, 2014, the Company incurred a net loss of approximately $1,344,000 and utilized approximately $988,000 in cash flows from operating activities.  The Company had cash on hand of approximately $82,000 as of March 31, 2014.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives. We cannot assure that additional debt, equity or other funding will be available to us on acceptable terms, if at all.  If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate our operations, or seek to merge with or be acquired by another company.

Management anticipates that the Company will require additional funds to continue operations.  As of March 31, 2014, we had approximately $82,000 cash on hand and were spending approximately $250,000 per month, of which only a very small amount was satisfied by revenues.  The amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.  The Company raised $570,000 in April 2014 in relation to a $3,000,000 private debt offering commenced in March 2014.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern. Although we have commenced a new $3,000,000 debt offering and we have a total of approximately $2,157,000 remaining to be raised under our Series D preferred stock offering, which closes May 31, 2014, we cannot guarantee we will be able to raise the entire offering amounts, if any.  We are solely reliant on raising additional capital in order to maintain our current operations.  To date we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist us with our capital raising initiatives in the future, we do not expect that we would be able to obtain any alternative forms of financing at this time and we would not be able to continue to satisfy our current or long term obligations.  Based upon our current monthly spend we anticipate the need to raise at least $3,000,000 to meet our cash flow requirements for the next twelve months.  If we successfully raise $3,000,000 in the private debt offering, we believe the proceeds we will receive and anticipated revenues from equipment sales and restoration services will be sufficient to fund our operations, including our expected capital expenditures, through the next twelve months.  Without these additional funds, we will be required to reduce operations, curtail any future growth opportunities, cease operations all together, or seek to merge with or be acquired by another company.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

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

3.

PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	March 31, 2014	December 31, 2013
	(unaudited)
Office furniture and equipment	$ 27,205	$ 20,562
Demo and service equipment	541,228	426,336
	568,433	446,898
Accumulated depreciation	(103,407)	(77,123)
	$ 465,026	$ 369,775

Depreciation expense was $21,775 and $13,034 for the three months ended March 31, 2014 and March 31, 2013, respectively.

4.

ASSET PURCHASE AGREEMENT:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000. The purchase price was paid in a $1,500,000 cash payment and the issuance of a senior subordinated note to the seller in the amount of $1,000,000. (Note 6)

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain distribution relationships that were in process, but not finalized as of the acquisition date. Collectively, these investments constitute the in-process research and development we refer to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of seven years. The initial estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.  The Company performed its annual impairment analysis in October of 2013.  The Company used the Relief-from-Royalty method.  The Company believes that is the most appropriate method for valuing the developed technology as it is a revenue generating technology.  As of March 31, 2014, our developed technology intangible asset had a value of $1,964,287, net of accumulated amortization of $535,713.  Amortization expense for the three months ended March 31, 2014 and 2013 was $89,285.

In conjunction with the Asset Purchase Agreement, the Company granted 200,000 performance stock options to a founder of the Company with an exercise price of $0.40 per share and a term of seven years. Following the effectiveness of the 7 for 1 stock split that was completed in October 2011, the 200,000 performance stock options were exchanged for 1,400,000 performance stock options with an exercise price of $0.057 per share.  As of March 31, 2014 there is no expectation that these performance stock options will vest.

5.

ACQUISITION

On January 7, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”) dated January 8, 2014 with Dr. Pave, LLC, a California limited liability company (“Dr. Pave”).  Dr. Pave was controlled by David Dworsky, the Chief Executive Officer of the Company.  The acquisition of Dr. Pave gives the Company the immediate ability to provide service work to municipalities and other end purchasers of the Heatwurx equipment.  By performing the service work, management of the Company believes that it will assist the Company in generating purchase interest for the Heatwurx equipment as well as possibly open other revenue opportunities such as franchising the service business.  The Company acquired all of the outstanding membership interests in Dr. Pave for 58,333 shares of common stock of the Company at a value of $3.00 per share for consideration in the amount of $175,000.  The consideration included the issuance of 41,668 shares to Dworsky Partners, LLC, an entity in which David Dworsky owned 80% of the ownership interest, and 3,333 shares to Reginald Greenslade, one of the Company’s directors.  As a result of the acquisition, which closed on January 8, 2014, Dr. Pave became a wholly owned subsidiary of the Company.  Dr. Pave is managed by David Dworsky and Justin Yorke, a shareholder of the Company.  The parties to the Acquisition Agreement established the effective date of the closing of the transaction for tax and accounting purposes as 8:00 a.m. on January 1, 2014.

The securities offered and sold in the above transactions have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As of January 1, 2014, Dr. Pave had net liabilities of $215,659 assumed by the Company; in addition to the consideration of 58,333 shares of common stock valued at $175,000.  The total consideration paid in the acquisition of Dr. Pave resulted in goodwill in the amount of $390,659.  The Company determined that the goodwill was immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement for the quarter ended March 31, 2014.

6.

NOTES PAYABLE:

Unsecured Notes Payable - The Company issued senior unsecured notes payable totaling $90,000 on December 11, 2013.  The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on June 11, 2014.

On January 6, 2014, the Company commenced a non-public offering of notes and warrants of up to $1,000,000.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  As additional consideration for a lender to enter into the Loan Agreement, the Company has agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company.  The Warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  The three-year warrants will be exercisable immediately at $3.00 per share.

On February 28, 2014, the Company closed its $1,000,000 debt financing.  The total notes issued were in the aggregate principal amount of $850,000 and were issued with an aggregate of 283,329 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $248,129 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement. The Company recognized amortization of discount on notes payable in interest expense of $20,348 during the first quarter of 2014.

On March 1, 2014, the Company commenced a similar non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  As of March 31, 2014, the Company issued notes in the aggregate principal amount of $150,000 and were issued with an aggregate of 50,000 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $44,049 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement.  The Company recognized amortization of discount on notes payable in interest expense of $738 during the first quarter of 2014.

Revolving line of credit

The Company assumed a revolving line of credit entered into by Dr. Pave at its inception in July 2013 in the amount of $229,980.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on August 15, 2015.  Interest on the line of credit totaling $2,344 was outstanding at March 31, 2014.

Secured Notes Payable - The Company assumed secured notes payable issued by Dr. Pave on December 11, 2013 totaling $160,000. The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on June 11, 2014.

Interest on the secured notes payable totaling $1,631 was outstanding at March 31, 2014.

Senior Subordinated Note Payable - The Company issued a senior subordinated note payable in the amount of $1,000,000 on April 15, 2011 to Richard Giles, a founder, stockholder and former director of the Company.  The note bears interest at a rate of 6% per annum and matures on April 15, 2014. The holder of the senior subordinated note agreed to subordinate to the lenders of the senior secured notes his security interest in our assets granted under the Subordinated Security Agreement dated April 15, 2011.  Mandatory principal payments of $500,000 were made in 2013.  As of March 31, 2014, the note was subject to a mandatory principal payment of $250,000 on April 15, 2014.  The required principal payment of $250,000 was made on April 15, 2014.

Interest on the senior subordinated note payable totaling $625 was outstanding at March 31, 2014.  See Note 12 for further discussion of the Senior Subordinated Note Payable.

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

As of March 31, 2014, the loans are subject to mandatory principal payments as follows:

Year ending December 31,	Payments
2014	$ 530,729
2015	273,981
2016	1,045,725
2017	37,361
2018	18,371
Total principal payments	$ 1,906,167

7.

STOCKHOLDERS’ EQUITY

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 8,271,398 and 8,082,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of March 31, 2014 and December 31, 2013, there were 927,915 and 1,005,648 preferred shares outstanding, respectively.

Series B Preferred Stock - As of March 31, 2014 there were 101,935 shares of Series B Preferred Stock outstanding.

During the three months ended March 31, 2014; 75,065 Series B preferred shares were converted to common shares.  The Series B Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series B Preferred Stock accrue dividends at the rate per annum of $0.16 per share. The conversion of Series B preferred shares to common shares resulted in a release of $26,488 in accumulated dividends during the three months ended March 31, 2014. At March 31, 2014, Series B Preferred Stock had dividends accumulated of $39,859. No dividends have been declared, therefore there are no amounts accrued on the balance sheet.

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

Series C Preferred Stock - As of March 31, 2014 there were 45,000 shares of Series C Preferred Stock outstanding.

During the three months ended March 31, 2014; 56,000 Series C preferred shares were converted to common shares. The Series C Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series C Preferred Stock accrue dividends at the rate per annum of $0.16 per share. Dividends of $6,999 were paid upon the conversion of Series C preferred shares to common shares.  At March 31, 2014, Series C Preferred Stock had dividends accumulated of $17,574.  As dividends are accrued and payable quarterly on the Series C Preferred Stock, the Company has dividends payable of $17,574 included in current liabilities as of March 31, 2014.

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

Series D Preferred Stock - As of March 31, 2014 there were 780,980 shares of Series D Preferred Stock outstanding.

In October 2013, the Company initiated a follow-on Series D Preferred stock offering to sell the remaining 772,352 units at $3.00 per unit for up to $2,317,056 gross proceeds. The offering includes an over-allotment of 1,000,000 units for an additional $3,000,000 in potential gross proceeds.  The offering term was extended and ends May 30, 2014.  The terms of the follow-on Series D preferred stock offering are the same as the original Series D preferred stock offering.

In January 2014, the Company issued 53,332 units sold at $3.00 per unit for gross proceeds of $159,996.  The Company paid share issuance costs in the amount of $6,000.  Each unit in this offering consists of one share of the Company’s Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.  The Company issued warrants to purchase 26,666 shares of common stock outstanding. The warrants will be exercisable by the holders at any time on or after the issuance date of the warrants through and including one year from their respective issuance dates.

Holders of Series D Preferred Stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D Preferred Stock, the Company paid dividends of $44,018 during the period ended March 31, 2014.  As of March 31, 2013 the Company had dividends payable in accrued expenses of $45,665.

The holders of the Series D Preferred Stock have conversion rights equivalent to such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series D original issue price of $3.00 by the then applicable conversion price. Each Series D Share will convert into one share of our common stock at any time at the option of the holder of the Series D Shares or will be converted at the option of the Company at any time the trading price of our common stock is at least $4.50 per share for ten consecutive trading days. The conversion ratio is subject to anti-dilution adjustments, including in the event that the Company issues equity securities at a price equivalent to or less than the conversion price in effect immediately prior to such issue. We have determined that there is a beneficial conversion feature (“BCF”).  The calculated value as of the commitment date of the BCF was $13,347, which represents the difference between the effective conversion price and the stated conversion price multiplied by the total number of shares which may be converted.  We have recorded this amount as a deemed dividend as of the date of issuance, as the Series D Preferred Stock is immediately convertible.  This amount was recorded as a charge against our accumulated deficit in our accompanying balance sheet.

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

Each unit includes one-half warrant.  Each full warrant grants the right to purchase a share of the Company’s common stock and, as of March 31, 2014, there were warrants to purchase 390,490 shares of common stock outstanding.  The warrants issued with the original Series D offering will be exercisable by the holders at any time on or after the issuance date of the warrants through and including October 1, 2014.  The warrants issued with the follow-on Series D offering will be exercisable by the holders at any time on or after the issuance date of the warrants through and including one year from their respective issuance dates.

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

Treasury Stock Transaction

Effective January 26, 2012, two of our founders, including our former Chief Executive Officer, Mr. Larry Griffin, severed their ties with the Company upon execution of a settlement agreement with us.  At the time of their departure from the Company, each of them returned 525,000 shares of common stock to the Company for cancellation to assist the Company and provide for a better capitalization to all the investors, and sold their remaining shares to other private individuals with no proceeds going to the Company.  The settlement agreement did not provide for payment by us or the founders.

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2012	1,022,000	$ 2.00
Granted	410,000	$ 2.76
Exercised	-	$ -
Cancelled	(112,000)	$ 2.00
Balance, December 31, 2013	1,320,000	$ 2.23	3.44
Granted	184,000	$ 3.00
Exercised	-	$ -
Cancelled	(100,000)	$ 2.00
Balance, March 31, 2014	1,404,000	$ 2.35	3.62
Exercisable, December 31, 2013	845,000	$ 2.04
Exercisable, March 31, 2014	816,333	$ 2.13

On January 13, 2014, the Board of Directors approved the grant of 94,000 options to employees of the Company, in accordance with the terms of the 2011 Equity Incentive Plan, as amended. One-third of the options vest immediately, with the remaining vesting over a 2 year period.  The options have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

On January 16, 2014, the Board of Directors approved the grant of 40,000 options to the Company’s Directors for their 2013 service, in accordance with the terms of the 2011 Equity Incentive Plan, as amended. The options vest immediately and have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

On February 1, 2014, the Board of Directors approved the grant of 50,000 options to an employee of the Company, in accordance with the terms of the 2011 Equity Incentive Plan, as amended. The options vest ratably over a four year period.  The options have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

March 31, 2014
Risk-free interest rate range	1.49% - 1.66%
Expected life	5.0 years
Vesting Period	0 - 4 Years
Expected volatility	42%
Expected dividend	-
Fair value range of options at grant date	$1.156- $1.164

The Company recorded stock-based compensation expense of $129,408 and $19,322 during the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 there was $492,371 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three months ended March 31, 2014.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2012	1,440,000	$ 0.11
Granted	-	$ -
Exercised	-	$ -
Cancelled	-	$ -
Balance, March 31, 2014 and December 31, 2013	1,440,000	$ 0.11
Exercisable, March 31, 2014 and December 31, 2013	40,000	$ 2.00

See Note 4 for further discussion of the performance options.

Warrants

The Company issued 26,666 warrants in connection with the follow-on Series D unit offering discussed above. Each unit consisted of one share of Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share and grants the right to purchase a share of the Company’s common stock.

The Company issued 283,329 warrants in connection with the non-public offering of notes and warrants up to $1,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

The Company issued 50,000 warrants in connection with the non-public offering of notes and warrants up to $3,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	363,824	$ 3.00
Granted	359,995	$ 3.00
Exercised	-	$ -
Cancelled	-	$ -
Balance, March 31, 2014	723,819	$ 3.00	1.60

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

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the three months ended		For the period from March 29, 2011 (date of inception) through
	March 31,		March 31,
	2014	2013	2014
Net Loss	$ (1,344,276)	$ (816,365)	$ (7,794,612)
Basic and diluted:
Preferred stock cumulative dividend - Series A	-	9,863	-
Preferred stock cumulative dividend - Series B (1)	(22,368)	59,178	39,859
Preferred stock cumulative dividend - Series C	1,904	29,901	120,172
Preferred stock cumulative dividend - Series D	59,012	-	304,166
Income applicable to preferred stockholders	38,548	98,942	464,197
Net loss applicable to common stockholders	$ (1,382,824)	$ (915,307)	$ (8,258,809)

(1)

Upon conversion of the Series B preferred stock into common stock, the holders of the Series B preferred stock were no longer entitled to the dividends recorded in the adjustment to net loss applicable to common shareholders in prior periods.  As a result, current year reported dividends were adjusted downward to reflect this release of accumulated dividends.

9.

COMMITMENTS AND CONTINGENCIES:

Lease Commitments - On July 18, 2012, the Company entered into a thirteen month lease for office space for our corporate headquarters located in Greenwood Village, Colorado.  Under the terms of the lease agreement, the Company leased approximately 2,244 square feet of general office space.  The lease term commenced on July 23, 2012 and continues through June 2014.

The Company also has a lease of warehouse and office space for our equipment and operations located in Gardena, CA.  The lease term continues through July 2015.

Total rent expense for the three months ended March 31, 2014 and 2013 was $19,099 and $8,819, respectively.

The Company’s remaining commitment under its current lease terms through July 2015 is approximately $90,000.

Purchase Commitments - As of March 31, 2014, the Company’s outsourced manufacturing company has begun fabrication of our equipment resulting in a commitment to purchase the finished equipment totaling approximately $70,000.

10.

RELATED PARTY TRANSACTIONS:

The Company has a consulting agreement and a Senior Subordinated note payable with Mr. Richard Giles, a founder, stockholder, and former director of the Company.  During the three months ended March 31, 2014 the Company paid consulting fees of $37,400, senior subordinated debt payments of $250,000 in principal and $6,250 in interest.  During the three months ended March 31, 2013 the Company paid consulting fees of $47,400 to Mr. Giles.

The Company issued 41,668 shares to Dworsky Partners, LLC, and entity in which David Dworsky owned 80% of the ownership interest, and 3,333 shares to Reginald Greenslade, one of the Company’s directors as part of the consideration in the acquisition of Dr. Pave.

11.

SUPPLEMENTAL CASH FLOW INFORMATION:

	Three Months ended March 31,		For the period from March 29, 2011 (date of inception) through March 31,
	2014	2013	2014
Cash paid for interest	$ 39,116	$ 15,889	$ 487,345
Cash paid for income taxes	$ -	$ -	$ 200
Series C Dividend payable in current liabilities	$ 17,574	$ 79,073	$ 17,574
Series D Dividend payable in current liabilities	$ 45,665	$ -	$ 45,665

Non-Cash investing and financing transactions
Repayment of senior secured notes payable with issuance of Series D preferred shares	$ -	$ -	$ 749,982
Financing the purchase of equipment under a 5 year loan agreement	$ -	$ -	$ 83,507
Beneficial conversion feature on warrants issued in conjunction with Series D preferred shares	$ 13,347	$ -	$ 190,076
Shares issued in acquisition of Dr. Pave	$ 175,000	$ -	$ 175,000

12.

SUBSEQUENT EVENTS:

Debt Offering

In April 2014, the Company received $570,000 under the $3,000,000 debt offering and issued warrants to purchase 189,997 shares of our common stock.

Senior subordinate note payment

On April 15, 2014, the Company made the final required principal payment of $250,000 on the Senior Subordinated note payable.  See Note 6 Notes Payable for further discussion.

Preferred stock conversion to common shares

As of April 15, 2014, the final payment of the Senior Subordinated note payable was a triggering event to create a mandatory conversion of all remaining Series B and Series C Preferred stock outstanding.  As of April 15, 2014; 101,935 Series B preferred shares and 45,000 Series C preferred shares were converted into a total of 146,935 common shares subsequent to March 31, 2014.  On April 29, 2014, 4,000 shares of Series D Preferred stock were voluntarily converted to 4,000 shares of common stock.  As of May 14, 2014 there were 8,422,333 common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

•

risks related to natural disasters;

•

litigation; and

•

other risk factors discussed in the Annual Report on Form 10-K, filed by the Company with the Securities and Exchange Commission.

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

In January 2014, we acquired Dr. Pave, LLC a service company offering asphalt repair and restoration utilizing the Heatwurx asphalt repair technology.  The Company together with Dr. Pave offers asphalt restoration services to municipalities and the commercial sector in southern California.

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

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

For the quarter ended March 31, 2014, our net loss was $1,344,276, compared to a net loss of $816,365 for the same period of 2013.  Further description of these losses is provided below.

Revenue

Revenue increased to approximately $20,000 for the three months ended March 31, 2014 from approximately $19,000 for the three months ended March 31, 2013, as a result of service revenue generated and other parts and equipment sales.

Cost of goods sold

Cost of goods sold decreased to approximately $9,000 for the three months ended March 31, 2014 from approximately $12,000 for the three months ended March 31, 2013.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $805,000 for the three months ended March 31, 2014 from approximately $737,000 for the three months ended March 31, 2013. The increase in selling, general and administrative expenses is principally due to an increase in employee expenses of approximately $163,000 offset by a reduction in consulting fees of $71,000; an increase in office expenses of approximately $56,000 which includes commercial insurance, rent and other expenses incurred to set up the Dr. Pave offices in California.  A net reduction in legal fees, offering related cost and investor relations costs of approximately $27,000; and a decrease in advertising and promotion activities related to business development of approximately $53,000.

As part of the acquisition of Dr. Pave; the Company recognized goodwill in the amount of $390,659; as part of the total consideration paid.  The Company determined goodwill should be immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement, for the quarter ended March 31, 2014.

Research and Development

Research and development increased to approximately $100,000 for the three months ended March 31, 2014 from approximately $72,000 for the three months ended March 31, 2013. The principal reason for the increase is due to additional legal fees related to certain patent applications on technology and processes that may be patentable.

Liquidity and capital resources

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the three months ended March 31, 2014, the Company incurred a net loss of approximately $1,334,000 and utilized $988,000 in cash flows from operating activities.  The Company had cash on hand of approximately $82,000 as of March 31, 2014.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives.

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2014, the Company had an accumulated deficit of approximately $8,219,000.

Management anticipates that the Company will require substantial additional funds to continue operations.  As of March 31, 2014, we had approximately $82,000 cash on hand and were spending approximately $250,000 per month, of which only a very small amount was satisfied by gross revenues.  The amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.

Financing Activities

In October 2013, the Company initiated a follow-on non-public Series D Preferred stock offering to sell the remaining 772,352 units at $3.00 per unit for up to $2,317,056 gross proceeds. The offering includes an over-allotment of 1,000,000 units for an additional $3,000,000 in potential gross proceeds.  The offering term ends May 30, 2014.  In January 2014, we sold 53,332 units at $3.00 per unit for gross proceeds of $159,996 and paid share issuance costs of $6,000.

The Company had an obligation to make a series of principal payments totaling $500,000 on our current senior subordinated note payable in 2014.  The Company paid $250,000 in accordance with the terms of the senior subordinated note payable during the three months ended March 31, 2014 and $250,000 on April 15, 2014.

In December 2013, we raised $90,000 pursuant to the terms of a Loan Agreement and the issuance of Unsecured Promissory Notes.  The notes mature on June 11, 2014 and bear interest of 12% per annum, paid monthly on the first day of the month.

In January 2014, the Company assumed Secured Promissory Notes of $160,000 through the acquisition of Dr. Pave.  The notes mature on June 11, 2014 and bear interest of 12% per annum, paid monthly on the first day of the month.

On January 6, 2014, we initiated a non-public debt offering of up to $1,000,000 under the terms of a Loan Agreement.  Each loan is evidenced by an unsecured promissory note bearing interest at the rate of 12% per annum and maturing on January 6, 2016.  Interest will be paid in equal monthly installments on the first day of each month.  As additional consideration for a lender to enter into the Loan Agreement, the Company has agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company, exercisable at $3.00 per share.  The Warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  On February 28, 2014, we completed our $1,000,000 debt financing through the sale of notes and warrants under the Loan Agreement.  The notes were in the aggregate principal amount of $850,000 and were issued with an aggregate of 283,329 warrants to the investors.  We utilized $250,000 of the debt to pay our February 2014 required principal payment on the senior subordinated note payable as discussed above.

On March 1, 2014, we commenced a similar non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  These securities are being offered and will be sold solely to accredited investors without selling commissions.  The proceeds of this offering will be used to satisfy outstanding debt and provide working capital for the Company.  As of March 31, 2014, we have received $150,000 under the debt offering and issued warrants to purchase 50,000 shares of our common stock.  In April 2014, the Company received $570,000 under the $3,000,000 debt offering and issued warrants to purchase 189,997 shares of our common stock.

Cash Requirements

The issues described in the paragraphs above raise substantial doubt about the Company’s ability to continue as a going concern.  Although we have commenced a new $3,000,000 non-public debt offering as noted above and we have a total of approximately $2,157,000 remaining to be raised under our Series D non-public preferred stock offering, we cannot guarantee we will be able to raise the entire offering amounts, if any.  We are solely reliant on raising additional capital in order to maintain our current operations.  To date we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist us with our capital raising initiatives in the future, we do not expect that we would be able to obtain any alternative forms of financing at this time and we would not be able to continue to satisfy our current or long term obligations.  Based upon our current monthly spend we anticipate the need to raise at least $3,000,000 to meet our cash flow requirements for the next twelve months.  The securities offered in these non-public offerings will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Recent accounting pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2014 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a - 15(f)) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

See “Risk Factors” as disclosed in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2014.

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

HEATWURX, INC.

Dated: May 14, 2014	By: /s/ David Dworsky
David Dworsky, Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2014	By: /s/ Allen Dodge
Allen Dodge, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)