Form 10-Q
period 2014-06-30
Heatwurx, Inc.
filed 2014-08-19
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-184948

Heatwurx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18001 S. Figueroa, Unit F

Gardena, CA 90248

(Address of principal executive offices and Zip Code)

(310) 324-4513

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

The registrant has 8,287,730 shares of common stock outstanding as of August 14, 2014.

HEATWURX, INC.

FORM 10-Q

For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014
	(unaudited)	December 31, 2013*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 39,899	$ 186,864
Accounts receivable	99,030	19,200
Prepaid expenses and other current assets	120,822	80,386
Inventory	206,277	228,256
Total current assets	466,028	514,706
EQUIPMENT, net of depreciation	443,668	369,775
INTANGIBLE ASSETS, net of amortization	1,875,002	2,053,572
TOTAL ASSETS	$ 2,784,698	$ 2,938,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 111,962	$ 77,028
Accrued liabilities	155,474	258,006
Advance payment	-	155,497
Loan payable	44,290	41,186
Current portion of notes payable	250,000	590,000
Total current liabilities	561,726	1,121,717
LONG-TERM LIABILITIES:
Loan payable	123,669	145,458
Revolving line of credit	229,980	-
Unsecured notes payable	1,246,335	-
Total long-term liabilities	1,599,984	145,458
TOTAL LIABILITIES	2,161,710	1,267,175
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:
Series B Preferred Stock, $0.0001 par value, no shares were issued and outstanding at June 30, 2014 and 177,000 shares issued and outstanding at December 31, 2013; there was no liquidation preference as of June 30, 2014 and $416,227 as of December 31, 2013	-	18
Series C Preferred Stock, $0.0001 par value, no shares issued and outstanding at June 30, 2014 and 101,000 shares issued and outstanding at December 31, 2013; there was no liquidation preference as of June 30, 2014 and $224,668 as of December 31, 2013	-	10
Series D Preferred Stock, $0.0001 par value, 887,303 and 727,648 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively; liquidation preference of $2,576,188 at June 30, 2014 and $2,403,691 at December 31, 2013	89	73
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,430,665 issued and 8,283,730 outstanding at June 30, 2014 and 8,082,000 shares issued and outstanding at December 31, 2013, respectively.	843	808
Additional paid-in capital	9,752,689	8,483,727
Accumulated deficit	(9,130,633)	(6,813,758)
Total stockholders’ equity	622,988	1,670,878
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,784,698	$ 2,938,053

*Amounts derived from the audited financial statements for the year ended, December 31, 2013.

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Equipment sales	$ 77,000	$ 96,000	$ 84,445	$ 115,200
Service revenue	30,975	-	43,875	-
Other revenue	4,860	1,280	4,860	1,280
Total revenues	112,835	97,280	133,180	116,480

COST OF GOODS SOLD	70,192	61,525	79,332	73,650
GROSS PROFIT	42,643	35,755	53,848	42,830

EXPENSES:
Selling, general and administrative	712,406	665,605	1,517,412	1,402,171
Impairment of goodwill	-	-	390,659	-
Research and development	68,495	63,360	168,264	134,986
Total expenses	780,901	728,965	2,076,335	1,537,157

LOSS FROM OPERATIONS	(738,258)	(693,210)	(2,022,487)	(1,494,327)

OTHER INCOME AND EXPENSE:
Interest income	2	393	74	1,034
Interest expense	(112,935)	(33,754)	(173,032)	(49,643)
Total other income and expense	(112,933)	(33,361)	(172,958)	(48,609)

LOSS BEFORE INCOME TAXES	(851,191)	(726,571)	(2,195,445)	(1,542,936)
Income taxes	(25)	-	(50)	-
NET LOSS	$ (851,216)	$ (726,571)	$ (2,195,495)	$ (1,542,936)

Preferred Stock Cumulative Dividend	61,135	41,787	59,154	83,112
Net loss attributable to common stockholders	$ (912,351)	$ (768,358)	$ (2,254,649)	$ (1,626,048)
Net loss per common share basic and diluted	$ (0.11)	$ (0.34)	$ (0.27)	$ (0.79)
Weighted average shares outstanding used in calculating net loss per common share	8,397,442	2,233,414	8,331,583	2,067,628

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,195,495)	$ (1,542,936)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	45,133	26,256
Amortization of intangible asset	178,570	178,571
Amortization of discount on notes payable	72,357	-
Impairment of goodwill	390,659	-
Stock-based compensation and other non-cash expenses	163,721	49,693
Changes in current assets and liabilities:
Increase in receivables	(79,830)	(30,203)
(Increase) decrease in prepaid and other current assets	(15,944)	1,408
Increase in inventory	(61,733)	(149,623)
Increase in accounts payable	6,194	160,109
Decrease in accrued liabilities	(199,458)	(60,182)
Cash used in operating activities	(1,695,826)	(1,366,907)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,772)	(7,332)
Cash from acquisition of subsidiary	3,355	-
Cash used in investing activities	(12,417)	(7,332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes payable	1,570,000	-
Proceeds from issuance of senior secured notes payable	-	990,087
Loan repayment of senior subordinated note payable	(500,000)	-
Proceeds from issuance of preferred shares, net of commissions paid	509,963	-
Repayment of loan payable	(18,685)	(13,519)
Cash provided by financing activities	1,561,278	976,568

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (146,965)	$ (397,671)

CASH AND CASH EQUIVALENTS, beginning of period	$ 186,864	$ 1,027,475
CASH AND CASH EQUIVALENTS, end of period	$ 39,899	$ 629,804

The accompanying notes are an integral part of these unaudited financial statements.

HEATWURX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc., a Delaware corporation (“Heatwurx,” or the “Company”), is an asphalt repair equipment and technology company.  Heatwurx was incorporated on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011.  On January 1, 2014, Heatwurx acquired Dr. Pave, LLC a service company offering asphalt repair and restoration.  (Note 5)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of June 30, 2014.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

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

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the six months ended June 30, 2014, the Company incurred a net loss of $2,195,495 and utilized approximately $1,695,826 in cash flows from operating activities.  The Company had cash on hand of $39,899 as of June 30, 2014.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives. We cannot assure that additional debt, equity or other funding will be available to us on acceptable terms, if at all.  If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate our operations, or seek to merge with or be acquired by another company.

Management anticipates that the Company will require additional funds to continue operations.  As of June 30, 2014, we had approximately $40,000 cash on hand.  Adjusting for $390,658 in one-time expense for impairment of goodwill from the acquisition of Dr. Pave, LLC in the first quarter 2014, our spending on operations is approximately $275,000 per month, of which only a very small amount is satisfied by revenues.  The amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.  The Company raised $145,000 and $184,000 through unsecured notes in July and August 2014, respectively, in relation to a $3,000,000 private debt offering.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern. Although we have $1,951,000 remaining under the $3,000,000 debt offering, we cannot guarantee we will be able to raise the entire offering amounts, if any. We are solely reliant on raising additional capital in order to maintain our current operations.  To date we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist us with our capital raising initiatives in the future, we do not expect that we would be able to obtain any alternative forms of financing at this time and we would not be able to continue to satisfy our current or long term obligations.  Based upon our current monthly spending we anticipate the need to raise at least $2,000,000 to $3,000,000 to meet our cash flow requirements for the next twelve months.  If we successfully raise $2,000,000 to $3,000,000 in the private debt offering, we believe the proceeds we will receive and anticipated revenues from equipment sales and restoration services will be sufficient to fund our operations, including our expected capital expenditures, through the next twelve months.  Without these additional funds, we will be required to reduce operations, curtail any future growth opportunities, cease operations all together, or seek to merge with or be acquired by another company.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

Accounts Receivable and Bad Debt Expense - Management reviews individual accounts receivable balances that exceed 90 days from the invoice date. Based on an assessment of creditworthiness of the customer, the Company estimates the portion, if any, of the balance that will not be collected. All accounts deemed to be uncollectible are written off to operation expense. There was no allowance for uncollectible accounts as of June 30, 2014 and December 31, 2013, respectively.

Recent Accounting Pronouncements - The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the financial reporting distinction of being a development stage entity within U.S. generally accepted accounting principles. Accordingly, the ASU eliminates the incremental requirements for development stage entities to (a) present inception-to-date information in the statements of income, cash flows and shareholder’s equity, (b) label the financial statements as those of a development stage entity, (c) disclose a description of the development stage activities in which the entity is engaged and (d) disclose in the first year in which the development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of these amendments is permitted for any annual reporting period or interim period for which the entity’s financials statements has not yet been issued.  The company has elected early application of these amendments with the quarterly report filed for June 30, 2014.

The Financial Accounting Standards Board recently issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) "Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)," (b) "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables," and (c) "Background Information and Basis for Conclusions."  The new presentation guidance is effective for interim and annual periods beginning after December 15, 2016.  We are considering the impact of the adoption of ASU 2014-09 on our results of operations, financial condition and cash flows.

3.  PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
Office furniture and equipment	$29,205	$20,562
Demo and service equipment	541,228	426,336
	570,433	446,898
Accumulated depreciation	(126,765)	(77,123)
	$443,668	$369,775

Depreciation expense was $23,358 and $45,133 for the three and six months ended June 30, 2014 and $13,223 and $26,256 for the three and six months ended June 30, 2013.

4.  ASSET PURCHASE AGREEMENT:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000. The purchase price was paid in a $1,500,000 cash payment and the issuance of a senior subordinated note to the seller in the amount of $1,000,000. (Note 6)

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain distribution relationships that were in process, but not finalized as of the acquisition date. Collectively, these investments constitute the in-process research and development we refer to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of seven years. The initial estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.  The Company performed its annual impairment analysis in October of 2013.  The Company used the Relief-from-Royalty method.  The Company believes that is the most appropriate method for valuing the developed technology as it is a revenue generating technology.  As of June 30, 2014, our developed technology intangible asset had a value of $1,875,002, net of accumulated amortization of $624,998.  Amortization expense for the three and six months ended June 30, 2014 and 2013 was $89,285 and $178,570, respectively.

In conjunction with the Asset Purchase Agreement, the Company granted 200,000 performance stock options to a founder of the Company with an exercise price of $0.40 per share and a term of seven years. Following the effectiveness of the 7 for 1 stock split that was completed in October 2011, the 200,000 performance stock options were exchanged for 1,400,000 performance stock options with an exercise price of $0.057 per share.  As of June 30, 2014 there is no expectation that these performance stock options will vest.

5.  ACQUISITION:

On January 7, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”) dated January 8, 2014 with Dr. Pave, LLC, a California limited liability company (“Dr. Pave”).  Dr. Pave was controlled by David Dworsky, the Chief Executive Officer of the Company.  The acquisition of Dr. Pave gives the Company the immediate ability to provide service work to municipalities and other end purchasers of Heatwurx equipment.  By performing the service work, management of the Company believes that it will assist the Company in generating purchase interest for Heatwurx equipment as well as possibly open other revenue opportunities such as franchising the service business.  The Company acquired all of the outstanding membership interests in Dr. Pave for 58,333 shares of common stock of the Company at a value of $3.00 per share for consideration in the amount of $175,000.  The consideration included the issuance of 41,668 shares to Dworsky Partners, LLC, an entity in which David Dworsky owned 80% of the ownership interest, and 3,333 shares to Reginald Greenslade, one of the Company’s directors.  As a result of the acquisition, which closed on January 8, 2014, Dr. Pave became a wholly owned subsidiary of the Company.  Dr. Pave is managed by David Dworsky and Justin Yorke, a shareholder of the Company.  The parties to the Acquisition Agreement established the effective date of the closing of the transaction for tax and accounting purposes as 8:00 a.m. on January 1, 2014.

The securities offered and sold in the above transactions have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As of January 1, 2014, Dr. Pave had net liabilities of $215,659 assumed by the Company; in addition to the consideration of 58,333 shares of common stock valued at $175,000.  The total consideration paid in the acquisition of Dr. Pave resulted in goodwill in the amount of $390,659.  The Company determined that the goodwill was immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement for the six months ended June 30, 2014.

6.  NOTES PAYABLE:

Unsecured Notes Payable - The Company issued senior unsecured notes payable totaling $90,000 on December 11, 2013.  The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on June 30, 2015.

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

On February 28, 2014, the Company closed its $1,000,000 debt financing.  The total notes issued were in the aggregate principal amount of $850,000 and were issued with an aggregate of 283,329 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $248,129 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement. The Company recognized amortization of discount on notes payable in interest expense of $32,087 and $52,435 for the three and six months ended June 30, 2014, respectively.

On March 1, 2014, the Company commenced a similar non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  As of June 30, 2014, the Company issued notes in the aggregate principal amount of $720,000 and were issued with an aggregate of 240,000 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $147,894 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement.  The Company recognized amortization of discount on notes payable in interest expense of $19,184 and $19,922 for the three and six months ended June 30, 2014, respectively.

Revolving line of credit - The Company assumed a revolving line of credit entered into by Dr. Pave at its inception in July 2013 in the amount of $229,980.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on August 15, 2015.  Interest on the line of credit totaling $2,268 was outstanding at June 30, 2014.

Secured Notes Payable - The Company assumed secured notes payable issued by Dr. Pave on December 11, 2013 totaling $160,000. The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on June 30, 2015.

Interest on the secured notes payable totaling $1,578 was outstanding at June 30, 2014.

Senior Subordinated Note Payable - The Company issued a senior subordinated note payable in the amount of $1,000,000 on April 15, 2011 to Richard Giles, a founder, stockholder and former director of the Company.  The note bears interest at a rate of 6% per annum and matured on April 15, 2014. The holder of the senior subordinated note agreed to subordinate to the lenders of the senior secured notes his security interest in our assets granted under the Subordinated Security Agreement dated April 15, 2011.  Mandatory principal payments of $500,000 were made in 2013 and the Company made the final required principal payments totaling $500,000 during the first half of 2014.

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

As of June 30, 2014, the loans are subject to mandatory principal payments as follows:

Year ending December 31,	Payments
2014	$ 22,500
2015	523,981
2016	1,615,725
2017	37,361
2018	18,372
Total principal payments	$ 2,217,939

7.  STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 8,430,665 issued and 8,283,730 outstanding at June 30, 2014 and 8,082,000 shares issued and outstanding at December 31, 2013, respectively.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of June 30, 2014 and December 31, 2013, there were 887,303 and 1,005,648 preferred shares outstanding, respectively.

Series B Preferred Stock - As of June 30, 2014 there were no shares of Series B Preferred Stock outstanding.

On April 14, 2014 all remaining Series B preferred shares, 101,935, were mandatorily converted into common shares.   The conversion of Series B preferred shares to common shares resulted in a release of $40,529 in accumulated dividends during the quarter ended June 30, 2014.

Series C Preferred Stock - As of June 30, 2014 there were no shares of Series C Preferred Stock outstanding.

On April 14, 2014 all remaining Series C preferred shares, 45,000, were mandatorily converted into common shares.  Holders of Series C Preferred Stock accrued dividends at the rate per annum of $0.16 per share. At June 30, 2014, Series C Preferred Stock had dividends accumulated of $17,870.  The Company has dividends payable of $17,870 included in current liabilities as of June 30, 2014.

Series D Preferred Stock - As of June 30, 2014 there were 887,303 shares of Series D Preferred Stock outstanding.

In October 2013, the Company initiated a follow-on Series D Preferred stock offering to sell the remaining 772,352 units at $3.00 per unit for up to $2,317,056 gross proceeds. The offering includes an over-allotment of 1,000,000 units for an additional $3,000,000 in potential gross proceeds.  The offering term was extended and ended May 30, 2014.  The terms of the follow-on Series D preferred stock offering are the same as the original Series D preferred stock offering.

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

In May 2014, the Company issued 118,655 units sold at $3.00 per unit for gross proceeds of $355,966.  Each unit consisted of one share of the Company’s Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.  The Company issued warrants to purchase 59,327 shares of common stock. The warrants will be exercisable by the holders at any time through and including one year from their respective issuance dates.

Holders of Series D Preferred Stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D Preferred Stock, the Company paid dividends of $45,665 and $89,683 during the three and six months ended June 30, 2014, respectively. As of June 30, 2014 the Company had dividends payable in accrued expenses of $49,237.

The holders of the Series D Preferred Stock have conversion rights equivalent to such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series D original issue price of $3.00 by the then applicable conversion price. Each Series D Share will convert into one share of our common stock at any time at the option of the holder of the Series D Shares or will be converted at the option of the Company at any time the trading price of our common stock is at least $4.50 per share for ten consecutive trading days. The conversion ratio is subject to anti-dilution adjustments, including in the event that the Company issues equity securities at a price equivalent to or less than the conversion price in effect immediately prior to such issue. We have determined that there is a beneficial conversion feature (“BCF”).  The calculated value as of the commitment date of the BCF was $24,279, which represents the difference between the effective conversion price and the stated conversion price multiplied by the total number of shares which may be converted.  We have recorded this amount as a deemed dividend as of the date of issuance, as the Series D Preferred Stock is immediately convertible.  This amount was recorded as a charge against our accumulated deficit in our accompanying balance sheet.

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

Each unit includes one-half warrant.  Each full warrant grants the right to purchase a share of the Company’s common stock and, as of June 30, 2014, there were warrants to purchase 449,817 shares of common stock outstanding.  The warrants issued with the original Series D offering will be exercisable by the holders at any time on or after the issuance date of the warrants through and including October 1, 2014.  The warrants issued with the follow-on Series D offering will be exercisable by the holders at any time on or after the issuance date of the warrants through and including one year from their respective issuance dates.

In addition, the Company agreed to use its best efforts to register the shares underlying the warrants issued in the follow-on Series D preferred stock offering and the original Series D preferred stock offering.  The Company intends to file the registration statement not later than 90 days following the completion of the offering, May 30, 2014, and will use its best efforts to maintain the effectiveness of the registration statement for the investors in this and the prior offering through December 31, 2015.

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2012	1,022,000	$ 2.00
Granted	410,000	$ 2.76
Exercised	-	$ -
Cancelled	(112,000)	$ 2.00
Balance, December 31, 2013	1,320,000	$ 2.23	3.44
Granted	298,000	$ 3.00
Exercised	-	$ -
Cancelled	(206,500)	$ 2.27
Balance, June 30, 2014	1,411,500	$ 2.39	3.35
Exercisable, December 31, 2013	845,000	$ 2.04
Exercisable, June 30, 2014	825,500	$ 2.14

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

On April 4, 2014, the Board of Directors approved the grant of 4,000 options to employees of the Company, in accordance with the terms of the 2011 Equity Incentive Plan, as amended. One-third of the options vest immediately, with the remaining vesting over a 2 year period.  The options have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

On June 19, 2014, the Board of Directors approved the grant of 10,000 options to the new Secretary of the Board.  The options vest immediately.  The options have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

On June 19, 2014, the Board of Directors approved the grant of 100,000 options to an employee of the Company, in accordance with the terms of the 2011 Equity Incentive Plan, as amended. The options vest ratably over a three year period.  The options have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

June 30, 2014
Risk-free interest rate range	1.49% - 1.71%
Expected life	5.0 years
Vesting Period	0 - 4 Years
Expected volatility	42%
Expected dividend	-
Fair value range of options at grant date	$0.671- $1.167

The Company recorded stock-based compensation expense of $34,313 and $163,721 during the three and six months ended June 30, 2014, respectively.  The Company recorded stock-based compensation expense of $30,371 and $49,693 during the three and six months ended June 30, 2013, respectively.

As of June 30, 2014 there was $449,286 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three and six months ended June 30, 2014.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2012	1,440,000	$ 0.11
Granted	-	$ -
Exercised	-	$ -
Cancelled	-	$ -
Balance, June 30, 2014 and December 31, 2013	1,440,000	$ 0.11
Exercisable, June 30, 2014 and December 31, 2013	40,000	$ 2.00

See Note 4 for further discussion of the performance options.

Warrants

The Company issued 85,993 warrants in connection with the follow-on Series D unit offering during the first half of 2014, discussed above. Each unit consisted of one share of Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share and grants the right to purchase a share of the Company’s common stock.

The Company issued 283,329 warrants in connection with the non-public offering of notes and warrants up to $1,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

The Company issued 239,997 warrants in connection with the non-public offering of notes and warrants up to $3,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	363,824	$ 3.00
Granted	609,319	$ 3.00
Exercised	-	$ -
Cancelled	-	$ -
Balance, June 30, 2014	973,143	$ 3.00	2.53

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Loss	$ (851,216)	$ (726,571)	$ (2,195,495)	$ (1,542,936)
Basic and diluted:
Preferred stock cumulative dividend - Series A	--	715	--	1,421
Preferred stock cumulative dividend - Series B (1)	670	27,868	(62,227)	55,429
Preferred stock cumulative dividend - Series C	296	13,204	2,200	26,262
Preferred stock cumulative dividend - Series D	60,169	--	119,181	--
Income applicable to preferred stockholders	61,135	41,787	59,154	83,112
Net loss applicable to common stockholders	$ (912,351)	$ (768,358)	$ (2,254,649)	$ (1,626,048)

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

9.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments - On July 18, 2012, the Company entered into a thirteen month lease for office space for our corporate headquarters located in Greenwood Village, Colorado.  Under the terms of the lease agreement, the Company leased approximately 2,244 square feet of general office space.  The lease term commenced on July 23, 2012 and ended June 30, 2014.

The Company also has a lease of warehouse and office space for our equipment and operations located in Gardena, CA.  The lease term continues through July 2015.

Total rent expense for the three and six months ended June 30, 2014 was $19,305 and $38,404.  Rent expense for the three and six months ended June 30, 2013 was $8,819 and $17,639; respectively.

The Company’s remaining commitment under its current lease terms through July 2015 is approximately $65,000.

Purchase Commitments - As of June 30, 2014, the Company’s outsourced manufacturing company has begun fabrication of our equipment resulting in a commitment to purchase the finished equipment totaling approximately $50,000.

10.  RELATED PARTY TRANSACTIONS:

During the three and six months ended June 30, 2014, the Company paid consulting fees of $32,400 and $69,800, respectively to Mr. Richard Giles, a founder, stockholder, and former director of the Company.  During the three and six months ended June 30, 2013 the Company paid consulting fees of $47,400 and $94,800, respectively to Richard Giles. The Company had a Senior Subordinated note payable with Mr. Richard Giles, on April 15, 2014, the Company made the final required principal payment of $250,000 on the Senior Subordinated note payable.

During the quarter ended June 30, 2014 the Company issued 16,659 Series D Preferred shares to Reginald Greenslade, one of the Company’s directors.  The Company issued 16,666 Series D Preferred shares to Gus Blass III, one of the Company’s directors. The Company issued 1,500 Series D Preferred shares to David Dworsky, the Chief Executive Officer of the Company.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest	$152,813	$49,643
Cash paid for income taxes	$--	$100
Series C Dividend payable in current liabilities	$17,870	$47,591
Series D Dividend payable in current liabilities	$49,237	$--

Non-Cash investing and financing transactions
Repayment of senior secured notes payable with issuance of Series D preferred shares	$--	$--
Financing the purchase of equipment under a 5 year loan agreement	$--	$--
Beneficial conversion feature on warrants issued in conjunction with Series D preferred shares	$24,279	$--
Shares issued in acquisition of Dr. Pave	$175,000	$--

12.  SUBSEQUENT EVENTS:

Debt Offering

In July 2014 and August 2014, the Company received $145,000 and $184,000, respectively; under the $3,000,000 debt offering and issued warrants to purchase 109,666 shares of our common stock.

Termination of Consulting Agreement

Effective July 15, 2014, the Company terminated the Consulting Agreement with Richard Giles.

Establishment of Dr. Pave Worldwide LLC & National Franchising Program

Effective July 22, 2014, the Company established a new entity named Dr. Pave Worldwide LLC to house the recently announced [on Form 8-K filed August 7, 2014] franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  The franchising program is on track with submission for regulatory approval.  Franchise sales are expected to be formally launched nationally beginning early third quarter 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our 2013 Annual Report on Form 10-K, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

For the six months ended June 30, 2014, our net loss was $2,195,495, compared to a net loss of $1,542,936 for the same period of 2013.  Further description of these losses is provided below.

Revenue

Revenue increased to approximately $133,000 for the six months ended June 30, 2014 from approximately $116,000 for the six months ended June 30, 2013, as a result of service revenue generated and other parts and equipment sales.

Cost of goods sold

Cost of goods sold increased to approximately $79,000 for the six months ended June 30, 2014 from approximately $74,000 for the six months ended June 30, 2013.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $1,517,000 for the six months ended June 30, 2014 from approximately $1,402,000 for the six months ended June 30, 2013. The increase in selling, general and administrative expenses is principally due to an increase in employee expenses of approximately $215,000 offset by a reduction in consulting fees of $114,000; an increase in office expenses of approximately $135,000 which includes commercial insurance, rent and other expenses incurred in the addition of Dr. Pave offices in California.  A net reduction in legal fees, offering related cost and investor relations costs of approximately $30,000; and a decrease in advertising and promotion activities related to business development of approximately $91,000.

As part of the acquisition of Dr. Pave; the Company recognized goodwill in the amount of $390,659; as part of the total consideration paid.  The Company determined goodwill should be immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement, during the six months ended June 30, 2014.

Research and Development

Research and development increased to approximately $168,000 for the six months ended June 30, 2014 from approximately $135,000 for the six months ended June 30, 2013. The principal reason for the increase is due to additional legal fees related to certain patent applications on technology and processes that may be patentable.

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

For the quarter ended June 30, 2014, our net loss was $851,216, compared to a net loss of $726,571 for the same period of 2013.  Further description of these losses is provided below.

Revenue

Revenue increased to approximately $113,000 for the three months ended June 30, 2014 from approximately $97,000 for the three months ended June 30, 2013, as a result of service revenue generated and other parts and equipment sales.

Cost of goods sold

Cost of goods sold increased to approximately $70,000 for the three months ended June 30, 2014 from approximately $62,000 for the three months ended June 30, 2013.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $712,000 for the three months ended June 30, 2014 from approximately $666,000 for the three months ended June 30, 2013. The increase in selling, general and administrative expenses is principally due to an increase in employee expenses of approximately $51,000 offset by a reduction in consulting fees of $43,000; an increase in office expenses of approximately $79,000 which includes commercial insurance, rent and other expenses incurred in the addition of Dr. Pave offices in California.  A net reduction in legal fees, offering related cost and investor relations costs of approximately $3,000; and a decrease in advertising and promotion activities related to business development of approximately $38,000.

Research and Development

Research and development increased to approximately $68,000 for the three months ended June 30, 2014 from approximately $63,000 for the three months ended June 30, 2013. The principal reason for the increase is due to additional legal fees related to certain patent applications on technology and processes that may be patentable.

Liquidity and capital resources

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the first half of 2014, the Company incurred a net loss of approximately $2,195,000 and utilized $1,696,000 in cash flows from operating activities.  The Company had cash on hand of approximately $40,000 as of June 30, 2014.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives.

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2014, the Company had an accumulated deficit of approximately $9,131,000.

Management anticipates that the Company will require substantial additional funds to continue operations.  As of June 30, 2014, we had approximately $40,000 cash on hand and were spending approximately $275,000 per month, of which only a very small amount was satisfied by gross revenues.  The amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.

Financing Activities

In October 2013, the Company initiated a follow-on non-public Series D Preferred stock offering to sell the remaining 772,352 units at $3.00 per unit for up to $2,317,056 gross proceeds. The offering includes an over-allotment of 1,000,000 units for an additional $3,000,000 in potential gross proceeds.  The offering term ended May 30, 2014.  During 2014, we sold 171,987 units at $3.00 per unit for gross proceeds of $515,963 and paid share issuance costs of $6,000.

The Company had an obligation to make a series of principal payments totaling $500,000 on our current senior subordinated note payable in 2014.  The Company made the final required principal payments of $500,000 on the Senior Subordinated note payable during the six months ended June 30, 2014.

In December 2013, we raised $90,000 pursuant to the terms of a Loan Agreement and the issuance of Unsecured Promissory Notes.  The notes were extended to mature on June 30, 2015 and bear interest of 12% per annum, paid monthly on the first day of the month.

In January 2014, the Company assumed Secured Promissory Notes of $160,000 through the acquisition of Dr. Pave.  The notes were extended to mature on June 30, 2015 and bear interest of 12% per annum, paid monthly on the first day of the month.

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

On March 1, 2014, we commenced a similar non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  These securities are being offered and will be sold solely to accredited investors without selling commissions.  The proceeds of this offering will be used to satisfy outstanding debt and provide working capital for the Company.  As of June 30, 2014, we have received $720,000 under the debt offering and issued warrants to purchase 239,997 shares of our common stock.  In July 2014 and August 2014, the Company received $145,000 and $184,000 under the $3,000,000 debt offering and issued warrants to purchase 48,333 and 61,333 shares of our common stock, respectively.

Cash Requirements

The issues described in the paragraphs above raise substantial doubt about the Company’s ability to continue as a going concern.  Although we have a $3,000,000 non-public debt offering as noted above open through December 2014, we cannot guarantee we will be able to raise the entire offering amounts, if any.  We are solely reliant on raising additional capital in order to maintain our current operations.  To date we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist us with our capital raising initiatives in the future, we do not expect that we would be able to obtain any alternative forms of financing at this time and we would not be able to continue to satisfy our current or long term obligations.  Based upon our current monthly spend we anticipate the need to raise at least $3,000,000 to meet our cash flow requirements for the next twelve months.  The securities offered in these non-public offerings will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Recent accounting pronouncements

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the financial reporting distinction of being a development stage entity within U.S. generally accepted accounting principles. Accordingly, the ASU eliminates the incremental requirements for development stage entities to (a) present inception-to-date information in the statements of income, cash flows and shareholder’s equity, (b) label the financial statements as those of a development stage entity, (c) disclose a description of the development stage activities in which the entity is engaged and (d) disclose in the first year in which the development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of these amendments is permitted for any annual reporting period or interim period for which the entity’s financials statements has not yet been issued.  The company has elected early application of these amendments with the quarterly report filed for June 30, 2014.

The Financial Accounting Standards Board recently issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) "Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)," (b) "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables," and (c) "Background Information and Basis for Conclusions."  The new presentation guidance is effective for interim and annual periods beginning after December 15, 2016.  We are considering the impact of the adoption of ASU 2014-09 on our results of operations, financial condition and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the information for this item.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer, David Dworsky, and our principal financial and accounting officer, Alexander Kramer, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a - 15(f)) during the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

See “Risk Factors” as disclosed in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2014, the Company issued 118,655 units sold at $3.00 per unit for gross proceeds of $355,966.  Each unit consisted of one share of the Company’s Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.  The Company issued warrants to purchase 59,327 shares of common stock. The warrants will be exercisable by the holders at any time through and including one year from their respective issuance dates.

On April 14, 2014, 101,935 shares of Series B Preferred Stock were automatically converted into 101,935 shares of Common Stock pursuant to an automatic conversion provision in the Certificate of Designations of Series B Preferred Stock.

On April 14, 2014, 45,000 shares of Series C Preferred Stock were automatically converted into 45,000 shares of Common Stock pursuant to an automatic conversion provision in the Certificate of Designations of Series C Preferred Stock.

On March 1, 2014, we commenced a non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  During the quarter ended June 30, 2014, we have received $570,000 under the debt offering and issued warrants to purchase 189,997 shares of our common stock.  The proceeds of this offering will be used to satisfy outstanding debt and provide working capital for the Company.

These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 3(a)(9) thereof in connection with the exchange of the preferred shares for common shares and by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as transactions by an issuer not involving any public offering.  Each of the note holders was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares.  Each investor represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the issuances.

ITEM 5.  OTHER INFORMATION

Effective July 15, 2014, we terminated the Consulting Agreement dated April 15, 2011 with Richard Giles.

ITEM 6.  EXHIBITS

SEC Ref. No.	Title of Document
10.1	Offer Letter to Alex Kramer dated April 28, 2014
10.2	Termination Letter of Consulting Agreement dated April 15, 2011 with Richard Giles
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

HEATWURX, INC.

Dated: August 18, 2014	By: /s/ David Dworsky
David Dworsky, Chief Executive Officer
(Principal Executive Officer)

Dated: August 18, 2014	By: /s/ Alexander Kramer
Alexander Kramer, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)