Form 10-Q
period 2014-09-30
Heatwurx, Inc.
filed 2014-11-13
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

The registrant has 8,287,730 shares of common stock outstanding as of November 13, 2014.

HEATWURX, INC.

FORM 10-Q

For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013*
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 55,734	$ 186,864
Accounts receivable	26,739	19,200
Prepaid expenses and other current assets	117,346	80,386
Inventory	200,751	228,256
Total current assets	400,570	514,706
EQUIPMENT, net of depreciation	480,391	369,775
INTANGIBLE ASSETS, net of amortization	1,785,716	2,053,572
TOTAL ASSETS	$ 2,666,677	$ 2,938,053
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 144,558	$ 77,028
Accrued liabilities	130,165	258,006
Advance payment	-	155,497
Loan payable	54,767	41,186
Current portion of notes payable	250,000	590,000
Revolving line of credit	229,980	-
Total current liabilities	809,470	1,121,717
LONG-TERM LIABILITIES:
Loan payable	149,413	145,458
Unsecured notes payable	1,824,561	-
Total long-term liabilities	1,973,974	145,458
TOTAL LIABILITIES	2,783,444	1,267,175
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Series B Preferred Stock, $0.0001 par value, no shares were issued and outstanding at September 30, 2014 and 177,000 shares issued and outstanding at December 31, 2013; there was no liquidation preference as of September 30, 2014 and $416,227 as of December 31, 2013	-	18
Series C Preferred Stock, $0.0001 par value, no shares issued and outstanding at September 30, 2014 and 101,000 shares issued and outstanding at December 31, 2013; there was no liquidation preference as of September 30, 2014 and $224,668 as of December 31, 2013	-	10
Series D Preferred Stock, $0.0001 par value, 883,303 and 727,648 shares issued and outstanding at September 30, 2014 and December 31, 2013 respectively; liquidation preference of $2,903,955 at September 30, 2014 and $2,403,691 at December 31, 2013	88	73
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,287,730 issued and 8,434,665 outstanding at September 30, 2014 and 8,082,000 shares issued and outstanding at December 31, 2013, respectively.	843	808
Additional paid-in capital	9,884,774	8,483,727
Accumulated deficit	(10,002,472)	(6,813,758)
Total stockholders’ equity (deficit)	(116,767)	1,670,878
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 2,666,677	$ 2,938,053

*Amounts derived from the audited financial statements for the year ended, December 31, 2013.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Equipment sales	$ 16,624	$ 118,728	$ 101,069	$ 233,928
Service revenue	35,997	-	79,872	-
Other revenue	-	7,182	4,860	8,462
Total revenues	52,621	125,910	185,801	242,390

COST OF GOODS SOLD	25,289	80,450	104,621	154,100
GROSS PROFIT	27,332	45,460	81,180	88,290

EXPENSES:
Selling, general and administrative	677,398	664,425	2,194,809	2,066,596
Impairment of goodwill	-	-	390,659	-
Research and development	11,729	55,465	179,993	190,451
Total expenses	689,127	719,890	2,765,461	2,257,047

LOSS FROM OPERATIONS	(661,795)	(674,430)	(2,684,281)	(2,168,757)

OTHER INCOME AND EXPENSE:
Interest income	1	989	75	2,023
Interest expense	(130,135)	(45,399)	(303,167)	(95,042)
Total other income and expense	(130,134)	(44,410)	(303,092)	(93,019)

LOSS BEFORE INCOME TAXES	(791,929)	(718,840)	(2,987,373)	(2,261,776)
Income taxes	(25)	-	(75)	-
NET LOSS	$ (791,954)	$ (718,840)	$ (2,987,448)	$ (2,261,776)

Preferred stock cumulative dividend	53,054	213,760	112,208	238,596
Deemed dividend	26,832	-	26,832	-
Net loss attributable to common stockholders	$ (871,840)	$ (932,600)	$ (3,126,488)	$ (2,500,372)
Net loss per common share basic and diluted	$ (0.10)	$ (0.12)	$ (0.37)	$ (0.62)
Weighted average shares outstanding used in calculating net loss per common share	8,433,752	7,837,262	8,366,014	4,011,974

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,987,448)	$ (2,261,776)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	67,560	40,774
Amortization of intangible asset	267,856	267,857
Amortization of discount on notes payable	130,701	-
Impairment of goodwill	390,659	-
Stock-based compensation	209,854	67,219
Changes in current assets and liabilities:
(Increase) decrease in receivables	(7,539)	6,552
Increase in prepaid and other current assets	(12,468)	(30,224)
Increase in inventory	(56,207)	(158,252)
Increase in accounts payable	38,790	28,222
Decrease in accrued liabilities	(277,823)	(36,603)
Cash used in operating activities	(2,236,065)	(2,076,231)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,719)	(27,673)
Cash from acquisition of subsidiary	3,355	-
Cash used in investing activities	(22,364)	(27,673)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes payable	2,149,003	-
Proceeds from issuance of senior secured notes payable	-	1,000,000
Repayment of senior secured notes payable		(250,018)
Loan repayment of senior subordinated note payable	(500,000)	-
Proceeds from issuance of preferred shares, net of commissions paid	509,963	1,348,730
Repayment of loan payable	(31,667)	(20,346)
Cash provided by financing activities	2,127,299	2,078,366

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (131,130)	$ (25,538)

CASH AND CASH EQUIVALENTS, beginning of period	$ 186,864	$ 1,027,475
CASH AND CASH EQUIVALENTS, end of period	$ 55,734	$ 1,001,937

See Supplemental Cash Flow Information, Note 11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc., a Delaware corporation (“Heatwurx,” or the “Company”), is an asphalt repair equipment and technology company.  Heatwurx was incorporated on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011.  On January 1, 2014, Heatwurx acquired Dr. Pave, LLC, a service company offering asphalt repair and restoration. On July 22, 2014 Dr. Pave Worldwide, LLC was organized to offer franchises for the operation of businesses that use the Heatwurx branded equipment and Heatwurx repair process to repair, maintain and preserve roadways. (Note 5)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of September 30, 2014.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

The Company’s unaudited interim consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC, the Company’s wholly-owned subsidiaries.  All intercompany investments, accounts and transactions have been eliminated.

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

To date the Company has relied exclusively on private placements of Company securities with a small group of investors to finance its business and operations.  The Company has had little revenue since our inception.  For the nine months ended September 30, 2014, the Company incurred a net loss of $2,987,448 and utilized approximately $2,236,065 in cash flows from operating activities.  The Company had cash on hand of $55,734 as of September 30, 2014.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives. The Company has no definitive commitments or arrangements for additional debt, equity or other funding.  If the Company fails to obtain additional funding when needed, it would be forced to scale back, or terminate its operations, or seek to merge with or be acquired by another company.

Management anticipates that the Company will require additional funds to continue operations.  As of September 30, 2014, it had approximately $56,000 cash on hand.  Adjusting for $390,659 in one-time expense for impairment of goodwill from the acquisition of Dr. Pave, LLC in the first quarter 2014, our spending on operations is approximately $275,000 per month, of which only a very small amount is satisfied by revenues.  The amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.  On October 1, 2014 the Company commenced a non-public equity offering of up to 3,650,807 units at $1.75 per unit, each unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share. The purchase price for the Units is payable in either cash, conversion of outstanding Series D Preferred Shares or certain outstanding promissory notes. The Company estimates $2,200,000 in potential cash proceeds from the private equity offering, after the conversion of Series D Preferred Shares and certain outstanding promissory notes.  Subsequent to the quarter-end the Company raised $308,825 and issued 176,469 shares of our common stock and warrants to purchase 88,232 shares of common stock as part of the private equity offering, as of November 13, 2014.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company has $1,701,000 remaining under the $3,000,000 debt offering and an estimate of $2,200,000 in potential cash proceeds from the private equity offering, after the conversion of Series D Preferred Shares and certain outstanding promissory notes; the Company cannot guarantee it will be able to raise the entire offering amounts, if any. The Company is solely reliant on raising additional capital in order to maintain its current operations.  To date the Company has been able to raise debt and equity financing through the assistance of a small number of investors who have been substantial participants in the Company’s debt and equity offerings since its formation.  If these investors choose not to assist with the Company’s capital raising initiatives in the future, management does not expect that the Company would be able to obtain any alternative forms of financing at this time and it would not be able to continue to satisfy its current or long term obligations.  Based upon the Company’s current monthly spending the Company anticipates the need to raise at least $2,000,000 to $3,000,000 to meet its cash flow requirements for the next twelve months.  If the Company successfully raises $2,000,000 to $3,000,000 in the private debt and equity offerings, management believes the proceeds the Company will receive and anticipated revenues from equipment sales and restoration services will be sufficient to fund its operations, including its expected capital expenditures, through the next twelve months. Without these additional funds, the Company would be required to reduce operations, curtail any future growth opportunities, cease operations all together, or seek to merge with or be acquired by another company.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements - The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

The Financial Accounting Standards Board recently issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the financial reporting distinction of being a development stage entity within U.S. generally accepted accounting principles. Accordingly, the ASU eliminates the incremental requirements for development stage entities to (a) present inception-to-date information in the statements of income, cash flows and shareholder’s equity, (b) label the financial statements as those of a development stage entity, (c) disclose a description of the development stage activities in which the entity is engaged and (d) disclose in the first year in which the development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of these amendments is permitted for any annual reporting period or interim period for which the entity’s financials statements has not yet been issued.  The Company has elected early application of these amendments with the quarterly report filed for September 30, 2014.

The Financial Accounting Standards Board recently issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) "Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)," (b) "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables," and (c) "Background Information and Basis for Conclusions."  The new presentation guidance is effective for interim and annual periods beginning after December 15, 2016.  The Company is considering the impact of the adoption of ASU 2014-09 on its results of operations, financial condition and cash flows.

3.  PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	September 30, 2014	December 31, 2013
	(unaudited)
Office furniture and equipment	$30,152	$20,562
Demo and service equipment	599,432	426,336
	629,584	446,898
Accumulated depreciation	(149,193)	(77,123)
	$480,391	$369,775

Depreciation expense was $22,427 and $67,560 for the three and nine months ended September 30, 2014 and $14,518 and $40,774 for the three and nine months ended September 30, 2013.

4.  ASSET PURCHASE AGREEMENT:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000. The purchase price was paid in a $1,500,000 cash payment and the issuance of a senior subordinated note to the seller in the amount of $1,000,000. (Note 6)

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain distribution relationships that were in process, but not finalized as of the acquisition date. Collectively, these investments constitute the in-process research and development we refer to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of seven years. The initial estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.  The Company performed its annual impairment analysis in October of 2013.  The Company used the Relief-from-Royalty method.  The Company believes that is the most appropriate method for valuing the developed technology as it is a revenue generating technology.  As of September 30, 2014, our developed technology intangible asset had a carrying value of $1,785,716 net of accumulated amortization of $714,284.  Amortization expense for the three months ended September 30, 2014 and 2013 was $89,286; and $267,856 and $267,857 for the nine months ended September 30, 2014 and 2013, respectively.

In conjunction with the Asset Purchase Agreement, the Company granted 200,000 performance stock options to a founder of the Company with an exercise price of $0.40 per share and a term of seven years. Following the effectiveness of the 7 for 1 stock split that was completed in October 2011, the 200,000 performance stock options were exchanged for 1,400,000 performance stock options with an exercise price of $0.057 per share.  As of September 30, 2014 there is no expectation that these performance stock options will vest.

5.  ACQUISITION:

On January 7, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”) dated January 8, 2014 with Dr. Pave, LLC, a California limited liability company (“Dr. Pave”).  Dr. Pave was controlled by David Dworsky, the Chief Executive Officer of the Company.  The acquisition of Dr. Pave gave the Company the immediate ability to provide service work to municipalities and other end purchasers of Heatwurx equipment. The Company acquired all of the outstanding membership interests in Dr. Pave for 58,333 shares of common stock of the Company at a value of $3.00 per share for consideration in the amount of $175,000.  The consideration included the issuance of 41,668 shares to Dworsky Partners, LLC, an entity in which David Dworsky owned 80% of the ownership interest, and 3,333 shares to Reginald Greenslade, one of the Company’s directors.  As a result of the acquisition, which closed on January 8, 2014, Dr. Pave became a wholly owned subsidiary of the Company.  Dr. Pave is managed by David Dworsky and Justin Yorke, a shareholder of the Company.  The parties to the Acquisition Agreement established the effective date of the closing of the transaction for tax and accounting purposes as 8:00 a.m. on January 1, 2014.

As of January 1, 2014, Dr. Pave had net liabilities of $215,659 assumed by the Company; in addition to the consideration of 58,333 shares of common stock valued at $175,000.  The total consideration paid in the acquisition of Dr. Pave resulted in goodwill in the amount of $390,659.  The Company determined that the goodwill was immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement for the nine months ended September 30, 2014.

Below are the results of operations of Heatwurx, Inc., the consolidated entity, as though the acquisition had occurred as of the beginning of the 2013 reporting period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Equipment sales	$16,624	$118,728	$101,069	$233,928
Service revenue	35,997	-	79,872	-
Other revenue	-	7,182	4,860	8,462
Total revenues	52,621	125,910	185,801	242,390

COST OF GOODS SOLD	25,289	80,450	104,621	154,100
GROSS PROFIT	27,332	45,460	81,180	88,290

EXPENSES:
Selling, general and administrative	677,398	762,321	2,194,809	2,164,492
Impairment of goodwill	-	-	390,659	-
Research and development	11,729	55,465	179,993	190,451
Total expenses	689,127	817,786	2,765,461	2,354,943
LOSS FROM OPERATIONS	(661,795)	(772,326)	(2,684,281)	(2,266,653)

OTHER INCOME AND EXPENSE:
Interest income	1	989	75	2,023
Interest expense	(130,135)	(50,462)	(303,167)	(100,105)
Total other income and expense	(130,134)	(49,473)	(303,092)	(98,082)

LOSS BEFORE INCOME TAXES	(791,929)	(821,799)	(2,987,373)	(2,364,735)
Income taxes	(25)	-	(75)	-
NET LOSS	$(791,954)	$(821,799)	$(2,987,448)	$(2,364,735)

Preferred stock cumulative dividend	53,054	213,760	112,208	238,596
Deemed dividend	26,832	-	26,832	-

Net loss attributable to common stockholders	$(871,840)	$(1,035,559)	$(3,126,488)	$(2,603,331)

Net loss per common share basic and diluted	$(0.10)	$(0.13)	$ (0.37)	$ (0.65)

Weighted average shares outstanding used in calculating net loss per common share	8,433,752	7,837,262	8,366,014	4,011,974

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

On February 28, 2014, the Company closed its $1,000,000 debt financing.  The total notes issued were in the aggregate principal amount of $850,000 and were issued with an aggregate of 283,329 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $248,129 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement. The Company recognized amortization of discount on notes payable in interest expense of $32,439 and $84,875 for the three and nine months ended September 30, 2014, respectively.

On March 1, 2014, the Company commenced a similar non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  As of September 30, 2014, the Company issued notes in the aggregate principal amount of $1,299,003 and were issued with an aggregate of 432,995 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $207,014 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement.  The Company recognized amortization of discount on notes payable in interest expense of $25,904 and $45,826 for the three and nine months ended September 30, 2014, respectively.

Revolving line of credit - The Company assumed a revolving line of credit entered into by Dr. Pave at its inception in July 2013 in the amount of $229,980.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on August 15, 2015.  Interest on the line of credit totaling $2,268 was outstanding at September 30, 2014.

Secured Notes Payable - The Company assumed secured notes payable issued by Dr. Pave on December 11, 2013 totaling $160,000. The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on June 30, 2015.

Interest on the secured notes payable totaling $1,578 was outstanding at September 30, 2014.

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

Loan Payable - In September 2012, the Company financed the purchase of equipment used for transport and demonstration of our equipment.  The note, in the original amount of $142,290, bears interest at a rate of 2.6% per annum and matures on September 4, 2017.  In August 2013, the Company financed the purchase of a truck to transport our equipment used in demonstrations.  The loan, in the amount of $83,507, bears interest at a rate of 6.1% per annum and matures on December 1, 2018.  In September 2014, the Company financed the purchase of equipment used in connection with the Heatwurx equipment to facilitate demonstrations and repairs.  The loan, in the amount of $49,204 with 0% interest matures on October 15, 2018.

As of September 30, 2014, the loans are subject to mandatory principal payments as follows:

Year ending December 31,	Payments
2014	$12,620
2015	536,388
2016	2,207,134
2017	49,768
2018	27,253
Total principal payments	$2,833,163

7.  STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 8,287,730 issued and 8,434,665 outstanding at September 30, 2014 and 8,082,000 shares issued and outstanding at December 31, 2013.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of September 30, 2014 and December 31, 2013, there were 883,303 and 1,005,648 preferred shares outstanding, respectively.

Series B Preferred Stock - As of September 30, 2014 there were no shares of Series B Preferred Stock outstanding.

On April 14, 2014 all remaining Series B preferred shares, 101,935, were mandatorily converted into common shares.   The conversion of Series B preferred shares to common shares resulted in a release of $40,529 in accumulated dividends during the nine months ended September 30, 2014.

Series C Preferred Stock - As of September 30, 2014 there were no shares of Series C Preferred Stock outstanding.

On April 14, 2014 all remaining Series C preferred shares, 45,000, were mandatorily converted into common shares.  Holders of Series C Preferred Stock accrued dividends at the rate per annum of $0.16 per share. The Company paid accrued dividends on the Series C converted shares of $17,870 during the three months ended September 30, 2014.

Series D Preferred Stock - As of September 30, 2014 there were 883,303 shares of Series D Preferred Stock outstanding.

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

In January 2014, the Company issued 53,332 units sold at $3.00 per unit for gross proceeds of $159,996.  The Company paid share issuance costs in the amount of $6,000.  Each unit in this offering consists of one share of the Company’s Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.  The Company issued warrants to purchase 26,666 shares of common stock outstanding. The warrants will be exercisable by the holders at any time on or after the issuance date of the warrants through October 1, 2015.

In May 2014, the Company issued 118,655 units sold at $3.00 per unit for gross proceeds of $355,966.  Each unit consisted of one share of the Company’s Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.  The Company issued warrants to purchase 59,327 shares of common stock. The warrants will be exercisable by the holders at any time through October 1, 2015.

Holders of Series D Preferred Stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D Preferred Stock, the Company paid dividends of $49,254 and $138,937 during the three and nine months ended September 30, 2014, respectively. As of September 30, 2014 the Company had dividends payable in accrued expenses of $53,054.

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

Each unit includes one-half warrant.  Each full warrant grants the right to purchase a share of the Company’s common stock and, as of September 30, 2014, there were warrants to purchase 449,817 shares of common stock outstanding.  On September 30, 2014, the Board of Directors authorized extending the expiration date of the warrants outstanding issued in the Series D Preferred offering to October 1, 2015.  Except as so extended all other provisions of the warrants have not been altered or otherwise amended.  A deemed dividend of $26,832 for this extension of the warrant expiration dates was calculated using the Black-Scholes option-pricing model.

In addition, the Company agreed to use its best efforts to register the shares underlying the warrants issued in the follow-on Series D preferred stock offering and the original Series D preferred stock offering.  The Company failed to file the registration statement within the required 90-day period following the completion of the offering on May 30, 2014.

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2012	1,022,000	$ 2.00
Granted	410,000	$ 2.76
Exercised	-	$ -
Cancelled	(112,000)	$ 2.00
Balance, December 31, 2013	1,320,000	$ 2.23	3.44
Granted	298,000	$ 3.00
Exercised	-	$ -
Cancelled	(266,500)	$ 2.25
Balance, September 30, 2014	1,351,500	$ 2.40	3.18
Exercisable, December 31, 2013	845,000	$ 2.04
Exercisable, September 30, 2014	765,500	$ 2.14

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

September 30, 2014
Risk-free interest rate range	1.49% - 1.71%
Expected life	5.0 years
Vesting Period	0 - 4 Years
Expected volatility	42%
Expected dividend	-
Fair value range of options at grant date	$0.671- $1.167

The Company recorded stock-based compensation expense of $46,133 and $209,854 during the three and nine months ended September 30, 2014, respectively.  The Company recorded stock-based compensation expense of $17,526 and $67,219 during the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014 there was $403,153 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three and nine months ended September 30, 2014.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2012	1,440,000	$ 0.11
Granted	-	$ -
Exercised	-	$ -
Cancelled	-	$ -
Balance, September 30, 2014 and December 31, 2013	1,440,000	$ 0.11
Exercisable, September 30, 2014 and December 31, 2013	40,000	$ 2.00

See Note 4 for further discussion of the performance options.

Warrants

The Company issued 85,993 warrants in connection with the follow-on Series D unit offering during the first nine months of 2014, discussed above. Each unit consisted of one share of Series D Preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share and grants the right to purchase a share of the Company’s common stock.

The Company issued 283,329 warrants in connection with the non-public offering of notes and warrants up to $1,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

The Company issued 432,995 warrants in connection with the non-public offering of notes and warrants up to $3,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	363,824	$ 3.00
Granted	802,317	$ 3.00
Exercised	-	$ -
Cancelled	-	$ -
Balance, September 30, 2014	1,166,141	$ 3.00	1.95

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Loss	$ (791,954)	$ (718,840)	$ (2,987,448)	$ (2,261,776)
Basic and diluted:
Preferred stock cumulative dividend - Series A	--	--	--	--
Preferred stock cumulative dividend - Series B (1)	--	8,551	(62,227)	25,373
Preferred stock cumulative dividend - Series C	--	4,073	2,200	12,087
Preferred stock cumulative dividend - Series D	53,054	201,136	172,235	201,136
Income applicable to preferred stockholders	53,054	213,760	112,208	238,596
Deemed dividend	26,832	--	26,832	--
Net loss applicable to common stockholders	$ (871,840)	$ (932,600)	$ (3,126,488)	$ (2,500,372)

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

Total rent expense for the three and nine months ended September 30, 2014 was $5,280 and $43,684.  Rent expense for the three and nine months ended September 30, 2013 was $9,228 and $26,867; respectively.

The Company’s remaining commitment under its current lease terms through July 2015 is approximately $50,000.

Purchase Commitments - As of September 30, 2014, the Company’s outsourced manufacturing company has begun fabrication of our equipment resulting in a commitment to purchase the finished equipment totaling approximately $30,000.

10.  RELATED PARTY TRANSACTIONS:

On July 15, 2014, the Company terminated the Consulting Agreement with Mr. Richard Giles, a founder, stockholder, and former director of the Company.  The Company did not pay consulting fees to Mr. Giles during the three months ended September 30, 2014; the Company paid consulting fees $69,800 during the nine months ended September 30, 2014.  During the three and nine months ended September 30, 2013 the Company paid consulting fees of $47,400 and $142,200, respectively to Richard Giles. The Company had a Senior Subordinated note payable with Mr. Richard Giles, on April 15, 2014, the Company made the final required principal payment of $250,000 on the Senior Subordinated note payable.

During the nine months ended September 30, 2014 the Company issued 16,659 Series D Preferred shares to Reginald Greenslade, one of the Company’s directors.  The Company issued 16,666 Series D Preferred shares to Gus Blass III, one of the Company’s directors. The Company issued 1,500 Series D Preferred shares to David Dworsky, the Chief Executive Officer of the Company.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$229,571	$95,042
Cash paid for income taxes	$-	$100
Series C Dividend payable in current liabilities	$-	$27,068
Series D Dividend payable in current liabilities	$53,054	$24,407

Non-Cash investing and financing transactions
Repayment of senior secured notes payable with issuance of Series D preferred shares	$-	$749,982
Financing the purchase of equipment under a 4 year loan agreement	$49,204	$83,507
Beneficial conversion feature on warrants issued in conjunction with Series D preferred shares	$24,279	$-
Shares issued in acquisition of Dr. Pave	$175,000	$-
Deemed dividend related to warrant extension	$26,832	$-

12.  SUBSEQUENT EVENTS:

Effective October 28, 2014, Alexander Kramer resigned as the Company’s Chief Financial Officer. In such capacity Mr. Kramer had served as the Company’s principal financial officer and principal accounting officer. Mr. Kramer advised the Company that he has no material disagreement with the Company on any matter relating to the Company’s operations, policies or practices, and Mr. Kramer has made himself available to support the Company by assisting with its transition needs.  In connection with his resignation, Mr. Kramer entered into a Separation and Severance Agreement and Release of Claims with the Company on October 28, 2014. The Separation Agreement terminates and supersedes the terms of Mr. Kramer’s letter agreement with the Company, April 28th, 2014, regarding his terms of employment.

Equity Offering

On October 1, 2014 the Company commenced a non-public equity offering of up to 3,650,807 units at $1.75 per unit, each unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share. The purchase price for the Units is payable in either cash, conversion of outstanding Series D Preferred Shares or certain outstanding promissory notes. The Company estimates $2,200,000 in potential cash proceeds from the private equity offering, after the conversion of Series D Preferred Shares and certain outstanding promissory notes.  Subsequent to the quarter-end the Company raised $308,825 and issued 176,469 shares of our common stock and warrants to purchase 88,232 shares of common stock as part of the private equity offering, as of November 13, 2014.  The Company issued 546,620 shares of our common stock and warrants to purchase 273,310 shares of common stock as part of the conversion of 318,860 Series D Preferred Shares as of November 13, 2014.

Loan proceeds

On October 9, 2014 the Company received a short- term unsecured loan in the amount of $75,000. The short-term loan bears interest at a rate of 12% per annum.  The principal amount and all then-accrued interest is payable on November 15, 2014; the Company does have the option to extend the loan.

Distribution Agreement

On October 23, 2014, the Company entered into an Exclusive Distribution Agreement with Beijing Enhanced Solutions, Inc. (“BES”). The Company appointed BES as the exclusive distributor and sales representative of its products in the Macau Special Administrative Region and the Hong Kong Special Administrative Region of China.  This Agreement is for an initial term of five years.  After the initial term the Agreement will automatically renew for two additional terms of two years each, unless the Agreement is terminated for cause.  The Agreement grants BES the exclusive right to distribute and sell Heatwurx products during the term, in the territory.  BES can appoint sub-distributors of its choice in furtherance of this goal. The Distributor agreed to use its best efforts to design sales channels, methods, and campaigns which maintain the Company’s ethos of being a safe, eco-friendly, high quality provider.

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

Effective July 22, 2014, the Company established a new entity named Dr. Pave Worldwide LLC to house the recently announced [on Form 8-K filed August 7, 2014] franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  The franchising program is on track with submission for regulatory approval.  We formally launched our franchise sales program throughout the U.S. in the third quarter of 2014.

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

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

For the nine months ended September 30, 2014, our net loss was $2,987,448, compared to a net loss of $2,261,776 for the same period of 2013.  Further description of these losses is provided below.

Revenue

Revenue decreased to approximately $186,000 for the nine months ended September 30, 2014 from approximately $242,000 for the nine months ended September 30, 2013, as a result of decreased equipment sales during the period.

Cost of goods sold

Cost of goods sold decreased to approximately $105,000 for the nine months ended September 30, 2014 from approximately $154,000 for the nine months ended September 30, 2013.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $2,195,000 for the nine months ended September 30, 2014 from approximately $2,067,000 for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses is principally due to an increase in employee expenses of approximately $146,000; and an increase in office expenses of approximately $202,000 which includes commercial insurance, rent and other expenses incurred in the addition of Dr. Pave offices in California; offset by a decrease in advertising and promotion of approximately $117,000; and a net reduction in legal fees, offering related cost and investor relations costs of approximately $103,000.

As part of the acquisition of Dr. Pave; the Company recognized goodwill in the amount of $390,659; as part of the total consideration paid.  The Company determined goodwill should be immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement, during the nine months ended September 30, 2014.

Research and Development

Research and development decreased to approximately $180,000 for the nine months ended September 30, 2014 from approximately $190,000 for the nine months ended September 30, 2013. The decrease is principally due to the termination of our research and development consulting contract with Mr. Richard Giles, fewer patent applications being filed thereby reducing the legal fees associated therewith; offset by an increase in our manufacturing research and development costs.

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

For the quarter ended September 30, 2014, our net loss was $791,954, compared to a net loss of $718,840 for the same period of 2013.  Further description of these losses is provided below.

Revenue

Revenue decreased to approximately $53,000 for the three months ended September 30, 2014 from approximately $126,000 for the three months ended September 30, 2013, as a result of reduced equipment sales during the period.

Cost of goods sold

Cost of goods sold decreased to approximately $25,000 for the three months ended September 30, 2014 from approximately $80,000 for the three months ended September 30, 2013.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $677,000 for the three months ended September 30, 2014 from approximately $664,000 for the three months ended September 30, 2013. The increase in selling, general and administrative expenses is principally due to an increase in employee expenses of approximately $44,000; an increase in office expenses of approximately $67,000 which includes commercial insurance, rent and other expenses incurred in the addition of Dr. Pave offices in California; offset by a net reduction in legal fees, offering related cost and investor relations costs of approximately $73,000; and a decrease in advertising and promotion activities related to business development of approximately $25,000.

Research and Development

Research and development decreased to approximately $12,000 for the three months ended September 30, 2014 from approximately $55,000 for the three months ended September 30, 2013. The principal reason for the decrease is due to the termination of our research and development consulting contract with Mr. Richard Giles.

Liquidity and capital resources

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the first nine months of 2014, the Company incurred a net loss of approximately $2,987,000 and utilized $2,236,000 in cash flows from operating activities.  The Company had cash on hand of approximately $56,000 as of September 30, 2014.  Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its development and commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives.

The Company has incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2014, the Company had an accumulated deficit of approximately $10,002,000.

Management anticipates that the Company will require substantial additional funds to continue operations.  As of September 30, 2014, we had approximately $56,000 cash on hand and were spending approximately $275,000 per month, of which only a very small amount was satisfied by gross revenues.  The amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.

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

The Company had an obligation to make a series of principal payments totaling $500,000 on our current senior subordinated note payable in 2014.  The Company made the final required principal payments of $500,000 on the Senior Subordinated note payable during the second quarter of 2014.

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

On March 1, 2014, we commenced a similar non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  These securities are being offered and will be sold solely to accredited investors without selling commissions.  The proceeds of this offering will be used to satisfy outstanding debt and provide working capital for the Company.  As of September 30, 2014, we have received $1,299,003 under the debt offering and issued warrants to purchase 432,995 shares of our common stock.

Cash Requirements

The issues described in the paragraphs above raise substantial doubt about the Company’s ability to continue as a going concern.  Although we have a $3,000,000 non-public debt offering as noted above open through December 2014, we cannot guarantee we will be able to raise the entire offering amounts, if any.  On October 1, 2014 the Company commenced a non-public equity offering of up to 3,650,807 units at $1.75 per unit, each unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share. The purchase price for the Units is payable in either cash, conversion of outstanding Series D Preferred Shares or certain outstanding promissory notes. The Company estimates $2,200,000 in potential cash proceeds from the private equity offering, after the conversion of Series D Preferred Shares and certain outstanding promissory notes.  Subsequent to the quarter-end the Company raised $308,825 and issued 176,469 shares of our common stock and warrants to purchase 88,232 shares of common stock as part of the private equity offering, as of November 13, 2014.  On October 9, 2014 the Company received a short- term unsecured loan in the amount of $75,000. The short-term loan bears interest at a rate of 12% per annum.  The principal amount and all then-accrued interest is payable on November 15, 2014; the Company does have the option to extend the loan.  We are solely reliant on raising additional capital in order to maintain our current operations.  To date we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist us with our capital raising initiatives in the future, we do not expect that we would be able to obtain any alternative forms of financing at this time and we would not be able to continue to satisfy our current or long term obligations.  Based upon our current monthly spend we anticipate the need to raise at least $3,000,000 to meet our cash flow requirements for the next twelve months.  The securities offered in these non-public offerings will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Recent accounting pronouncements

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

The Financial Accounting Standards Board recently issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the financial reporting distinction of being a development stage entity within U.S. generally accepted accounting principles. Accordingly, the ASU eliminates the incremental requirements for development stage entities to (a) present inception-to-date information in the statements of income, cash flows and shareholder’s equity, (b) label the financial statements as those of a development stage entity, (c) disclose a description of the development stage activities in which the entity is engaged and (d) disclose in the first year in which the development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of these amendments is permitted for any annual reporting period or interim period for which the entity’s financials statements has not yet been issued.  The company has elected early application of these amendments with the quarterly report filed for September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer, David Dworsky, and our principal financial and accounting officer at the time, Alexander Kramer, concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a - 15(f)) during the three and nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

See “Risk Factors” as disclosed in the Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2014, shareholders owning 16,332 shares of Series D Preferred Stock converted the preferred shares into 16,332 shares of Common Stock pursuant to a conversion provision in the Certificate of Designations of Series D Preferred Stock.  These shares of Common Stock were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 3(a)(9) thereof.  No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On March 1, 2014, we commenced a non-public offering of notes and warrants up to $3,000,000 which is intended to remain open until December 31, 2014, unless terminated sooner at the option of the Company before all of the notes are sold.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by the Company in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering will receive one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  During the quarter ended September 30, 2014, we have received $579,000 and issued promissory notes for a like amount and issued warrants to purchase 192,998 shares of our common stock.

On October 1, 2014, we commenced a non-public equity offering of up to 3,650,807 units at $1.75 per unit (the “Units”).  Each Unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share. The purchase price for the Units is payable in either cash, conversion of outstanding Series D Preferred Shares or certain outstanding promissory notes. As of November 13, 2014 we raised $308,825 and issued 176,469 shares of our common stock and warrants to purchase 88,232 shares of common stock as part of the private equity offering; we issued 546,620 shares of our common stock and warrants to purchase 273,310 shares of common stock as part of the conversion of 318,860 Series D Preferred Shares.

On October 9, 2014, we received a short- term unsecured loan in the amount of $75,000. The short-term loan bears interest at a rate of 12% per annum.  The principal amount and all then-accrued interest is payable on November 15, 2014; we have the option to extend the loan.

These notes, warrants and shares of Common Stock in the above offerings were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as transactions by an issuer not involving any public offering.  Each of the investors was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares and the warrant certificates.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the issuances.

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

HEATWURX, INC.

Dated: November 13, 2014	By: /s/ David Dworsky
David Dworsky, Chief Executive Officer
(Principal Executive and Financial Officer)

Dated: November 13, 2014	By: /s/ Heather Kearns
Heather Kearns, Interim CFO
(Principal Financial and Accounting Officer)