Form 10-K
period 2014-12-31
Heatwurx, Inc.
filed 2015-04-14
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-184948

Heatwurx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18001 S. Figueroa, Unit F, Gardena, CA 90248

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2014 was approximately $7,757,683.  As of April 8, 2015, the number of the registrant’s common shares outstanding was 11,061,114.

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

PART I

ITEM 1. Business

Overview

We are an asphalt preservation and repair, equipment company.  Our innovative, and eco-friendly hot-in-place recycling process corrects surface distresses within the top three inches of existing pavement by heating the surface material to a temperature between 325° and 375° Fahrenheit with our electrically powered infrared heating equipment, mechanically loosening the heated material with our processor/tiller attachment that is optimized for producing a seamless repair, and mixing in additional recycled asphalt pavement and a binder (asphalt-cement), and then compacting repaired area with a vibrating roller or compactor.  We believe our equipment, technology and processes provide savings over other repair processes that can be more labor and equipment intensive.

We have had limited sales for our products, our efforts are principally focused on developing our distribution network, implementing our marketing strategy to focus on the sale of our products and service.  We currently operate in one business segment.

Heatwurx Products

Heatwurx NEW HWX-30S - Electrically Powered (remote) Infrared Heater

The HEATWURX® NEW HWX-30S Electric Infrared Heater is designed to effectively heat asphalt pavement to a pliable 325° to 375° Fahrenheit without scorching, burning, or oxidizing the existing asphalt with a highly efficient Stainless-Steel reflector. The HWX-30S equipped with supporting legs, lockable swivel Colson castors (6x2) with built-in brakes to support high maneuverability and easy positioning. The HWX-30S can easily attached to a skid steer with standard quick releases that can be used to repair/rejuvenate distressed asphalt.  The HEATWURX® NEW HWX-30S Electric Infrared Heater specifications are as follows:

•

Weight 850 lbs. Lightweight for easy maneuverability

•

Heats repair area of 30 square feet

•

Generator requirement 36 kilowatts (minimum) - Fuel consumption approximately 2.8 gallons of fuel per hour

•

Custom industrial heating elements

•

Highly efficient Stainless-Steel heating reflector

•

Cycle times of approximately 20 - 40 minutes depending on depth and weather conditions

•

Heavy duty steel constructed frame

•

Swivel legs with Castors (built in brake) and top wind 7,000 lbs. jacks - superior maneuverability and positioning

•

Heavy duty steel attachment plate for skid steers

•

Electric control panel UL-listed and CSA-certified

Heatwurx HWX-30 - Electrically Powered Infrared Heater

The HEATWURX® HWX-30 Electric Infrared Heater is designed to effectively heat asphalt pavement to a pliable 325° to 375° Fahrenheit without scorching, burning, or oxidizing the existing asphalt. The HWX-30 is easily attached to a skid steer with standard quick releases and is a self-contained mobile infrared heater that can be used to repair/rejuvenate distressed asphalt. The HEATWURX® HWX-30 Electric Infrared Heater specifications are as follows:

•

Weight 3,550 lbs. (with generator mounted)

•

Heats repair area of 30 square feet

•

Generator requirement 36 kilowatts

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

•

Heavy duty high temperature powder coated finish for maximum durability and visibility

•

Heavy duty steel attachment plate for skid steers or forklifts

Heatwurx AP-40 - Asphalt Processor

The HEATWURX® HWX-AP40 Asphalt Processor is powered by an orbital hydraulic motor and has a 40 inch working width. Designed to process and rejuvenate existing asphalt in place, it processes, remixes, and levels the heated, rejuvenated asphalt to the desired depth, ready for compaction. It is designed to easily attach to a skid steer and has custom beveled tines to provide a seamless bond between the repaired area and existing pavement. The HEATWURX® HWX-AP40 Asphalt Processor specifications are as follows:

•

One inch wear plate with ability to adjust to desired depth

•

Orbital hydraulic motor

•

40” working width

•

5/16” processing blades

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

Competitive Environment

Distressed asphalt occur when asphalt-surfaced pavements are subjected to a broad spectrum of traffic levels, from two-lane rural routes to multi-lane interstate highways. Any agency responsible for asphalt-surfaced pavements eventually performs pothole patching or repair. Pothole patching or repair is generally performed either as an emergency repair under harsh conditions, or as routine maintenance scheduled for warmer and drier periods. Pothole patching and repair can be performed during various weather conditions.

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

Intellectual Property

We currently have five issued U.S. patents: four utility patents and one design patent. One additional U.S. patent has been allowed and should issue in April 2015. We have three pending U.S. patent applications and five foreign patent applications.

Three issued utility patents, US Patent Nos. 8,556,536; 8,562,247 and 8,714,871 were issued on Oct. 15, 2013, Oct. 24, 2013, and May 6, 2014, respectively and cover certain unique device and method of use aspects of our asphalt repair equipment. Our design patent, US Patent No. D700,633, was issued on March 4, 2014 and covers the ornamental design of our asphalt processor.  U.S. Patent No. 8,801,325 issued August 12, 2014 and covers aspects of our computer-controlled asphalt heater. U.S. Pat. Appl. No. 14/456,285 should issue in April, 2015 and covers complementary features of our computer-controlled asphalt heater.

Our patent application entitled, “System and Method for Sending and Managing Pothole Location and Pothole Characteristics” was filed on January 16, 2013; the USPTO rejected the application based on prior art referenced by the examiner.  Our response to the rejection is due by April 30, 2015.  We expect to file a response which argues that the invention as claimed is patentable over the cited prior art.

Our patent application entitled, “Asphalt Brick Device and Method of Making Same” was filed on June 28, 2013; the USPTO rejected the application based on prior art referenced by the examiner.  Our response to the rejection, which argued that the invention as claimed is patentable over the cited prior art, was filed on December 17, 2014.

Our provisional patent application entitled "System and Method for Roadway Pavement Restoration" was filed on April 7, 2014. The provisional patent application will be converted to a regular (i.e. non-provisional) patent application and filed on April 7, 2015 in both the U.S. and Canada. The application includes a remotely-operated processor and a heater powered by a truck-mounted generator.

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

Governmental Regulation

We do not manufacture our own equipment, it will be up to the manufacturer as well as the end-users to comply with any governmental regulations.  To the extent that any regulations require changes to our equipment, we will have to comply or risk losing the customers.  See “Risk Factors” for a discussion relating to compliance with government regulations.

As part of our sales operations, we hire drivers with Commercial Driver’s Licenses (“CDL’s”) to transport our asphalt repair equipment across the country to demonstrate the effectiveness of our equipment to potential clients.  As such, we are a motor carrier subject to regulation by the U.S. Department of Transportation (“DOT”) and the Federal Motor Carrier Safety Administration (“FMCSA”), and certain business is also subject to state rules and regulations. The DOT periodically conducts reviews and audits to ensure our compliance with federal safety requirements, and we report certain accident and other information to the DOT.

In March 2014, the FMCSA issued a supplemental notice of proposed rulemaking, request for comments which would improve commercial motor vehicle safety and reduce the overall paperwork burden for both motor carriers and drivers by increasing the use of electronic logging devices within the motor carrier industry, which would in turn improve compliance with the applicable hours-of service rules.  During late 2013, we began use of an electronic logging device in its fleet.

In March 2014, the FMCSA updated the February 20, 2014 Notice of Proposed Rulemaking establishing a Commercial Driver’s License Drug and Alcohol Clearinghouse. This rule will establish a database of commercial driver´s license holders under the Agency’s administration that will contain controlled substances and alcohol test result information for the holders of commercial driver’s licenses. We do not anticipate that the establishment of the Clearinghouse will have a meaningful impact on our driver hiring or retaining process.

In 2013, the FMCSA, in conjunction with the National Highway Traffic Safety Administration, submitted a Notice of Proposed Rulemaking to require the installation of speed-limiting devices on heavy trucks. The final rule regarding this proposal has not yet been published. We believe this rule will have minimal implementation cost due to the small size of our fleet. We do not anticipate a negative impact on our operations or productivity.

We continue to monitor the actions of the FMCSA and other regulatory agencies and evaluate all proposed rules to determine their impact on our operations.

Employees

As of April 8, 2015, we had seven full-time employees and two part-time employee.

Competition

According to the 2011 IBIS World Report on US Road and Highway Maintenance, the total spent on road maintenance in the United States is in excess of $30 billion per year.  As an emerging company, we are at a competitive disadvantage because we do not have the financial resources of larger, more established competitors, nor do we have a sales force large enough to challenge our competitors.  We intend to address this disadvantage by entering into distribution agreements, licensing and franchising opportunities, and provide on-going education and training to our sales partners, customers, and governmental agencies. We also believe that our equipment and processes are better than what is offered by other companies, and that purchasers will choose our equipment because of its effectiveness, quality of design, reputation in the marketplace, as well as the recognition we have received from state and federal agencies.  We intend to offer an industry standard one-year limited warranty and provide nationwide service though our Original Equipment Manufacturing (“OEM”) partners and resellers. See “Risk Factors” for a discussion of the risks associated with our company.

ITEM 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition, and/or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Relating to the Company’s Business

We have substantial indebtedness, which could have adverse consequences to us, and we may not be able to generate sufficient cash flow to fund our liquidity needs, including servicing our indebtedness.

We currently have substantial indebtedness. Our level of indebtedness has important consequences to us and to you and your investment. For example, our level of indebtedness may:

•

require us to dedicate a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to use for operations, future business opportunities and other general corporate purposes;

•

make it more difficult for us to satisfy our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default or an inability to borrow under the agreements governing such indebtedness;

•

in the case of a default or an event of default, as applicable, lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness, which could have a material adverse effect on our business or financial condition;

•

limit our ability to obtain additional financing, or to sell assets to raise funds, if needed, for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;

•

place us at a competitive disadvantage relative to others in the industry as it is not common for companies involved in the asphalt repair business to operate with such high leverage;

•

heighten our vulnerability to downturns in our business, the industry or in the general economy and limit our flexibility in planning for or reacting to changes in our business and the retail industry; or

•

reduce our ability to carry out our plans to expand our product offerings and sales channels.

Our ability to service our indebtedness is dependent on our ability to generate cash from internal operations or from additional debt or equity offerings sufficient to make required payments on such indebtedness, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, some of which factors are further described in this “Risk Factors” section. We are permitted by the terms of our indebtedness to incur additional indebtedness; however, we have recently only received funds from a limited number of related parties. We have experienced negative cash flows from operating activities since inception, and our business may not generate sufficient cash flow from operations or from debt or equity offerings to enable us to service our indebtedness or to fund our other liquidity needs. Such event could have a material adverse effect on us and we may need to take various actions, including seeking to refinance all or a portion of our indebtedness, seeking additional debt or equity financing or reducing or delaying capital expenditures, strategic acquisitions, and we may not be able to do so on commercially reasonable terms or at all.

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

If we are unable to successfully manage these aspects of our business, our business, financial condition, and/or results of operations could suffer, the trading price of our shares of common stock could decline, and investors may lose all or part of their investment.

We have incurred significant operating losses since formation and our independent accountants have issued a going concern opinion with respect to our financial statements as of and for the years ended December 31, 2014 and 2013. We expect to continue to incur significant net losses for the foreseeable term and we will not be able to attain a level of profitability sufficient to sustain operations without additional sources of capital.

We have limited sales and a history of substantial operating losses. We reported a net operating loss for the period from incorporation on March 29, 2011 to December 31, 2014.  We also had an accumulated deficit of approximately $12,916,000 at December 31, 2014. In order to achieve profitable operations we need to secure sufficient sales of our preservation and repair equipment. Our potential customers are federal, state, and local governmental entities, pavement contractors, equipment distributors and original equipment manufacturers.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable. If we are unable to achieve profitability or locate alternate sources of capital, we may be forced to cease operations.

As of December 31, 2014, we had approximately $21,000 cash on hand.  We are solely reliant on raising additional capital to maintain current operations.  To date we have been able to raise debt and equity financing through the assistance of a small number of our related party investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist the Company with its capital raising initiatives in the future we do not expect that we would be able to obtain any alternative forms of financing at this time.

Successful completion of the Company’s development program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its marketing strategy, build our distribution network, focus on the sale of our products, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s independent accounting firm has included an explanatory paragraph in its audit opinion describing this condition.  Management of the Company intends to address these issues by raising additional capital through private placements and the issuance of additional debt.  There can be no assurance that the Company will be able raise additional capital or secure additional debt.

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

We currently have only one manufacturing partner, ERC Company, a California-based company.  We do not currently have a formal agreement with our manufacturing partner, who is free to discontinue manufacturing services for us or to increase prices charged to us.  This arrangement is adequate for the near term as we do not have a large number of customer orders and do not have any urgent need for equipment.  However, we anticipate that as our business grows, we will contract with additional manufacturing partners to protect us against business interruptions related to having a sole manufacturing partner.  If we experience any business interruption in our manufacturing partner’s business or if our manufacturing partner decides to discontinue manufacturing for us on mutually agreeable terms, we may be unable to meet commitments to existing customers or attract new ones.

We are developing our warranty policies. If we begin selling a material amount of equipment, we will need to formalize our warranty polices with our suppliers and our customers.  If we are unable to negotiate favorable warranty terms with our suppliers or, if our suppliers experience financial difficulties, we may have a material warranty obligation.

We have sold a limited number of units to date.  We intend to offer an industry standard one-year limited warranty and provide nationwide service though our OEM partners and resellers.  Although we anticipate that the majority of the warranty items will be passed through from the OEM partners and resellers through us and ultimately to the manufacturer, there are some parts on our equipment which will not be the responsibility of the manufacturer such as the heating elements on our HWX-30 and HWX-30S electrically powered infrared heaters.  We will need to provide industry standard warranties on these parts as well.  In addition, if our manufacturing partner experiences financial difficulty we may have additional warranty exposure to the end customers.  If we have ultimate liability under any warranty claims, our financial position would be impacted and we may not be able to continue operations.

The growth of our business depends upon the development and successful commercial acceptance of our products.  If we are unable to achieve successful commercial acceptance of our product, our business, financial condition, and/or results of operations could suffer.

We depend upon a variety of factors to ensure that our preservation and repair equipment is successfully commercialized, including implementation of manufacturing processes, effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur between introduction to the market and volume production phases.

The development of our marketing strategy, developing distribution relationships and driving sales of our preservation and repair equipment involves many difficulties, including:

•

successful marketing of the preservation and repair equipment and achieving customer acceptance;

•

establishing, managing and maintaining key reseller relationships;

•

finding licensed partners, both municipal and private

•

producing products that meet the quality, performance and price expectations of our customers;

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

Failure to obtain operating permits, or otherwise to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell our preservation and repair equipment and could have a material adverse effect on our business, financial condition, and/or results of operations, the trading price of our shares of common stock could decline, and investors may lose all or part of their investment.

Our ability to grow the business depends on being able to demonstrate our equipment to potential customers and distributors and train them on proper usage.  If we do not add more demonstration and sales teams, our growth may be limited geographically.

Our current marketing efforts utilize two driver/trainers that demonstrate on-site at the corporate office our equipment to potential customers and distributors to demonstrate the value of our equipment and train them on the process.  This team can travel to potential customers to conduct the demonstrations and training.  These efforts are very time-consuming and with fuel prices, can be very expensive.  In order to overcome the natural geographic limitations, we intend to deploy demonstration equipment throughout the country and hire and train additional driver/trainers.  These efforts will be dependent upon our ability (i) to raise capital to purchase and/or lease new demonstration equipment and (ii) to locate and hire qualified personnel.  If we cannot raise additional capital or locate qualified personnel, it will be much more difficult to grow our business.  If that happens, our stock price may decline and our investors may lose all or a part of their investment.

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

We intend to sell finished products through an independent reseller network, directly to an end-user through a licensing or franchising model, and directly to OEMs.  Some of our potential customers are OEMs that currently manufacture or could in the future manufacture their own products.  Despite their manufacturing abilities, we believe that these customers have chosen to purchase from us due to the quality of our products and to reduce their production risks and maintain their company focus.  There is also the risk that other companies will copy our equipment and will become our competitors. However, we have no assurance that these customers will place significant equipment orders with us or continue to outsource manufacturing in the future.  Our sales would decline and our profit margin would suffer if our potential customers decide to produce their own version of our products or there is increased competition from other manufacturers.

Our future success is dependent, in part, on the performance and continued service of our key management personnel. Without their continued service, we may be forced to interrupt or cease operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of our executive officers, who are all at-will employees.  Our executive team is responsible for the development, and execution of our strategic vision.  Our management team has cultivated significant relationships in our industry that are critical to our success.  As we grow and more people are added to the team over time, management will share their knowledge of our company and the industry with new hires, and we will not be dependent upon any one individual.  However, until we achieve more significant growth as a company, there is a disproportionate dependence upon our executive management team, and the loss of their services could significantly impair our business operations.  Some companies reduce the risk of the loss of key individuals by purchasing life insurance policies that pay the company upon the death of key personnel.  We do not have a key man life insurance policy on our executive management personnel and do not intend to purchase one.  If we interrupt or cease operations due to the loss of an executive officer’s availability, we may be unable to service our existing customers or acquire new customers, and our business may suffer and our stock prices may decline.

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

Any business today is at risk of becoming involved in lawsuits.  It is extremely difficult to identify all possibly claims that could be made against us based on our business, but to name a few, we may be sued by drivers that claim that roads repaired by our equipment caused them to get into an automobile accident or a worker using our equipment to repair a road may claim that he or she was injured by our equipment.  These claims may or may not be meritorious.  In any event, we will attempt to protect ourselves against these claims by purchasing general liability insurance.  There can be no assurance that we will be able to obtain the insurance or that it will be sufficient to protect us against future claims.  Further, even if we obtain insurance, some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage.  As a result, we might also be required to incur significant legal fees with no assurance of outcome, and we may be subject to adverse judgments or settlements that could significantly impair our ability to operate.

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

Risks Related to our Common Stock:

The exercise of our warrants and options may result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the trading price of our shares of common stock.

The exercise of some or all of our outstanding warrants and options could significantly dilute the ownership interests of our existing stockholders.  As of December 31, 2014 we had outstanding warrants to purchase an aggregate of 2,424,980 shares of common stock, the issuance of up to 1,246,500 shares of common stock upon exercise of stock options and 1,440,000 performance stock options.  To the extent warrants and/or options are exercised, additional shares of common stock will be issued, and such issuance will dilute existing stockholders.

In addition to the dilutive effects described above, the exercise of those securities would lead to an increase in the number of shares eligible for resale in the public market. Substantial dilution and/or a substantial increase in the number of common shares available for future resale may negatively impact the trading price of our shares of common stock.

An active, liquid and orderly trading market for our common stock may not develop and the trading price of our common stock may be volatile. If an orderly trading market for our common stock does not develop and/or if the trading price for our common stock is volatile, the trading price of our shares of common stock will likely result in higher spreads.

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, their respective prices may be more volatile.

Ownership of our common shares is concentrated and investors will have minimal influence on stockholder decisions.

As of December 31, 2014, our executive officers, directors, and a small number of investors, beneficially owned an aggregate of 9,259,746 shares of common stock, shares underlying warrants, shares underlying exercisable options  and/or preferred stock convertible into common stock, representing approximately 84% of the voting power of our then-outstanding capital stock.  As a result, our existing officers, directors, and such investors could significantly influence stockholder actions of which other investors disapprove or that are contrary to their interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us and the trading price of our shares of common stock could decline, and, accordingly, investors may lose all or part of their investment.

Securities analysts may not cover our common stock and this may have a negative impact on the market price of our common stock.

The trading market for our common stock may depend on the research and reports that securities analysts publish about us or our business.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock.  If we are covered by securities analysts, and our stock is downgraded, the price of our stock would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose or fail to gain visibility in the financial markets, which could cause a decline in our stock price and/or trading volume, and, accordingly, investors may lose all or part of their investment.

The application of the Securities and Exchange Commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

If our common stock trades at less than $5.00 per share, then it will be subject to the Securities and Exchange Commission’s (“SEC”) penny stock rules.  Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect investors’ ability to resell our common stock which may depress the market price of our common stock and, accordingly, investors may lose all or part of their investment.

We do not intend to pay dividends on common stock for the foreseeable future, and investors must rely on increases in the market prices of our common stock for returns on their investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur.  Investors seeking cash dividends should not purchase our common stock.  Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our executive offices are located in Gardena, California, where we lease 8,000 square feet of office and warehouse space.

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

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock, $0.0001 par value, has been traded on the Over-the-Counter marketplace (OTCQB) under the symbol “HUWX” since October 7, 2013.  Prior to October 7, 2013, there was no public market for our common stock.

	CLOSING BID		CLOSING ASK
2014	HIGH	LOW	HIGH	LOW
First Quarter	3.00	2.01	3.25	2.33
Second Quarter	2.40	1.50	2.61	2.20
Third Quarter	2.35	1.25	2.40	1.53
Fourth Quarter	2.14	1.50	2.23	1.90

	CLOSING BID		CLOSING ASK
2013	HIGH	LOW	HIGH	LOW
First Quarter	-	-	-	-
Second Quarter	-	-	-	-
Third Quarter	-	-	-	-
Fourth Quarter	4.55	2.05	4.75	2.80

The above quotations, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions.  In addition, these quotations may not necessarily represent actual transactions.

As of April 8, 2015 we had 105 stockholders of record.

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

Shares Available.  In October 2012, the Board of Directors and stockholders increased the number of shares of common stock reserved for issuance under the Plan to a total of 1,800,000 shares. There are currently 1,246,500 outstanding option grants to officers, directors, employees and consultants under the Plan. If unexercised options expire or are terminated, the underlying shares will again become available for grants under the Plan.

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

Outstanding Options.  As of December 31, 2014, there were 810,000 outstanding options exercisable at a price per share of $2.00 and 436,500 outstanding options exercisable at a price per share of $3.00.  These options expire five years from the date of issuance. Options issued to directors are fully vested upon grant.  Options vest over a period of 2 - 4 years as specified at the time of grant.

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

The table below provides information as to the number of options outstanding and their weighted average exercise price at December 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

Equity compensation plan approved by security holders:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
2011 Equity Incentive Plan	1,246,500 (1)	$ 2.35	553,500

(1) Excludes 1,440,000 performance options that were not issued under the equity compensation plan.

Unregistered Sales of Equity Securities

On October 1, 2014, we commenced a non-public equity offering of up to 3,650,807 units at $1.75 per unit (the “Units”).  Each Unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units is payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes. As of December 31, 2014 the Company raised $366,324 and issued 209,324 shares of common stock and warrants to purchase 104,659 shares of common stock as part of the private equity offering.  The Company issued 1,207,491 shares of common stock and warrants to purchase 603,742 shares of common stock as part of the conversion of 704,379 Series D preferred shares.  The Company issued 1,100,876 shares of common stock and warrants to purchase 550,438 shares of common stock as part of the conversion of $1,926,537 principal and accrued interest in certain outstanding promissory notes.  The Company recognized a loss of $822,205 on the extinguishment of these promissory notes during the year ended December 31, 2014.  The Company raised an additional $88,000 and issued 50,284 shares of common stock and warrants to purchase 25,141 shares of common stock subsequent to December 31, 2014 through the close of the offering on March 1, 2015.

These Units in the above offerings were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as transactions by an issuer not involving any public offering.  Each of the investors was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to these issuances and consented to the imposition of restrictive legends upon the stock certificates representing the shares and the warrant certificates.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the issuances.

ITEM 6.  Selected Financial Data

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

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

We are an asphalt preservation and repair, equipment company. Our innovative, and eco-friendly hot-in-place recycling process corrects surface distresses within the top 3 inches of existing pavement by heating the surface material to a temperature between 325° and 375° Fahrenheit with our electrically powered infrared heating equipment, mechanically loosening the heated material with our processor/tiller attachment that is optimized for producing a seamless repair, and mixing in additional recycled asphalt pavement and a binder (asphalt-cement), and then compacting repaired area with a vibrating roller or compactor. We consider our equipment to be eco-friendly as the Heatwurx process reuses and rejuvenates distressed asphalt, uses recycled asphalt pavement for filler material, eliminates travel to and from asphalt batch plants, and extends the life of the roadway.  We believe our equipment, technology and processes provide savings over other processes that can be more labor and equipment intensive.

Our hot-in-place recycling process and equipment was selected by the Technology Implementation Group of the American Association of State Highway Transportation Officials (“AASHTO TIG”) as an “additionally Selected Technology” for the year 2012. We develop, manufacture and intend to sell our unique and innovative and eco-friendly equipment to federal, state and local agencies as well as contractors for the repair and rehabilitation of damaged and deteriorated asphalt surfaces.

In 2015, the Company has started its transition from a technology development focused company to a sales and marketing focused company.  The Company is uniquely positioned to take advantage of the infrastructure road issues plaguing most states in the country, with a permanent road repair solution, that comes with an industry first 5 year warranty.  The Company’s sales and marketing strategy will focus on finding licensed partners, both municipal and private, with a focus on selling the consumables in volume.  Our efforts will be to use political and industry influencers to help spread the word, create targeted marketing programs and use social media to expand our reach.  The Company is excited to announce it offers a guaranteed repair insured by a division of an A rated Insurance Company.  The Company is positioned to sell; and we believe our efforts will save municipalities, utilities, and private industry millions of dollars by extending the life of roadways.

Results of operations for the year ended December 31, 2014 compared to year ended December 31, 2013

For the year ended December 31, 2014, our net loss was $4,526,000, compared to a net loss of $3,069,000, for the year ended December 31, 2013.  Further description of these losses is provided below.

Revenue

Revenue decreased to approximately $200,000 for the year ended December 31, 2014 from approximately $312,000 for the year ended December 31, 2013.  Revenue is generated from the sale of our equipment and consumable products as well as service work performed.  Our consumables consist of our proprietary blend of polymer pellets used to strengthen the repair when mixed in to the recycled asphalt product; and RxEHAB rejuvenation strips which is an oil-based product which creates the binding agent for the asphalt repair.  The decrease was a result of fewer equipment sales during the year, offset by an increase in service revenue from repairs performed.

Cost of Goods Sold

Cost of goods sold decreased to approximately $113,000 for the year ended December 31, 2014 from $188,000 for the year ended December 31, 2013, due to decreased sales of our equipment as described above.

Selling, General and Administrative

Selling, general and administrative expenses increased to approximately $2,845,000 for the year ended December 31, 2014 from approximately $2,819,000 for the year ended December 31, 2013. The increase in selling, general and administrative expenses is principally due to an increase in employee expenses of approximately $180,000; an increase in office expenses of approximately $258,000 which includes commercial insurance, rent and other expenses incurred in the addition of the Dr. Pave office in California; offset by a decrease in outside consulting fees of $181,000, a decrease in advertising and promotion activities of approximately $166,000, and a net reduction in legal fees, offering related costs and investor relations costs of approximately $65,000.

Research and Development

Research and development decreased to approximately $190,000 for the year ended December 31, 2014 from approximately $267,000 for the year ended December 31, 2013. The principal reason for the decrease is a reduction in legal and other intellectual property consulting fees related to certain patent applications on technology and processes that may be patentable.

We currently have five issued U.S. patents: four utility patents and one design patent. One additional U.S. patent has been allowed and will issue in April 2015.  We have three pending U.S. patent applications and five foreign patent applications.  Three issued utility patents, US Patent Nos. 8,556,536; 8,562,247 and 8,714,871 were issued on Oct. 15, 2013, Oct. 24, 2013, and May 6, 2014, respectively and cover certain unique device and method of use aspects of our asphalt repair equipment.   Our design patent, US Patent No. D700,633, was issued on March 4, 2014 and covers the ornamental design of our asphalt processor.  U.S. Patent No. 8,801,325 issued August 12, 2014 and covers aspects of our computer-controlled asphalt heater. U.S. Pat. Appl. No. 14/456,285 will issue in April, 2015 and covers complementary features of our computer-controlled asphalt heater.

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

Loss on extinguishment of debt

During the year ended December 31, 2014 the Company settled notes with a net carrying value of $1,684,778 with the issuance of 1,100,876 common shares and granted warrants to purchase 550,438 shares of common stock.  The common shares and warrants had a total fair value of $2,506,872.  The Company recognized the difference between the fair value of the common shares and warrants and the net carrying amount of the extinguished debt as a loss of $822,205 on the extinguishment of unsecured notes payable during the year ended December 31, 2014.

Impairment of goodwill

As of January 1, 2014, Dr. Pave had net liabilities of $215,659 assumed by the Company; in addition to the consideration of 58,333 shares of common stock valued at $175,000.  The total consideration paid in the acquisition of Dr. Pave resulted in goodwill in the amount of $390,659.  The Company determined that the goodwill was immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement for the year ended December 31, 2014

Income Taxes

We have incurred tax losses since we began operations. A tax benefit would have been recorded for losses incurred since March 29, 2011; however, due to the uncertainty of realizing these assets, a valuation allowance was recognized which fully offset the deferred tax assets.

Liquidity and capital resources

Overview

To date we have relied exclusively on private placements with a small group of investors and loans from a small group of related parties to finance our business and operations.  We have had little revenue since our inception.  For the year ended December 31, 2014, we incurred a net loss of approximately $4,526,000 and utilized $2,695,448 in cash flows from operating activities.  We had cash on hand of approximately $21,000 as of December 31, 2014.  Successful completion of our development program, implementation of our marketing strategy and transition to profitable operations is dependent upon obtaining additional financing until we are able to achieve a level of revenues adequate to support our cost structure.  Many of our objectives to establish profitable business operations rely upon the occurrence of events outside our control; there is no assurance that we will be successful in accomplishing these objectives.

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of December 31, 2014, we had an accumulated deficit of approximately $12,905,000.

Management anticipates that we will require substantial additional funds to continue operations.  As of December 31, 2014, we had approximately $21,000 cash on hand and were spending approximately $290,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.

Financing Activities

In October 2013, the Company initiated a follow-on Series D preferred stock offering to sell the remaining 772,352 units at $3.00 per unit.  During 2014, the Company issued 171,987 units sold at $3.00 per unit for gross proceeds of $515,963.  The Company paid share issuance costs in the amount of $6,000.  Each unit in this offering consists of one share of the Company’s Series D preferred Stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.  The Company issued warrants to purchase 85,993 shares of common stock outstanding. The warrants will be exercisable by the holders at any time on or after the issuance date of the warrants through October 1, 2015.

On January 6, 2014, we initiated a debt offering of up to $1,000,000 under the terms of a Loan Agreement.  Each loan is evidenced by an unsecured promissory note bearing interest at the rate of 12% per annum and maturing on January 6, 2016.  Interest will be paid in equal monthly installments on the first day of each month.  As additional consideration for a lender to enter into the Loan Agreement, we agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to us, exercisable at $3.00 per share.  The warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without our consent.  On February 28, 2014, we completed our $1,000,000 debt financing through the sale of notes and warrants under the Loan Agreement.  The notes were in the aggregate principal amount of $850,000 and were issued with an aggregate of 283,329 warrants to the investors. We allocated the fair value of the warrants in the amount of $248,129 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement.  The Company recognized amortization of discount on notes payable in interest expense of $100,999 for the year ended December 31, 2014.

On March 1, 2014, we commenced a similar non-public offering of notes and warrants up to $3,000,000 which remained open until December 31, 2014.  The promissory notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Persons holding promissory notes issued by us in prior offerings may convert these notes into the notes and warrants being offered in this new offering.  Each lender in the offering received one warrant for each $3.00 loaned.  The three-year warrants are exercisable immediately at $3.00 per share.  As of the closing of the offering, we issued notes in the aggregate principal amount of $1,299,003 and were issued with an aggregate of 432,995 warrants to the investors.  We allocated the fair value of the warrants in the amount of $207,014 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement.  The Company recognized amortization of discount on notes payable in interest expense of $52,618 for the year ended December 31, 2014.

We utilized $500,000 of the debt to pay our February 2014 and April 2014 final required principal payments on the senior subordinated note payable.

On October 1, 2014, the Company commenced a non-public equity offering of up to 3,650,807 units at $1.75 per unit (the “Units”).  Each Unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units is payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  As of December 31, 2014 the Company raised $366,324 and issued 209,324 shares of common stock and warrants to purchase 104,659 shares of common stock as part of the private equity offering.  The Company issued 1,207,491 shares of common stock and warrants to purchase 603,742 shares of common stock as part of the conversion of 704,379 Series D preferred shares.

On October 15, 2014, principal in the amount of $1,819,003 and accrued interest in the amount of $30,487 from the unsecured notes payable was converted to one share of common stock plus one-half warrant for each $1.75 of the outstanding principal and accrued interest.  The Company issued 1,056,850 common shares and 528,425 warrants in the private equity offering dated October 1, 2014.

On October 9, 2014, the Company received $75,000 in short-term unsecured debt.  The note bears interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on November 15, 2014.  The note was extended to a maturity date of February 15, 2015.  On December 31, 2014, principal and accrued interest in the total amount of $77,047 was converted to one share of common stock plus one-half warrant for each $1.75 of the outstanding principal and accrued interest.  The Company issued 44,026 common shares and 22,013 warrants in the private equity offering dated October 1, 2014.

On December 11, 2014 the Company received $20,000 in short-term unsecured debt.  The note bears interest at 12% per annum payable monthly, principal and unpaid interest was due and payable on February 15, 2015.  On February 23, 2015 the note was converted into a senior secured note payable under a $2 million loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund.

Cash Requirements

The issues described in the paragraphs above raise substantial doubt about our ability to continue as a going concern.  We are solely reliant on raising additional capital in order to maintain our current operations.  To date, we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist us with our capital raising initiatives in the future, we do not expect that we would be able to obtain any alternative forms of financing at this time and we would not be able to continue to satisfy our current or long term obligations.  Based upon our current monthly spend we anticipate the need to raise at least $3,500,000 to meet our cash flow requirements for the next twelve months.

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of December 31, 2014, is as follows:

Contractual Obligation	Total	Due in 2015	Due in 2016-2017	Due in 2018-2019	Thereafter
Operating lease obligation (1)	$ 35,133	$ 35,133	$ -	$ -	$ -
Equipment financing (2)	190,320	56,486	108,070	25,764	-
Revolving line of credit (3)	229,980	229,980	-	-	-
Unsecured notes payable (4)	440,000	20,000	420,000	-	-
Senior secured notes payable (5)	160,000	160,000	-	-	-
TOTAL	$ 1,055,433	$ 501,599	$ 528,070	$ 25,764	$ -

(1) Amount relates to our warehouse and office lease agreement through July 2015.

(2) Includes equipment utilized in our demonstration process and service work performed.

(3) Represents a revolving line of credit entered into by Dr. Pave at its inception in July 2013.

(4) Amount represents outstanding unsecured notes payable under the Company’s loan agreements.

(5) Amount represents outstanding balance on senior secured notes payable that mature on June 30, 2015.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing activities.

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

Revenue Recognition

Equipment sales revenue is recognized when equipment is shipped to our customer and collection is reasonably assured. We sell our equipment (HWX-30 heater and HWX-AP-40 asphalt processor), as well as certain consumables, such as RxEHAB rejuvenation strips and Polymer pellets, to third parties.  Equipment sales revenue is recognized when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed and determinable; (c) collectability is reasonably assured; and (d) delivery has occurred.  Persuasive evidence of an arrangement and a fixed or determinable price exist once we receive an order or contract from a customer.  We assess collectability at the time of the sale and if collectability is not reasonably assured, the sale is deferred and not recognized until collectability is probable or payment is received.  Typically, title and risk of ownership transfer when the equipment is shipped.

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

The significant assumptions utilized in determining the fair value of our stock options included the volatility rate, estimated term of the options, risk-free interest rate and forfeiture rate.  In order to estimate the volatility rate at each issuance date, given that we have not established a historical volatility rate as it has minimal trading volume since we began trading in October 2013, management reviewed volatility rates for a number of companies with similar manufacturing operations to arrive at an estimated volatility rate for each option grant.  The term of the options was assumed to be five years, which is the contractual term of the options.  The risk-free interest rate was determined utilizing the treasury rate with a maturity equal to the estimated term of the option grant.  Finally, management assumed a zero forfeiture rate as the options granted were either fully-vested upon the date of grant or had relatively short vesting periods.  As such, management does not currently believe that any of the options granted will be forfeited.  We will monitor actual forfeiture rates, if any, and make any appropriate adjustments necessary to our forfeiture rate in the future.

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

The Financial Accounting Standards Board recently issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the financial reporting distinction of being a development stage entity within U.S. generally accepted accounting principles. Accordingly, the ASU eliminates the incremental requirements for development stage entities to (a) present inception-to-date information in the statements of income, cash flows and shareholder’s equity, (b) label the financial statements as those of a development stage entity, (c) disclose a description of the development stage activities in which the entity is engaged and (d) disclose in the first year in which the development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of these amendments is permitted for any annual reporting period or interim period for which the entity’s financials statements has not yet been issued.  We have elected early application of these amendments beginning with the quarterly report filed for September 30, 2014.

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

Index to Financial Statements

Heatwurx, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heatwurx, Inc.

We have audited the accompanying consolidated balance sheets of Heatwurx, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heatwurx, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations since incorporation and recognized minimal revenues since inception. Additionally, the Company has an accumulated net deficit of approximately $13,000,000 as of December 31, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Irvine, CA

April 14, 2015

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 21,234	$ 186,864
Accounts receivable	4,095	19,200
Prepaid expenses and other current assets	131,862	80,386
Inventory	222,018	228,256
Total current assets	379,209	514,706
EQUIPMENT, net of depreciation	466,413	369,775
INTANGIBLE ASSETS, net of amortization	1,696,430	2,053,572
TOTAL ASSETS	$ 2,542,052	$ 2,938,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 190,168	$ 77,028
Accrued liabilities	105,613	256,094
Advance payment	-	155,497
Deferred revenue	58,165	-
Interest payable	19,541	1,812
Income taxes payable	100	100
Loan payable	56,486	41,186
Current portion of senior secured notes payable	160,000	-
Current portion of senior subordinated note payable	-	500,000
Revolving line of credit	229,980	-
Current portion of unsecured notes payable	20,000	90,000
Total current liabilities	840,053	1,121,717
LONG-TERM LIABILITIES:
Loan payable	133,834	145,458
Unsecured notes payable, net of discount of $59,768	360,232	-
Total long-term liabilities	494,066	145,458
TOTAL LIABILITIES	1,334,119	1,267,175
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:

Series B preferred stock, $0.0001 par value, no shares issued and outstanding at December 31, 2014 and 177,000 shares issued and outstanding at December 31, 2013; there was no liquidation preference as of December 31, 2014 and $416,227 at December 31, 2013	-	18

Series C preferred stock, $0.0001 par value, no shares issued and outstanding as of December 31, 2014 and 101,000 shares issued and outstanding at December 31, 2013; there was no liquidation preference as of December 31, 2014 and $224,668 at December 31, 2013	-	10

Series D preferred stock, $0.0001 par value, 178,924 shares issued and outstanding at December 31, 2014 and 727,648 shares issued and outstanding at December 31, 2013; liquidation preference of $810,216 at December 31, 2014 and $2,403,691 at December 31, 2013	18	73

Common stock, $0.0001 par value, 20,000,000 shares authorized; 9,495,045 issued and 10,952,356 outstanding at December 31, 2014 and 8,082,000 shares issued and outstanding at December 31, 2013	1,095	808
Additional paid-in capital	14,111,944	8,483,727
Accumulated deficit during development stage	(12,905,124)	(6,813,758)
Total stockholders’ equity	1,207,933	1,670,878
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,542,052	$ 2,938,053

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the year ended December 31, 2013
REVENUE:
Equipment sales	$ 101,119	$ 253,463
Service revenue	92,962	25,000
Other revenue	6,120	34,017
Total revenues	200,201	312,480

COST OF GOODS SOLD	113,251	188,002
GROSS PROFIT	86,950	124,478

EXPENSES:
Selling, general and administrative	2,844,784	2,818,736
Research and development	189,745	267,062
Loss on extinguishment of debt	822,205	-
Impairment on goodwill	390,659	-
Total expenses	4,247,393	3,085,798

LOSS FROM OPERATIONS	(4,160,443)	(2,961,320)

OTHER INCOME AND EXPENSE:
Interest income	249	2,394
Interest expense	(365,956)	(109,725)
Total other income and expense	(365,707)	(107,331)

LOSS BEFORE INCOME TAXES	(4,526,150)	(3,068,651)
Income taxes	(100)	(50)
NET LOSS	$ (4,526,250)	$ (3,068,701)

Preferred Stock Cumulative Dividend and Deemed Dividend	1,502,891	21,302
Net loss applicable to common stockholders	$ (6,029,141)	$ (3,090,003)
Net loss per common share basic and diluted	$ (0.68)	$ (0.61)
Weighted average shares outstanding used in calculating net loss per common share	8,857,815	5,037,405

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31,2012 THROUGH

DECEMBER 31, 2014

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Deficit	Total
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$
Balance at December 31, 2012	600,000	$60	1,500,000	$150	760,000	$76	-	$ -	1,900,000	$ 190	$5,992,636	$(3,430,807)	$2,562,305
Preferred stock conversion to common shares	(600,000)	(60)	(1,323,000)	(132)	(659,000)	$(66)	-	-	6,182,000	$618	$(360)	$ -	$ -
Issued pursuant to private placement dated June 22, 2013	-	-	-	-	-	-	727,648	73	-	-	2,182,871	-	2,182,944
Share issuance costs	-	-	-	-	-	-	-	-	-	-	(84,232)	-	(84,232)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	216,083	-	216,083
Dividends accrued on Series C shares	-	-	-	-	-	-	-	-	-	-	-	(69,096)	(69,096)
Dividends on accrued on Series D shares	-	-	-	-	-	-	-	-	-	-	-	(68,425)	(68,425)
Beneficial conversion feature on issuance of Series D shares	-	-	-	-	-	-	-	-	-	-	176,729	(176,729)	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(3,068,701)	(3,068,701)
Balance at December 31, 2013	-	$ -	177,000	$18	101,000	$10	727,648	$73	8,082,000	$808	$8,483,727	$(6,813,758)	$1,670,878
Preferred stock conversion to common shares	-	-	(177,000)	$(18)	(101,000)	$(10)	(16,332)	$(2)	294,332	$29	$ -	$ -	$ -
Issued pursuant to private placement dated June 22, 2013	-	-	-	-	-	-	171,987	17	-	-	515,946	-	515,963
Share issuance costs	-	-	-	-	-	-	-	-	-	-	(6,000)	-	(6,000)
Shares issued in the Acquisition of Dr. Pave, LLC	-	-	-	-	-	-	-	-	58,333	6	174,994	-	175,000
Preferred stock conversion to common shares issued in private placement dated October 1, 2014	-	-	-	-	-	-	(704,379)	(70)	1,207,491	121	(50)	-	-
Inducement premium on preferred stock conversion to common	-	-	-	-	-	-	-	-	-	-	1,332,376	(1,332,376)	-
Debt conversion in private placement dated October 1, 2014	-	-	-	-	-	-	-	-	1,100,876	110	2,506,872	-	2,506,982
Issuance of commons stock and warrants	-	-	-	-	-	-	-	-	209,324	21	366,303	-	366,324
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	231,524	-	231,524
Dividends accrued on Series C shares	-	-	-	-	-	-	-	-	-	-	-	(2,200)	(2,200)
Beneficial conversion feature on Series D	-	-	-	-	-	-	-	-	-	-	51,110	(51,110)	-
Dividends paid or accrued on Series D shares	-	-	-	-	-	-	-	-	-	-	-	(179,430)	(179,430)
Warrants issued in connection with debt offering	-	-	-	-	-	-	-	-	-	-	455,142	-	455,142
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(4,526,250)	(4,526,250)
Balance at December 31, 2014	-	-	-	-	-	-	178,924	$18	10,952,356	$1,095	$14,111,944	$(12,905,124)	$1,207,933

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,526,250)	$ (3,068,701)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	104,118	57,763
Amortization of intangible assets	357,142	357,143
Amortization of discount on note payable	153,617	-
Loss on extinguishment of debt	822,205	-
Impairment of goodwill	390,659	-
Stock-based compensation	231,524	216,083
Changes in current assets and liabilities:
Decrease in receivables	15,105	11,751
Increase in prepaid and other current assets	(26,984)	(24,518)
Increase in inventory	(77,474)	(97,369)
(Decrease) in income taxes payable	-	(50)
Increase in accounts payable	84,399	3,856
(Decrease) increase in accrued liabilities	(331,937)	6,091
Increase in deferred revenue	58,165	-
Increase (decrease) in interest payable	50,263	(818)
Cash used in operating activities	(2,695,448)	(2,538,769)
CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(48,299)	(27,674)
Acquisition of business	3,355	-
Cash used in investing activities	(44,944)	(27,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advance payment	-	73,359
Proceeds from issuance of unsecured notes payable	2,244,003	90,000
Proceeds from issuance of senior secured notes payable	-	1,000,000
Repayment of senior secured notes payable	-	(250,018)
Repayment of senior subordinated note payable	(500,000)	(500,000)
Proceeds from issuance of common shares	366,324	-
Proceeds from issuance of Series D preferred shares	509,963	1,348,730
Repayment on equipment loan payable	(45,528)	(30,239)
Cash provided by financing activities	$ 2,574,762	$ 1,731,832

NET CHANGE IN CASH AND CASH EQUIVALENTS	(165,630)	(834,611)
CASH AND CASH EQUIVALENTS, beginning of period	186,864	1,021,475
CASH AND CASH EQUIVALENTS, end of period	$ 21,234	$ 186,864

The accompanying notes are an integral part of these financial statements.

HEATWURX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc. (“Heatwurx,” the “Company”) is an asphalt repair equipment and technology company.  Heatwurx was incorporated on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011.  On January 1, 2014, Heatwurx acquired Dr. Pave, LLC, a service company offering asphalt repair and restoration.  On July 22, 2014 Dr. Pave Worldwide, LLC was organized to offer franchises for the operation of businesses that use the Heatwurx branded equipment and Heatwurx repair process to repair, maintain and preserve roadways.  (Note 5)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  The Company’s consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC; both wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the year ended December 31, 2014, the Company incurred a net loss of approximately $4,526,000 and utilized approximately $2,695,000 in cash flows from operating activities.  The Company had cash on hand of approximately $21,000 as of December 31, 2014.  Successful completion of the Company’s marketing program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives. The Company cannot assure that additional debt, equity or other funding will be available to it on acceptable terms, if at all.  If the Company fails to obtain additional funding when needed, it would be forced to scale back, or terminate its operations, or seek to merge with or be acquired by another company.

Management anticipates that the Company will require significant additional funds to continue operations.  As of December 31, 2014, we had approximately $21,000 cash on hand and were spending approximately $290,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.  As of April 8, 2015 the Company raised $450,000 in relation to a $2,000,000 senior secured debt offering issued in February.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company has commenced a new $2,000,000 secured debt offering, it cannot guarantee it will be able to raise the entire offering amount, if any.  The Company is solely reliant on raising additional debt and capital in order to maintain its current operations.  To date the Company, has been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in its debt and equity offerings since the Company’s formation.  If these investors choose not to assist the Company with its capital raising initiatives in the future, the Company does not expect that it would be able to obtain any alternative forms of financing at this time and the Company would not be able to continue to satisfy its current or long term obligations.  Based upon the Company’s current monthly spend the Company anticipates the need to raise at least $3,500,000 to meet its cash flow requirements for the next twelve months.  If the Company successfully raise $2,000,000 in the private debt offering, the proceeds the Company will receive and anticipated revenues from equipment sales and service performed may not be sufficient to fund the Company’s operations, including the Company’s expected capital expenditures, through the next twelve months.  Without additional funds, the Company will be required to reduce operations, curtail any future growth opportunities, cease operations all together, or seek to merge with or be acquired by another company.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2014. At times, the Company may have cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.  As of December 31, 2014, none of the Company’s accounts exceeded the FDIC insured limits.

Accounts Receivable and Bad Debt Expense - Management reviews individual accounts receivable balances that exceed 90 days from the invoice date.  Based on an assessment of current creditworthiness of the customer, the Company estimates the portion, if any, of the balance that will not be collected.  All accounts deemed to be uncollectible are written off to operation expense.  There was no allowance for uncollectible accounts for the years ended December 31, 2014 and 2013.

Inventories - The Company’s finished goods and materials and supplies inventories are recorded at lower of cost or net realizable value.  Cost is determined by using the FIFO (first-in, first-out) inventory method.

Equipment - Equipment is stated at cost and consists of office and computer equipment depreciated on a straight line basis over an estimated useful life of three years, and process demonstration equipment (demo equipment) depreciated on a straight line basis over an estimated useful life of seven years.  Maintenance and repairs are charged to expense as incurred.

Impairment of Long-lived Assets - The Company periodically reviews its long-lived assets to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition, at least annually or more frequently if events or changes in circumstances indicate a potential impairment may exist.  Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets.  The Company performs its impairment analysis in October of each year.  There were no impairment charges for the years ended December 31, 2014 and 2013.

Goodwill - The Company recognizes goodwill as the excess purchase price paid after allocation to the identifiable assets and liabilities based on their estimated fair value.  The Company assesses the carrying amount of goodwill for impairment annually, or more frequent if an event occurs or circumstances changes that would more likely than not reduce the fair value below its carrying value.  The Company recognized an immediate impairment on the goodwill acquired in the purchase of Dr. Pave, LLC, based on the lack of service revenue during the prior year.

Intangible Assets - Intangible assets consist of developed technology acquired as part of an acquisition, which was deemed in-process research and development upon acquisition. During development, in-process research and development is not subject to amortization and is tested for impairment. In October 2012, the in-process research and development was reclassified as developed technology. The Company’s developed technology is amortized over its estimated useful life of seven years.

Debt Discount - The Company recognizes the fair value of detachable warrants issued in conjunction with a debt instrument as debt discount.  The discount is amortized using the interest method over the life of the notes.  The amortization of the discount was $153,617 for the year ended December 31, 2014.

Extinguishment of Debt - The Company recognizes any difference between the reacquisition price of debt and the net carrying amount of the extinguished debt in income of the period of the extinguishment as gains or losses.  The Company recognized a loss of $822,205 on the extinguishment of unsecured notes payable during the year ended December 31, 2014.

Stock-Based Compensation - The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, at each reporting period if actual forfeitures differ from those estimates. The Company estimated future unvested forfeitures at 0% for the year ended December 31, 2014.

Advertising Expense - The Company charges advertising costs to expense as incurred. Advertising costs were $90,109 and $247,500 for the year ended December 31, 2014 and 2013, respectively.

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

With respect to uncertain tax positions, the Company would recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2014 or 2013.

Compensated absences - At December 31, 2014 and 2013, the Company recorded a liability for paid time off earned by permanent employees but not taken, in accordance with human resource policies.

Research and development - Research and development costs are expensed as incurred and consist of direct and overhead-related expenses. Expenditures to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed when incurred. Technology the Company develop for use in its products is expensed as incurred until technological feasibility has been established after which it is capitalized and depreciated.

Revenue Recognition - The Company sells its equipment (HWX-30 heater, HWX-30S mobile heater and HWX-AP-40 asphalt processor), as well as certain consumables to third parties.  Equipment sales revenue is recognized when all of the following criteria are satisfied:  (a) persuasive evidence of a sales arrangement exists; (b) price is fixed and determinable; (c) collectability is reasonably assured; and (d) delivery has occurred.  Persuasive evidence of an arrangement and a fixed or determinable price exist once the Company receives an order or contract from a customer.  The Company assesses collectability at the time of the sale and if collectability is not reasonably assured, the sale is deferred and not recognized until collectability is probable or payment is received.  Typically, title and risk of ownership transfer when the equipment is shipped.

Other revenue represents consumable revenue.

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

The carrying amount of certain financial instruments, including cash and cash equivalents and interest payable approximates fair value due to the relatively short maturity of such instruments. The senior secured, unsecured and senior subordinated notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2014 and 2013. The Company does not have any fair value instruments for assets and liabilities measured at fair value on a recurring or non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2014, nor gains or losses reported in the statement of operations.

Concentration of Supplier and Customer Risk - During the year ended December 31, 2014, the Company’s asphalt repair equipment, including major components, were purchased from two primary suppliers providing an aggregate of 95% of total equipment purchases.  During the same period, two customers were responsible for an aggregate of 53% of total revenues.

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

The Financial Accounting Standards Board recently issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the financial reporting distinction of being a development stage entity within U.S. generally accepted accounting principles. Accordingly, the ASU eliminates the incremental requirements for development stage entities to (a) present inception-to-date information in the statements of income, cash flows and shareholder’s equity, (b) label the financial statements as those of a development stage entity, (c) disclose a description of the development stage activities in which the entity is engaged and (d) disclose in the first year in which the development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of these amendments is permitted for any annual reporting period or interim period for which the entity’s financials statements has not yet been issued.  The Company has elected early application of these amendments beginning with the quarterly report filed for September 30, 2014.

The Financial Accounting Standards Board recently issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) "Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)," (b) "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables," and (c) "Background Information and Basis for Conclusions."  The new presentation guidance is effective for interim and annual periods beginning after December 15, 2016.  The Company is considering the impact of the adoption of ASU 2014-09 on its results of operations, financial condition and cash flows.

3.  PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	December 31, 2014	December 31, 2013
Computer equipment & software	$30,152	$20,562
Demo equipment	599,432	426,336
Leasehold improvements	22,580	-
	652,164	446,898
Accumulated depreciation	(185,751)	(77,123)
	$466,413	$369,775

Depreciation expense was $104,118 and $57,763 for the years ended December 31, 2014 and 2013, respectively.

4.  ASSET PURCHASE AGREEMENT:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000. The purchase price was paid in a $1,500,000 cash payment and the issuance of a senior subordinated note to the seller in the amount of $1,000,000. (Note 6)

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain distribution relationships that were in process, but not finalized as of the acquisition date.  Collectively, these investments constitute the in-process research and development the Company refers to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of seven years. The initial estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.  As of December 31, 2014, the Company’s developed technology intangible asset had a value of $1,696,430, net of accumulated amortization of $803,570.  Amortization expense for the years ended December 31, 2014 and 2013 was $357,142 and $357,143; respectively.

Expected amortization expense for our developed technology for the next five years is as follows:

2015	$ 357,143
2016	357,143
2017	357,143
2018	357,143
2019	267,858
$ 1,696,430

In conjunction with the Asset Purchase Agreement, the Company granted 200,000 performance stock options to a founder of the Company with an exercise price of $0.40 per share and a term of seven years. Following the effectiveness of the seven for one stock split that was completed in October 2011, the 200,000 performance stock options were exchanged for 1,400,000 performance stock options with an exercise price of $0.057 per share.  As of December 31, 2014 there is no expectation that these performance stock options will vest.

5.  ACQUISITION

On January 7, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”) dated January 8, 2014 with Dr. Pave, LLC, a California limited liability company (“Dr. Pave”).  Dr. Pave was controlled by David Dworsky, the Chief Executive Officer of the Company.  The acquisition of Dr. Pave gave the Company the immediate ability to provide service work to municipalities and other end purchasers of Heatwurx equipment. The Company acquired all of the outstanding membership interests in Dr. Pave for 58,333 shares of common stock of the Company at a value of $3.00 per share for consideration in the amount of $175,000.  The consideration included the issuance of 41,668 shares to Dworsky Partners, LLC, an entity in which David Dworsky owned 80% of the ownership interest, and 3,333 shares to Reginald Greenslade, one of the Company’s directors.  As a result of the acquisition, which closed on January 8, 2014, Dr. Pave became a wholly owned subsidiary of the Company.   The parties to the Acquisition Agreement established the effective date of the closing of the transaction for tax and accounting purposes as of January 1, 2014.

As of January 1, 2014, Dr. Pave had net liabilities of $215,659 assumed by the Company; in addition to the consideration of 58,333 shares of common stock valued at $175,000.  The total consideration paid in the acquisition of Dr. Pave resulted in goodwill in the amount of $390,659.  The Company determined that the goodwill was immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement for the year ended December 31, 2014.

Below are the results of operations of Heatwurx, Inc., the consolidated entity, as though the acquisition had occurred as of the beginning of the 2013 reporting period.

	For the Years Ended December 31,
	2014	2013
REVENUES
Equipment sales	$101,119	$253,463
Service revenue	92,962	25,000
Other revenue	6,120	34,017
Total revenues	200,201	312,480

COST OF GOODS SOLD	113,251	188,002
GROSS PROFIT	86,950	124,478

EXPENSES:
Selling, general and administrative	2,844,784	3,072,383
Research and development	189,745	267,062
Loss on extinguishment of debt	822,205	-
Impairment of goodwill	390,659	-
Total expenses	4,247,393	3,339,445
LOSS FROM OPERATIONS	(4,160,443)	(3,214,967)

OTHER INCOME AND EXPENSE:
Interest income	249	2,394
Interest expense	(365,956)	(121,737)
Total other income and expense	(365,707)	(119,343)

LOSS BEFORE INCOME TAXES	(4,526,150)	(3,334,310)
Income taxes	(100)	(50)
NET LOSS	$(4,526,250)	$(3,334,360)

Preferred stock cumulative dividend and deemed dividend	1,502,891	21,302

Net loss attributable to common stockholders	$(6,029,141)	$(3,355,662)

Net loss per common share basic and diluted	$(0.68)	$(0.67)

Weighted average shares outstanding used in calculating net loss per common share	8,857,815	5,037,405

6.  NOTES PAYABLE:

Unsecured Notes Payable - The Company issued senior unsecured notes payable totaling $90,000 on December 11, 2013.  The notes bear interest at a rate of 12% per annum.  Interest was payable monthly on the first day of each month.  On October 15, 2014, full principal amount of $90,000 and accrued interest in the amount of $1,332 was converted to one share of common stock plus one-half warrant for each $1.75 of the outstanding principal and accrued interest.  The Company issued 52,189 common shares and 26,095 warrants in the private equity offering dated October 1, 2014, see Note 8.

On January 6, 2014, the Company commenced a non-public offering of notes and warrants of up to $1,000,000.  The promissory notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  As additional consideration for a lender to enter into the Loan Agreement, the Company has agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company.  The warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  The three-year warrants will be exercisable immediately at $3.00 per share.  The Company issued notes in the aggregate principal amount of $850,000 and issued an aggregate of 283,329 warrants to the investors.  The Company allocated the fair value of the warrants in the amount of $248,129 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement. The Company recognized amortization of discount on notes payable in interest expense of $100,999 for the year ended December 31, 2014.  On October 15, 2014, principal in the amount of $500,000 and accrued interest in the amount of $7,397 was converted to one share of common stock plus one-half warrant for each $1.75 of the outstanding principal and accrued interest.  The Company issued 289,941 common shares and 144,970 warrants in the private equity offering dated October 1, 2014, see Note 8.  As of December 31, 2014 there were notes outstanding with a carrying amount of $297,794, net of $52,206 debt discount.

On March 1, 2014, the Company commenced a similar non-public offering of notes and warrants up to $3,000,000 which closed December 31, 2014.  The promissory notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Each lender in the offering received one warrant for each $3.00 loaned.  The three-year warrants are exercisable immediately at $3.00 per share.  During 2014, the Company issued notes in the aggregate principal amount of $1,299,003 and were issued with an aggregate of 432,995 warrants to the investors.  The Company allocated the fair value of the warrants in the amount of $207,014 as a discount on notes payable which will be amortized over the term of the notes to interest expense in the income statement.  The Company recognized amortization of discount on notes payable in interest expense of $52,618 for the year ended December 31, 2014.  On October 15, 2014, principal in the amount of $1,229,003 and accrued interest in the amount of $21,758 was converted to one share of common stock plus one-half warrant for each $1.75 of the outstanding principal and accrued interest.  The Company issued 714,720 common shares and 357,360 warrants in the private equity offering dated October 1, 2014, see Note 8.   As of December 31, 2014 there were notes outstanding with a carrying amount of $62,438, net of $7,562 debt discount.

On October 9, 2014, the Company received $75,000 in short-term unsecured debt.  The note bears interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on November 15, 2014.  The note was extended to a maturity date of February 15, 2015.  On December 31, 2014, the full principal amount of $75,000 and accrued interest in the amount of $2,047 was converted to one share of common stock plus one-half warrant for each $1.75 of the outstanding principal and accrued interest.  The Company issued 44,026 common shares and 22,013 warrants in the private equity offering dated October 1, 2014, see Note 8.

On December 11, 2014 the Company received $20,000 in short-term unsecured debt.  The note bears interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on February 15, 2015.  As of December 31, 2014; principal in the amount of $20,000 was outstanding.  On February 23, 2015, the note was converted into a senior secured note payable under a $2 million loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund.

The following table shows the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt.  The Company recognized a loss of $822,205 on the extinguishment of unsecured notes payable during the year ended December 31, 2014.

	Principal	Discounts on notes payable	Accrued interest	Net carrying value of the debt	Fair value of the common stock and warrants	Loss on the extinguishment of debt
Unsecured note Issued December 2013	$ 90,000	$ --	$ 1,332	$ 91,332	$ 118,225	$ 26,893
Issued under the $1M loan agreement	500,000	94,924	7,397	412,473	656,807	244,334
Issued under the $3M loan agreement	1,229,003	146,834	21,758	1,103,927	1,619,064	515,137
October 9, 2014 Short-term	75,000	-	2,047	77,047	112,886	35,841
Total	$ 1,894,003	$ 241,758	$ 32,534	$ 1,684,779	$ 2,506,982	$ 822,205

Revolving line of credit - The Company assumed a revolving line of credit entered into by Dr. Pave at its inception in July 2013 in the amount of $229,980.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid interest is payable on August 15, 2015.  Interest on the line of credit totaling $7,079 was outstanding at December 31, 2014.

Secured Notes Payable - The Company assumed secured notes payable issued by Dr. Pave on December 11, 2013 totaling $160,000.  The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then accrued and unpaid interest is payable on June 30, 2015.  Interest on the secured notes payable totaling $4,641 was outstanding at December 31, 2014.

In May 2013 the company issued senior secured notes payable totaling $1,000,000. The notes bear interest at a rate of 12% per annum and was payable monthly on the first day of each month.  The entire principal balance and all accrued interest were due September 15, 2013.  In August 2013, principal in the amount of $749,982 was retired through the issuance of Series D preferred shares.  On September 15, 2013 the remaining principal in the amount of $250,018 and accrued interest was paid in full.

Senior Subordinated Note Payable - The Company issued a senior subordinated note payable in the amount of $1,000,000 on April 15, 2011 to Richard Giles, a founder, stockholder and former director of the Company.  The note bears interest at a rate of 6% per annum and matured on April 15, 2014. The holder of the senior subordinated note agreed to subordinate to the lenders of the senior secured notes his security interest in the Company’s assets granted under the Subordinated Security Agreement dated April 15, 2011.  Mandatory principal payments of $500,000 were made in 2013 and the Company made the final required principal payments totaling $500,000 during the first half of 2014.

Loan Payable

In September 2012, the Company financed the purchase of equipment used for transportation and service work performed.  The note, in the original amount of $142,290, bears interest at a rate of 2.6% per annum and matures on September 4, 2017.

In August 2013, the Company financed the purchase of a truck to transport our equipment used in service and demonstrations.  The loan, in the amount of $83,507, bears interest at a rate of 6.1% per annum and matures on December 1, 2018.

In September 2014, the Company financed the purchase of equipment used in connection with the Heatwurx equipment to facilitate demonstrations and repairs.  The loan, in the amount of $49,204; matures on October 15, 2018.

As of December 31, 2014, the loans are subject to mandatory principal payments as follows:

Year ending December 31,	Payments
2015	$466,466
2016	478,214
2017	49,856
2018	25,764
2019	--
Total principal payments	$1,020,300

7.  INCOME TAXES:

The Company and its predecessor file income tax returns in the U.S. federal jurisdiction and in the states of Colorado, Utah, North Dakota and California. There are currently no income tax examinations underway for these jurisdictions. The Company filed its initial tax returns for the nine months ended December 31, 2011 with federal and Utah and December 31, 2012 is the initial tax filing period for Colorado, and December 31, 2013 is the initial tax filing period for North Dakota and California.

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

As of December 31, 2014, the Company’s tax year for 2011, 2012 and 2013 are subject to examination by the tax authorities.

Deferred Income Taxes - The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. As of December 31, 2014, the Company has net operating losses for federal and state income tax purposes of approximately $8,386,743 and $7,717,262, respectively, which are available for application against future taxable income and which will start expiring in 2031 and 2026, respectively. The benefit associated with the net operating loss carry forward will more likely than not go unrealized unless future operations are successful. Since the success of future operations is indeterminable, the potential benefits resulting from these net operating losses have not been recorded in the financial statements.

	December 31, 2014	December 31, 2013
Deferred Tax Assets:
Net operating loss carry forward - Federal	$2,851,493	$1,876,666
Net operating loss carry forward - State	343,854	191,386
Contribution carry forward	199	188
Stock-based compensation	196,495	126,245
Accrued liabilities and deferred rent	15,139	7,707
Amortization	272,507	42,380
Total	3,679,687	2,244,572
Valuation allowance for deferred tax asset	(3,562,412)	(2,177,939)
Total deferred tax assets	117,275	66,633

Deferred Tax Liabilities:
Deferred state taxes	--	--
Depreciation	117,275	66,633
Amortization	-	--
Total deferred tax liability	117,275	66,633
Net deferred tax asset	$--	$--

A reconciliation between the statutory federal income tax rate of 34% and our effective tax rate for the year ended December 31, 2014, the period from January 1, 2013 through December 31, 2013, are as follows:

	Year ended December 31, 2014	Year ended December 31, 2013
Federal statutory income tax rate	34.0%	34.0%
Permanent differences	(6.8)%	(0.6)%
Deferred tax asset valuation allowance	(30.6)%	(36.8)%
Other	3.4%	3.4%
Effective income tax rate	--	--

8.  STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 9,495,045 shares issued and 10,952,356 outstanding at December 31, 2014 and 8,082,000 shares issued and outstanding at December 31, 2013.

On October 1, 2014, the Company commenced a non-public equity offering of up to 3,650,807 units at $1.75 per unit (the “Units”).  Each Unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units is payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  As of December 31, 2014 the Company raised $366,324 and issued 209,324 shares of common stock and warrants to purchase 104,659 shares of common stock as part of the private equity offering.  The Company issued 1,207,491 shares of common stock and warrants to purchase 603,742 shares of common stock as part of the conversion of 704,379 Series D preferred shares.  The Company issued 1,100,876 shares of common stock and warrants to purchase 550,438 shares of common stock as part of the conversion of $1,926,537 principal and accrued interest in certain outstanding promissory notes.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of December 31, 2014 and 2013, there were 178,924 and 1,005,648 preferred shares outstanding, respectively.

Series A Preferred Stock - As of December 31, 2014 and 2013 there were no shares of Series A preferred stock outstanding.

There was no activity during the year ended December 31, 2014 and 600,000 Series A preferred shares were converted to common shares at a ratio of seven to one during the year ended December 31, 2013.  The Series A preferred stock ranked senior in liquidation and dividend preferences to the Company’s common stock.  Holders of Series A preferred stock accrued dividends at the rate per annum of $0.066664.  Dividends on Series A preferred shares are paid only upon liquidation, therefore the conversion of Series A preferred shares to common shares resulted in a full release of the accumulated dividends as of December 31, 2013.

Series B Preferred Stock - As of December 31, 2014 there were no shares outstanding and 177,000 shares of Series B preferred stock outstanding as of December 31, 2013.

During the years ended December 31, 2014 and 2013; 177,000 and 1,323,000 Series B preferred shares were converted to common shares, respectively.  The Series B preferred stock ranks senior in liquidation and dividend preferences to the Company’s common stock.  Holders of Series B preferred stock accrue dividends at the rate per annum of $0.16 per share.  Dividends on Series B preferred shares are paid only upon liquidation, therefore the conversion of Series B preferred shares to common shares resulted in a release of $40,529 and $361,426 in accumulated dividends during the years ended December 31, 2014 and 2013, respectively.

Series C Preferred Stock - As of December 31, 2014 there were no shares outstanding and 101,000 shares of Series C preferred stock outstanding as of December 31, 2013.

During the years ended December 31, 2014 and 2013; 101,000 and 659,000 Series C preferred shares were converted to common shares, respectively. The Series C preferred stock ranks senior in liquidation and dividend preferences to the Company’s common stock. Holders of Series C preferred stock accrue dividends at the rate per annum of $0.16 per share. Dividends of $24,869 and $95,600 were paid upon the conversion of Series C preferred shares to common shares during 2014 and 2013, respectively.

Series D Preferred Stock - As of December 31, 2014 and 2013 there were 178,924 and 727,648 shares of Series D preferred stock outstanding, respectively.

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

In May 2014, the Company issued 118,655 units sold at $3.00 per unit for gross proceeds of $355,967.  Each unit consisted of one share of the Company’s Series D preferred stock and one-half warrant, with each whole warrant exercisable at $3.00 per share.  The Company issued warrants to purchase 59,327 shares of common stock. The warrants will be exercisable by the holders at any time through October 1, 2015.

Holders of Series D preferred stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D preferred stock, the Company paid dividends of $177,846 and $24,407 during the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 the Company has dividends payable in accrued expenses of $45,590.

The holders of the Series D preferred stock have conversion rights equivalent to such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series D original issue price of $3.00 by the then applicable conversion price. Each Series D Share will convert into one share of our common stock at any time at the option of the holder of the Series D Shares or will be converted at the option of the Company at any time the trading price of our common stock is at least $4.50 per share for ten consecutive trading days. The conversion ratio is subject to anti-dilution adjustments, including in the event that the Company issues equity securities at a price equivalent to or less than the conversion price in effect immediately prior to such issue. The Company determined that there is a beneficial conversion feature (“BCF”).  The calculated value as of the commitment date of the BCF was $176,729, which represents the difference between the effective conversion price and the stated conversion price multiplied by the total number of shares which may be converted.  We have recorded this amount as a deemed dividend as of the date of issuance, August 30, 2013, as the Series D preferred stock is immediately convertible.  During 2014 the Company extended the warrant expiration date one year which created a modification to the original unit offering.  The Company calculated additional value to the BCF of $24,279 and recorded this amount as a deemed dividend as of the date of extension.  The above mentioned amounts were recorded as a charge against our accumulated deficit in our accompanying balance sheet.

During the year ended December 31, 2014, shareholders owning 16,332 shares of Series D preferred stock converted the preferred shares into 16,332 shares of common stock pursuant to the conversion provision in the Certificate of Designations of Series D preferred stock.

In October 2014 the Company induced conversion of the Series D preferred stock into the private equity offering dated October 1, 2014.  Each holder of the Series D preferred shares was offered common stock as determined by the dividing the original issue price of $3.00 by the private equity offering unit price of $1.75, times the number of Series D preferred shares being converted.  The holders of the Series D preferred shares received the calculated number of common shares and one-half warrant per common share.  The Company converted 704,379 Series D preferred shares into 1,207,491 common shares and 603,742 warrants exercisable at $2.00 per share, each warrant grants the right to purchase a share of the Company’s common stock.  The Company determined that there is an inducement premium associated with the conversion of the Series D preferred into the private equity offering dated October 1, 2014.  The calculated value of the inducement premium was $1,332,376, which represents the additional number of common shares issued as a result of the lower conversion price multiplied by the stock’s trading price on the day of conversion price plus the fair value of the warrants.  The Company recorded this amount as a deemed dividend as of December 31, 2014.

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

The Company agreed to use its best efforts to register the shares underlying the warrants issued in the Series D preferred stock offering and the Private equity offering dated October 1, 2014.

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2012	1,022,000	$ 2.00	4.30
Granted	410,000	$ 2.76
Exercised	--	$ --
Cancelled	(112,000)	$ 2.00
Balance, December 31, 2013	1,320,000	$ 2.23	3.44
Granted	298,000	$ 3.00
Exercised	--	--
Cancelled	(371,500)	$ 2.46
Balance, December 31, 2014	1,246,500	$ 2.35	2.83
Exercisable, December 31, 2013	845,000	$ 2.04
Exercisable, December 31, 2014	882,583	$ 2.20

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

On April 4, 2014, the Board of Directors approved the grant of 4,000 options to employees of the Company, in accordance with the terms of the 2011 Equity Incentive Plan, as amended. One-third of the options vest immediately, with the remaining vesting over a two year period.  The options have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

On June 19, 2014, the Board of Directors approved the grant of 10,000 options to the new Secretary of the Board.  The options vest immediately. The options have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

On June 19, 2014, the Board of Directors approved the grant of 100,000 options to an employee of the Company, in accordance with the terms of the 2011 Equity Incentive Plan, as amended. The options vest ratably over a three-year period.  The options have an exercise price of $3.00 per share, with an expiration date of five years from the grant date.

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	December 31, 2014	December 31, 2013
Risk-free interest rate range	1.49%-1.71%	0.11% - 1.55%
Expected life	5.0 Years	5.0 Years
Vesting period	0 - Years	0 - 4 Years
Expected volatility	42%	39%
Expected dividend	-	-
Fair value range of options at grant date	$0.671 - $1.167	$1.008 - $1.089

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

For the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense of $231,524 and $216,083, respectively.

As of December 31, 2014 and 2013 there was $308,041 and $404,006, respectively, of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the year ended December 31, 2014.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2012	1,440,000	$ 0.06
Granted	--	$ --
Exercised	--	$ --
Cancelled	--	$ --
Balance, December 31, 2013 and 2014	1,440,000	$ 0.11
Exercisable, December 31, 2013 and 2014	40,000	$ 2.00

See Note 4 for further discussion of the performance options.

Warrants

The Company issued 85,993 warrants during the year ended December 31, 2014 and 363,824 warrants during the year ended December 31, 2013 in connection with the Series D unit offering discussed above. Each unit consisted of one share of Series D preferred stock and one-half warrant, with each whole warrant exercisable at $3.00 per share and grants the right to purchase a share of the Company’s common stock. The warrants are exercisable by the holders through and including October 1, 2015.

The Company issued 283,329 warrants in connection with the non-public offering of notes and warrant up to $1,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

The Company issued 432,995 warrants in connection with the non-public offering of notes and warrants up to $3,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

The Company issued 104,659 warrants in connection with the private equity offering dated October 1, 2014 discussed above.  Each unit consisted of one share of Common stock and one-half warrant, with each whole warrant exercisable at $2.00 per share and grants the right to purchase a share of the Company’s common stock.  The warrants expire three years from the date of issuance and are exercisable immediately.

The Company issued 550,438 warrants in connection with the conversion of unsecured notes payable into the private equity offering dated October 1, 2014.  The unsecured notes payable converted into one share of common stock plus one-half warrant for each $1.75 of the outstanding principal and accrued interest.  The warrants expire three years from the date of issuance and are exercisable immediately at $2.00 per share.

The Company issued 603,742 warrants in connection with the conversion of Series D preferred shares into the private equity offering dated October 1, 2014.  The Series D preferred shares converted into one share of common stock plus one-half warrant for each $1.75 of the original purchase price.  The warrants expire three years from the date of issuance and are exercisable immediately at $2.00 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2012	--	$ --
Granted	363,824	$ 3.00
Exercised	--	$ --
Cancelled	--	$ --
Balance, December 31, 2013	363,824	$ 3.00	1.88
Granted	2,061,156	$ 2.39
Exercised	--	--
Cancelled	--	--
Balance, December 31, 2014	2,424,980	$ 2.48	2.28

9.  NET LOSS PER COMMON SHARE:

The Company computes loss per share of common stock using the two-class method required for participating securities.  The Company’s participating securities include all series of its convertible preferred stock.  Undistributed earnings allocated to these participating securities are added to net loss in determining net loss applicable to common stockholders.  Basic and Diluted loss per share are computed by dividing net loss applicable to common stockholder by the weighted-average number of shares of common stock outstanding.

Outstanding options and warrants underlying 3,671,480 shares were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013
Net Loss	$ (4,526,250)	$ (3,068,701)
Basic and diluted:
Preferred stock cumulative dividend - Series A (1)	--	(68,490)
Preferred stock cumulative dividend - Series B (1)	(62,227)	(224,458)
Preferred stock cumulative dividend - Series C	2,200	69,096
Preferred stock cumulative dividend - Series D	230,542	245,154
Deemed dividend - inducement premium	1,332,376	--
Income applicable to preferred stockholders	1,502,891	21,302
Net loss applicable to common stockholders	$ (6,029,141)	$ (3,090,003)

(1)

Upon conversion of the Series B preferred stock into common stock, the holders of the Series B preferred stock were no longer entitled to the dividends recorded in the adjustment to net loss applicable to common shareholders in prior periods.  As a result, current year reported dividends were adjusted downward to reflect this release of accumulated dividends.

10.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments - On July 18, 2012, the Company entered into a thirteen month lease for office space for its corporate headquarters located in Greenwood Village, Colorado.  Under the terms of the lease agreement, the Company leased approximately 2,244 square feet of general office space.  The lease term commenced on July 23, 2012 and ended June 30, 2014.

Upon movement of the Company’s corporate headquarters to California, the Company assumed a lease of warehouse and office space for the equipment and operations located in Gardena, CA.  The lease term continues through July 2015.

Total rent expense for the year ended December 31, 2014 and 2013 was $55,744 and $36,404, respectively.

The Company’s remaining commitment under its current lease term for 2015 is approximately $20,000.

Purchase Commitments - During the year ended December 31, 2014, the Company had a commitment to its manufacturer to purchase equipment and parts totaling approximately $70,000.  In December 2014, the Company paid the existing commitment in full.  No future commitment exists at this time.

11.  RELATED PARTY TRANSACTIONS:

Consulting arrangements

On July 15, 2014, the Company terminated the Consulting Agreement with Mr. Richard Giles, a founder, stockholder, and former director of the Company.  The Company paid consulting fees of $69,800 to Mr. Giles during the year ended December 31, 2014; and $189,600 during the year ended December 31, 2013.  The Company had a Senior Subordinated note payable with Mr. Richard Giles, during the year ended December 31, 2014, the Company made the final required principal payments totaling $500,000 and paid interest of $7,500.  The Company paid principal payments totaling $500,000 and interest of $57,500 on the Senior Subordinated note payable during the year ended December 31, 2013.

In November 2014 the Company entered into an arrangement with Heather Kearns, the Interim Chief Financial officer and paid consulting fees of $18,000.

Share activity

Justin Yorke is the manager of the JMW Fund, the San Gabriel Fund and the Richland Fund; and was a director from April 2011 until June 2012.  During the year ended 2014 Mr. Yorke, as the manager, was issued 83,330 Series D preferred shares and warrants to purchase 41,665 common shares.  Mr. Yorke, as the manager, converted 166,660 Series D preferred shares into 285,700 common shares and warrants to purchase 142,850 common shares as part of the Private equity offering dated October 1, 2014.  Mr. Yorke, as the manager, accrued dividends from preferred stock in 2014 totaling $27,725.  During 2014, Mr. Yorke, as the manager, was issued unsecured notes payable in the aggregate principal amount of $1,729,003, bearing interest at 12% per annum and granted warrants to purchase 576,327 common shares in connection with the Company’s $1 million and $3 million note offerings.  In October 2014, Mr. Yorke, as the manager, was issued a short-term unsecured loan in the amount of $75,000, bearing interest at 12% per annum.  Mr. Yorke, as the manager, converted an aggregate amount or $1,926,537 unsecured notes payable and accrued interest into 1,100,876 common shares and was granted warrants to purchase 550,438 common shares in the Private equity offering dated October 1, 2014.  As of December 31, 2014 the Company has an unsecured note payable with Mr. Yorke, as the manager, in the amount of $20,000; a secured note payable in the amount of $160,000, and an outstanding balance of $138,000 on the revolving line of credit.  Mr. Yorke, as the manager, received or has accrued interest payments from loans payable in 2014 totaling $105,275.  See Note 14 for additional disclosure.

During the year ended December 31, 2014, Mr. Gus Blass III, a member of our board of directors and a stockholder, was issued 16,666 Series D preferred shares and warrants to purchase 8,333 common shares.  Mr. Blass III received or has accrued dividends from preferred stock in 2014 totaling $22,355.  In addition, Mr. Gus Blass II, a former member of our board of directors and father to Mr. Gus Blass III, a member of our board of directors, was issued an unsecured note payable in the amount of $250,000 during 2014, paying interest at 12% per annum, with a maturity date of January 6, 2016.  Mr. Gus Blass II was granted warrants to purchase 83,333 common shares in connection with the unsecured note payable.  Mr. Blass II, received or has accrued interest payments in 2014 totaling $29,507.

During the year ended December 31, 2014, Reginald Greenslade, a member of our board of directors and a stockholder, was issued 16,659 Series D preferred shares and warrants to purchase 8,329 common shares.  Mr. Greenslade converted 16,659 Series D preferred shares into 28,487 common shares and warrants to purchase 14,279 common shares in the Private equity offering dated October 1, 2014.  Mr. Greenslade received or has accrued dividends from preferred stock in 2014 totaling $2,180.  On January 1, 2014 as part of the Dr. Pave, LLC acquisition, the Company assumed an outstanding balance of $45,980 on the revolving line of credit to Mr. Greenslade.  Mr. Greenslade received or has accrued interest in 2014 totaling $5,518.

During the year ended 2014, the Company issued 1,500 Series D preferred shares and warrants to purchase 750 common shares to David Dworsky, the Chief Executive Officer of the Company.  Mr. Dworsky received or has accrued dividends in 2014 totaling $213.

During the year ended December 31,2013, Mr. Yorke, as the manager, of JMW Fund, San Gabriel Fund and Richland Fund; held $400,000 of the senior secured notes payable, $250,000 of the notes were converted into 83,330 Series D preferred shares and warrants to purchase 41,665 common shares.  Mr. Yorke, as the manager, received dividends from preferred stock in 2013 totaling $6,794.  As of December 31, 2013 the Company had an unsecured note payable with Mr. Yorke, as the manager, in the amount of $90,000.  Mr. Yorke, as the manager, received interest payments in the amount of $8,617 during 2013.

During the year ended December 31, 2013, Mr. Gus Blass III, a member of our board of directors and a stockholder, held $125,000 of the senior secured notes payable in an individual capacity and $125,000 through an entity in which he is a managing member.  The principal amount of the senior secured notes payable was converted into 83,332 Series D preferred shares and warrants to purchase 41,666 common shares.  Mr. Blass III received dividends from preferred stock in 2013 totaling $6,685.  In addition, Mr. Gus Blass II, a former member of our board of directors and father to Mr. Gus Blass III, a member of our board of directors, held a senior secured note payable in the amount of $250,000 during 2013, the senior secured note payable, principal and interest, was paid in full to Mr. Blass II on September 15, 2013.  Mr. Blass II, received interest payments in 2013 totaling $9,452.

Dr. Pave Acquisition

On January 7, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”) dated January 8, 2014 with Dr. Pave, LLC, a California limited liability company.  Dr. Pave, LLC was controlled by David Dworsky, the Chief Executive Officer of the Company.  The Company acquired all of the outstanding membership interests in Dr. Pave for 58,333 shares of common stock of the Company at a value of $3.00 per share for total consideration in the amount of $175,000.  The consideration included the issuance of 41,668 shares to Dworsky Partners, LLC, an entity in which David Dworsky owned 80% of the ownership interest, and 3,333 shares to Reginald Greenslade, a member of our board of directors.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

	For the year ended December 31, 2014	For the year ended December 31, 2013
Cash paid for interest	$194,447	$107,913
Cash paid for income taxes	$132	$100
Series C Dividend payable in accrued expenses	$--	$22,668
Series D Dividend payable in accrued expenses	$45,590	$44,018

Non-Cash investing and financing transactions
Repayment of unsecured notes payable and accrued interest with issuance of common shares	$2,506,982	$--
Repayment of senior secured notes payable with issuance of Series D preferred shares	$--	$749,982
Financing the purchase of equipment under a 4 year loan agreement	$49,204	$--
Financing the purchase of equipment under a 5 year loan agreement	$--	$83,507
Deemed dividend and inducement premium on conversion of Series D preferred shares to common shares	$1,332,376	$--
Beneficial conversion feature on warrants issued in conjunction with Series D preferred shares	$51,110	$176,729

13.  SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes the Company’s quarterly results of operations for 2014 and 2013:

2014	March 31	June 30	September 30	December 31
Total revenue	$20,345	$112,835	$52,621	$14,400
Net loss	(1,344,276)	(851,216)	(791,954)	(1,538,804)
Net loss applicable to common stockholders	(1,382,824)	(912,351)	(871,840)	(2,862,126)
Net loss per common share basic and diluted	$(0.17)	$(0.11)	$(0.10)	$(0.32)

2013	March 31	June 30	September 30	December 31
Total revenue	$19,200	$97,280	$125,910	$70,090
Net loss	(816,365)	(726,571)	(718,840)	(806,925)
Net loss applicable to common stockholders	(915,307)	(768,358)	(932,600)	(473,738)
Net loss per common share basic and diluted	$(0.48)	$(0.34)	$(0.12)	$(0.06)

14.  SUBSEQUENT EVENTS

On March 17, 2015, Stephen Garland resigned from his position as director of the Company.

Share offering

The Company raised an additional $88,000 and issued 50,284 shares of common stock and warrants to purchase 25,141 shares of common stock through the close of the Private equity offering on March 1, 2015.

In March 2015, the Company issued 15,000 common shares to consultants for services.

Debt offerings

On February 16, 2015, the Company entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively called the lenders) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. Upon the occurrence of an event of default the lenders have the right to foreclose on the assets of the Company.

On February 23, 2015 the Company converted the December 11, 2014 short-term unsecured note payable into a senior secured promissory note in the amount of $20,000 under the $2 million Loan agreement.

As of April 8, 2015 the following lists the senior secured notes outstanding:

Date loan proceeds received	Loan maturity date	Funding received
JMW Fund
2/5/15	8/15/15	$40,000
2/23/15	8/23/15	$40,000
2/24/15	8/24/15	$50,000
3/3/15	9/15/15	$40,000
3/11/15	9/15/15	$30,000
San Gabriel Fund
2/5/15	8/15/15	$40,000
2/23/15	8/23/15	$40,000
2/24/15	8/24/15	$50,000
3/13/15	9/15/15	$30,000
Richland Fund
2/5/15	8/15/15	$10,000
2/23/15	8/23/15	$20,000
2/26/15	8/26/15	$50,000
3/11/15	9/15/15	$30,000
TOTAL		$470,000

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Our principal executive officer, David Dworsky, and our principal financial and accounting officer, Heather Kearns, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) not effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission due to the material weakness noted below, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 1992 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weakness and Related Remediation Initiatives

Our CEO and CFO concluded that as of December 31, 2014, the following material weaknesses existed: 1. Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2015. If we are able to complete these action plans in a timely manner, we anticipate that the material weakness will be remediated by December 31, 2015.

There were no changes in our internal control over financial reporting (as defined in Rule 15d - 15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth as of April 8, 2015, the name and ages of, and position or positions held by, our executive officers and directors and, following the table the employment background of these persons, and any directorships held by the current directors during the last five years in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940 is detailed.  The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board.  The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Positions
David Dworsky	65	Chief Executive Officer, Director
Heather Kearns	37	Interim Chief Financial Officer
Reginald Greenslade	51	Chairman
Gus Blass III	62	Director
Donald Larson	76	Director

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

Heather Kearns.  Heather Kearns has served as our Interim Chief Financial Officer since November 6, 2014.  Ms. Kearns has served in the following positions during the last five years: From November of 2011 to March of 2013, Ms. Kearns worked as a consultant providing contract accounting services on special projects for Front Range CPA, LLC. From March 2013 to June 2014, Ms. Kearns worked as a Controller for the Company.  She was responsible for financial information of the Company in assistance to the CFO.  From June of 2014 to the present she has been working as a Controller for Sun Office Solutions, a retailer of office products and business solutions.  As the controller she is the Director of accounting responsible for financial information of Sun Office Solutions.  Prior to her appointment as Chief Financial Officer, she had also been working as an independent contractor doing accounting for the Company.

Reginald Greenslade.  Reginald Greenslade has been a director since September 2012, and elected Chairman of the Board in December 2013.  He has also been a director of Tuscany International Drilling Inc., a Canadian-based oilfield services company, from October 2007 to January 2013, President of Tuscany International Drilling Inc. from April 2010 and President and Chief Executive Officer from June 2011 to January 2013.  Mr. Greenslade has also served as a director of Spartan Energy Corp from February 2014 to present, a direct of Spartan Oil Corp from June 2011 February 2013 and a director of Spartan Exploration Ltd. from January 2010 to June 2011.  Mr. Greenslade has served as an officer and/or director of both public and private companies during his career.  We believe that his prior experience gives him the qualification and skills to serve as a director and as chairman of our nominating committee.

Gus Blass III.  Gus Blass III has been a director since August 2012.  He has been a General Partner of Capital Properties LLC since 1981.  Capital Properties owns and manages over one million square feet of warehouse space in the Little Rock, Arkansas area and invests in public and private companies.   Mr. Blass also serves on the board of directors at BancorpSouth, from 2007 to present.  Mr. Blass has a Bachelor of Science Degree in Finance and Banking from the University of Arkansas.  We believe that Mr. Blass’s financial and business expertise, including a diversified background of managing and directing public and private companies with substantial real property and serving on other boards of directors, give him the qualifications and skills to serve as a director and as the chairman of our audit committee.

Donald Larson.  Donald Larson has been a director since November 2011.  Mr. Larson is Chairman and Chief Executive Officer of W. D. Larson Companies LTD., Inc. (Larson Companies).  Larson Companies with its affiliates is the second largest Peterbilt dealer group in North America operating in Minnesota, Wisconsin, North Dakota, South Dakota and Ohio.  Mr. Larson opened his first Peterbilt dealership in South St. Paul, MN in 1971 and, through internal growth and acquisitions, has expanded to 16 locations employing more than 500 persons.  Mr. Larson also owns and is Chairman and Chief Executive Officer of Citi-Cargo & Storage Co., Inc., a provider of business storage and transportation solutions, including contract public warehousing and distribution services throughout the Midwestern United States.  We believe that Mr. Larson’s experience in building up the Larson companies and overseeing over 500 employees provides him ample experience to serve as a director of our company and chairman of our compensation committee.

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

ITEM 11.  Executive Compensation

The following table provides a summary of annual compensation for our named executive officer for the years ended December 31, 2013 and December 31, 2014.  We do not have an employment agreement with our named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Option Awards ($)	All other Compensation ($)	Total ($)
David Dworsky - Chief Executive Officer (1)	2014	180,000	-	-	180,000
	2013	7,500	326,792(2)	-	334,292
Alexander Kramer - Chief Financial Officer (3)	2014	73,125	73,845	36,198	183,168
	2013	-	-	-	-

(1) David Dworsky has served as our President, Chief Executive Officer since December 16, 2013.

(2) Upon his acceptance of his position as President and Chief Executive Officer Mr. Dworsky received 300,000 options. The options have an exercise price of $3.00 per share.  Of the options granted, 25,000 vested immediately on December 16, 2013, and the remaining options vested and will vest ratably on an annual basis over a four-year vesting period.

(3) Alexander Kramer served as the Company’s Chief Financial Officer from June 29, 2014 through November 7, 2014.  Mr. Kramer received 100,000 options upon his acceptance of his position as Chief Financial Officer.  Mr. Kramer was also granted 10,000 options when he was appointed Secretary of the Board.  The options expired, 90 days post- employment with the Company on February 5, 2015.  Mr. Kramer received a severance package of $30,000 and payout of his accrued paid-time-off.

In connection with his appointment as Chief Executive Officer, we have agreed to pay Mr. Dworsky an annual base salary of $180,000.  Mr. Dworsky is employed on an at-will basis, which means that either party could terminate the employment relationship at any time.  While employed by us, Mr. Dworsky will be eligible to participate in company-sponsored insurance plans, which currently include health and vision benefits and life and disability plans.  In addition, he receives a cell phone allowance of $150 per month.

In connection with his appointment as Chief Financial Officer, we agreed to pay Mr. Kramer an annual base salary of $180,000. During his employment, Mr. Kramer was eligible to participate in company-sponsored insurance plans, which currently include health and vision benefits and life and disability plans.  Effective October 28, 2014, Mr. Kramer resigned as our Chief Financial Officer.  In connection with his resignation, Mr. Kramer entered into a Separation and Severance Agreement and Release of Claims with us on October 28, 2014. The Separation Agreement terminates and supersedes the terms of Mr. Kramer’s letter agreement with us regarding his terms of employment.  The Separation Agreement (i) memorializes that Mr. Kramer’s employment with us ended on October 28, 2014, (ii) that Mr. Kramer is entitled to a lump sum payment of $30,000 less deductions required by law, (iii) Mr. Kramer waived and released us from all claims he may have had against it, and (iv) Mr. Kramer is entitled to all benefits for which he was qualified in accordance with our various benefit plans in existence at the time of his termination.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding stock options held by our named executive officers at December 31, 2014.  All of these options were granted under our 2011 Stock Incentive Plan.  Our named executive officers did not hold any restricted stock or other stock awards at the end of 2014.

	Number of Shares Underlying unexercised options
Name	Exercisable	Unearned	Option exercise price	Option expiration date
David Dworsky	93,750	206,250	$3.00	12/15/2018
Alexander Kramer	10,000	100,000	$3.00	2/5/2015

Director Compensation

The following table provides a summary of annual compensation for our directors (not including our named executive officer) for the year ended December 31, 2014.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Reginald Greenslade	-	$ 11,641	$ 11,641
Gus Blass III	-	$ 11,641	$ 11,641
Donald Larson	-	$ 11,641	$ 11,641
Stephen Garland	-	$ 11,641	$ 11,641

(1) The estimated value of options awarded was determined in accordance with FASB ASC 718; see Note 2 in the footnotes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2014.  Amounts reported do not reflect amounts actually received by the director.

On January 15, 2014, the board of directors approved the grant of 10,000 stock options to Messrs. Greenslade, Blass III, Larson, and Garland for services performed as directors.  The options vested immediately, are exercisable at $3.00 per share, and expire on January 15, 2019.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 8, 2015, by: our named executive officer and directors; all executive officers and directors as a group; and each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, including shares issuable upon conversion of preferred stock, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each named executive officer and director is 18001 S Figueroa St. Unit F, Gardena, CA 90248. The address of other beneficial owners is set forth below.

The percentage of shares beneficially owned shown in the table is based upon 11,061,114 shares of common stock outstanding as of April 8, 2015.

Name of beneficial owner	Shares beneficially owned	% of shares outstanding
Named executive officers and directors:
David Dworsky (1)	137,668	1.23%
Alexander Kramer	-	-
Gus Blass III (2)	516,127	4.57%
Reginald Greenslade (3)	245,493	2.20%
Donald Larson (4)	160,000	1.44%
All executive officers and directors as a group (5 persons) (5)	1,059,288	9.44%

Name and address of beneficial owner	Shares beneficially owned	% of shares outstanding
Stockholders owning more than 5%:
JMW Fund LLC (6) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	2,877,114	24.52%
San Gabriel Fund LLC (7) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	2,547,899	22.02%
Richland Fund LLC (8) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	847,208	7.43%
Justin Yorke (9) 4 Richland Place Pasadena, California 91103	6,272,221	49.86%
Kirby Enterprise Fund LLC (10) PO Box 3087 Greenwood Village, Colorado 80155 Manager: Charles Kirby	604,000	5.46%
Charles F. Kirby (11) PO Box 3087 Greenwood Village, CO 80155	1,200,737	10.86%
Richard Giles (12) 6300 Sagewood Dr. Suite 400 Park City, Utah 84098	727,500	6.55%

(1) Includes 41,668 shares held by an LLC of which Mr. Dworsky is a managing member, 93,750 shares underlying exercisable stock options, 1,500 shares underlying preferred stock holdings which are convertible at Mr. Dworsky’s option, and 750 shares underlying warrants.

(2) Includes 85,000 shares underlying exercisable stock options, 125,065 shares held by an LLC of which Mr. Blass is a managing member, and 31,000 shares held by the Alex Connor Blass Trust #3. Also, includes 49,999 shares underlying warrants and 99,998 shares underlying preferred stock holdings which are convertible at Mr. Blass’ option.

(3) Includes 85,000 shares underlying stock options, 22,608 shares underlying warrants and also includes 106,065 shares held by a Corporation in which Mr. Greenslade is an owner.

(4) Includes 85,000 shares underlying stock options.

(5) Includes 733,750 shares underlying exercisable stock options.  Includes 101,498 shares underlying preferred stock holdings which are convertible at the holders’ option into common shares, and 73,322 shares underlying warrants.

(6) Justin Yorke is the manager of the JMW Fund and was a director from April 2011 until June 2012.  Includes 673,407 shares underlying warrants.

(7) Justin Yorke is the manager of the San Gabriel Fund and was a director from April 2011 until June 2012.  Includes 511,280 shares underlying warrants.

(8) Justin Yorke is the manager of the Richland Fund and was a director from April 2011 until June 2012.  Includes 334,929 shares underlying warrants.

(9) Includes ownership of JMW Fund LLC, San Gabriel Fund LLC, and Richland Fund LLC as indicated above.

(10) Charles Kirby is the manager of the Kirby Enterprise Fund LLC and was a director from April 2011 until October 2011.

(11) Charles Kirby was a director from April 2011 until October 2011.  Includes 604,000 shares owned by Kirby Enterprise Fund LLC, of which Mr. Kirby is a manager. Also includes 451,554 shares owned by Charles F. Kirby Roth 401(k), 121,500 shares owned by West Hampton Special Situations Fund LLC, of which Mr. Kirby is a manager, 20,000 shares owned by Kirby Enterprise Capital Management LLC, of which Mr. Kirby is a manager, and 3,683 shares owned by River Bend Fund LLC, of which Mr. Kirby is a manager.

(12) Includes 40,000 shares underlying stock options.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

This section describes the transactions we have engaged in with persons who were our directors or officers at the time of the transaction, and persons or entities known by us to be the beneficial owners of more than 5% of our common stock for the years ended December 31, 2014 and 2013.

Transactions with Richard Giles

Mr. Giles formerly beneficially owned more than 5% of the outstanding shares of Company common stock.  Mr. Giles is a founder and was a director of the Company from April 2011 to June 2012.  He also was a consultant of the Company from April 2011 to July 2014. His compensation as a consultant during the years ended December 31, 2014 and 2013 was $69,800 and 189,600, respectively.

On April 15, 2011, the Company entered into an Asset Purchase Agreement with Mr. Giles. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000. The purchase price was paid in a $1,500,000 cash payment and the issuance of a senior subordinated note to the seller in the amount of $1,000,000.  On April 14, 2014, the Company paid off the senior subordinated note.  The total interest paid on the note was $165,000.

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

The performance stock options were to vest in full on the occurrence of any the following: (1) the Company achieves total revenue in the twelve month period ended April 2014 of $49,500,000; or (2) the Company achieves total revenue in the twelve month period ended April 2015 of $99,000,000. If the performance stock options did not vest per the aforementioned vesting schedule, the performance stock options would immediately terminate and expire.  As of December 31, 2014, there is no expectation that these performance stock options will vest.

On February 10, 2015, the Company entered into an agreement with Mr. Giles to terminate 1,400,000 performance stock options.

Transactions with JMW Fund, LLC

JMW Fund, LLC beneficially owns more than 5% of the outstanding shares of Company common stock.  In February 2014 the Company entered into a $1 million loan agreement with JMW Fund, LLC, and issued unsecured promissory notes payable in the total amount of $200,000.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  During the year ended December 31, 2014 the Company entered into a $3 million loan agreement with JMW Fund, LLC, and issued unsecured promissory notes payable in the total amount of $610,668.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  On October 15, 2014 as part of the private equity offering dated October 1, 2014, the Company converted the outstanding principal and interest on the unsecured notes payable with the JMW Fund, LLC in the total amount of $861,164 into 492,093 common shares and was granted warrants to purchase 246,047 shares of common stock.  In May 2014 the Company issued JMW Fund, LLC 33,332 Series D preferred shares and granted warrants to purchase 16,666 shares of common stock.  The warrants expire three years from the date of issuance. On October 15, 2014 as part of the private equity offering dated October 1, 2014, the company converted 66,664 Series D preferred shares into 114,280 common shares and granted warrants to purchase 57,140 shares of common stock.  As of April 8, 2015  the Company has entered into a $2 Million Loan agreement with the JMW Fund, LLC, and issued senior secured promissory notes payable in the total amount of $200,000.

The Company entered into a Loan Agreement with JMW Fund, LLC and issued a senior secured note payable in the amount of $100,000 on May 22, 2013. The note bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  In August, principal in the amount of $99,996 was retired through the issuance of 33,332 Series D preferred shares.  In connection with this transaction, the JMW Fund was issued warrants to purchase up to 16,666 shares of Company common stock at an exercise price of $3.00 per share.  The warrants have an expiration date of October 1, 2015.  On September 15, 2013, the remaining principal and accrued interest of $3,222 was paid in full.  In December 2013; the Company entered into a Loan Agreement with JMW Fund, LLC and issued an unsecured note payable in the amount of $36,000.  The note bears interest at a rate of 12% per annum and is payable monthly on the first day of each month.  The principal amount and all then-accrued and unpaid accrued interest is payable on June 30, 2015, no interest payments were made related to this note during the year ended 2013.

Transactions with San Gabriel Fund, LLC

San Gabriel Fund, LLC beneficially owns more than 5% of the outstanding shares of Company common stock.  In February 2014 the Company entered into a $1 million loan agreement with San Gabriel Fund, LLC, and issued unsecured promissory notes payable in the total amount of $200,000.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  During the year ended December 31, 2014 the Company entered into a $3 million loan agreement with San Gabriel Fund, LLC, and issued unsecured promissory notes payable in the total amount of $351,668.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  On October 15, 2014 as part of the private equity offering dated October 1, 2014, the Company converted the outstanding principal and interest on the unsecured notes payable with the San Gabriel Fund, LLC in the total amount of $595,885 into 340,505 common shares and was granted warrants to purchase 170,253 shares of common stock.  In May 2014 the Company issued San Gabriel Fund, LLC 33,332 Series D preferred shares and granted warrants to purchase 16,666 shares of common stock.  The warrants expire three years from the date of issuance. On October 15, 2014 as part of the private equity offering dated October 1, 2014, the company converted 66,664 Series D preferred shares into 114,280 common shares and granted warrants to purchase 57,140 shares of common stock.  As of April 8, 2015 the Company has entered into a $2 Million Loan agreement with the San Gabriel Fund, LLC, and issued senior secured promissory notes payable in the total amount of $160,000.

The Company entered into a Loan Agreement with San Gabriel Fund, LLC and issued a senior secured note payable in the amount of $100,000 on May 22, 2013.  The note bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  In August, principal in the amount of $99,996 was retired through the issuance of 33,332 Series D preferred shares.  In connection with this transaction, the San Gabriel Fund was issued warrants to purchase up to 16,666 shares of Company common stock at an exercise price of $3.00 per share.  The warrants have an expiration of one year from the date of issuance.  On September 15, 2013, the remaining principal and accrued interest of $3,222 was paid in full.  In December 2013; the Company entered into a Loan Agreement with San Gabriel Fund, LLC and issued an unsecured note payable in the amount of $36,000. The note bears interest at a rate of 12% per annum and is payable monthly on the first day of each month. The principal amount and all then-accrued and unpaid accrued interest is payable on June 30, 2015.

Transactions with Richland Fund, LLC

Richland Fund, LLC beneficially owns more than 5% of the outstanding shares of Company common stock.  In February 2014 the Company entered into a $1 million loan agreement with Richland Fund, LLC, and issued unsecured promissory notes payable in the total amount of $100,000.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  During the year ended December 31, 2014 the Company entered into a $3 million loan agreement with Richland Fund, LLC, and issued unsecured promissory notes payable in the total amount of $266,668.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  On October 9, 2014 the Company entered into a short-term unsecured note payable with the Richland Fund, LLC in the amount of $75,000.  The note bore interest at 12% per annum and was payable monthly on the first day of each month.  On October 15, 2014 as part of the private equity offering dated October 1, 2014, the Company converted the outstanding principal and interest on the $1 million and $3 million unsecured notes payable with the Richland Fund, LLC in the total amount of $392,441 into 224,252 common shares and was granted warrants to purchase 112,126 shares of common stock. On December 31, 2014 the Company converted the outstanding principal and interest on the short-term unsecured note payable with the Richland Fund, LLC in the total amount of $77,047 into 44,026 common shares and granted 22,013 shares of common stock.  In May 2014 the Company issued Richland, LLC 16,666 Series D preferred shares and granted warrants to purchase 8,333 shares of common stock.  The warrants expire three years from the date of issuance. On October 15, 2014 as part of the private equity offering dated October 1, 2014, the company converted 33,332 Series D preferred shares into 57,140 common shares and granted warrants to purchase 28,570 shares of common stock.  On December 11, 2014 the Company entered into a short-term unsecured note payable with the Richland Fund, LLC in the amount of $20,000.  As of April 8, 2015 the Company has entered into a $2 Million Loan agreement with the Richland Fund, LLC, and issued senior secured promissory notes payable in the total amount of $90,000 and converted the December 11, 2014 short-term unsecured note payable into a senior secure promissory note in the amount of $20,000.

The Company entered into a Loan Agreement with Richland Fund, LLC and issued a senior secured note payable in the amount of $50,000 on May 22, 2013.  The note bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  In August, principal in the amount of $49,998 was retired through the issuance of 16,666 Series D preferred shares.  In connection with this transaction, the Richland Fund was issued warrants to purchase up to 8,333 shares of Company common stock at an exercise price of $3.00 per share.  The warrants have an expiration date of October 1, 2015.  On September 15, 2013, the remaining principal and accrued interest was paid in full.  In December 2013; the Company entered into a Loan Agreement with Richland Fund, LLC and issued an unsecured note payable in the amount of $18,000. The note bears interest at a rate of 12% per annum and is payable monthly on the first day of each month. The principal amount and all then-accrued and unpaid accrued interest is payable on June 30, 2015.

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

ITEM 14.  Principal Accountant Fees and Services

Hein & Associates LLP (“Hein”) has served as our independent registered public accounting firm since 2011 and audited our financial statements for the years ended December 31, 2014 and 2013.

For the years ended December 31, 2014 and 2013, the aggregate fees billed by Hein to the Company were as follows:

	Year ended December 31,
	2014	2013
Audit fees (1)	$ 92,866	$ 97,227
Audit-related fees	4,138	-
Tax fees	-	-
All other fees	-	-
Total accounting fees and services	$ 97,004	$ 97,227

(1) Audit fees includes the aggregate fees billed for professional services for the audit of our annual financial statements for the years ended December 31, 2014 and 2013 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during the year ended December 31, 2014.

Audit Committee Pre-Approval

The Audit Committee reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services.  Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Audit Committee or Company management. For the years ended December 31, 2014 and 2013, all audit fees were reviewed and approved in advance of such services.

PART IV

ITEM 15.  Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here- with
			File No.	Exhibit
2.1	Asset Purchase Agreement dated April 15, 2011	S-1	333-184948	2.1	11/14/12
3.1	Certificate of Incorporation, as amended	10-Q	333-184948	3.1	8/8/13
3.2	Bylaws, as amended	10-K	333-184948	3.2	3/27/14
4.1	Specimen of Common Stock Certificate	S-1/A	333-184948	4.1	5/15/13
4.2	Certificate of Designations of Series D Preferred Stock, as amended	10-K	333-184948	4.2	3/27/14
10.1	Form of Senior Secured Promissory Note (part of a $1.5 million series of notes that were paid off in August 2012)	S-1	333-184948	10.1	11/14/12
10.2*	Giles Performance Option Grant Notice dated April 15, 2011	S-1	333-184948	10.2	11/14/12
10.3	Form of Investors’ Rights Agreement	S-1	333-184948	10.3	11/14/12
10.4	Form of Pledge Agreement	S-1	333-184948	10.4	11/14/12
10.5*	Giles Consulting Agreement dated April 15, 2011	S-1	333-184948	10.5	11/14/12
10.6	Form of HeatwurxAQ Right of First Refusal and Co-Sale Agreement dated April 15, 2011	S-1	333-184948	10.6	11/14/12
10.7	Form of HeatwurxAQ Right of Voting Agreement dated April 15, 2011	S-1	333-184948	10.7	11/14/12
10.8	HeatwurxAQ Subordinated Security Agreement dated April 15, 2011	S-1	333-184948	10.8	11/14/12
10.9	HeatwurxAQ Subordinated Note dated April 15, 2011	S-1	333-184948	10.9	11/14/12
10.10*	Amended and Restated 2011 Equity Incentive Plan	S-1	333-184948	10.10	11/14/12
10.11*	Form of Stock Option Agreement Under 2011 Equity Incentive Plan	S-1	333-184948	10.11	11/14/12
10.12*	Form of Grant Notice under 2011 Equity Incentive Plan	S-1	333-184948	10.12	11/14/12
10.13	Lease between Heatwurx, Inc. and Syracuse Hill II LLC dated July 18, 2012	S-1	333-184948	10.13	11/14/12
10.14	Conformed Copy of Settlement and Mutual Release Agreement among Heatwurx, Inc. and Larry Griffin and David Eastman	S-1/A	333-184948	10.15	1/11/13
10.15	Senior Loan Agreement dated May 22, 2013, with forms of Senior Secured Promissory Note and Senior Security Agreement attached	S-1/A	333-184948	10.15	5/23/13
10.16	Subordination Agreement dated May 22, 2013, with Richard Giles	S-1/A	333-184948	10.16	5/23/13

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here- with
			File No.	Exhibit
10.17	Form of Warrant Agreement - Unit offering (Series D)	10-K	333-184948	10.17	3/27/14
10.18	Loan Agreement dated January 6, 2014, including the form of the Promissory Note and the Warrant Agreement	8-K	333-184948	99.1	1/9/14
10.19	Agreement and Plan of Reorganization dated January 8, 2014 with Dr. Pave, LLC	8-K	333-184948	99.2	1/9/14
10.20	Offer Letter to Alex Kramer dated April 28, 2014	10-Q	333-184948	10.1	8/19/14
10.21	Termination Letter of Consulting Agreement dated April 15, 2011 with Richard Giles	10-Q	333-184948	10.2	8/19/14
10.22	Exclusive Distribution Agreement, dated October 23, 2014	10-Q	333-184948	10.1	10/29/14
10.23	Separation and Severance Agreement and Release of Claims, dated October 28, 2014.	8-K	333-184948	99.1	11/3/14
10.24	Senior Secured Loan Agreement dated February 16, 2015	8-K	333-184948	99.1	2/20/15
10.25	Promissory Note with San Gabriel Fund, LLC dated February 16, 2015	8-K	333-184948	99.2	2/20/15
10.26	Promissory Note with JMW Fund, LLC dated February 16, 2015	8-K	333-184948	99.3	2/20/15
10.27	Promissory Note with Richland Fund, LLC dated February 16, 2015	8-K	333-184948	99.4	2/20/15
10.28	Security Agreement dated February 16, 2015	8-K	333-184948	99.5	2/20/15
10.29	Subsidiary Guaranty Agreement dated February 16, 2015	8-K	333-184948	99.6	2/20/15
14.1	Code of Ethics and Business Conduct	S-1	333-184948	14.1	11/14/12
21.1	List of Subsidiaries					X
23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney	S-1	333-184948	24.1	11/14/12
31.1	Rule 15d-14a Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEATWURX, INC.

Date: April 14, 2015	By:	/s/ David Dworsky
David Dworsky, President and Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2015	By:	/s/ Heather Kearns
Heather Kearns, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Reginald Greenslade	Director & Chairman	April 14, 2015
Reginald Greenslade

/s/ Gus Blass III	Director	April 14, 2015
Gus Blass III

/s/ Donald Larson	Director	April 14, 2015
Donald Larson

/s/ David Dworsky	Director	April 14, 2015
David Dworsky

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2014.