Form 10-Q
period 2015-03-31
Heatwurx, Inc.
filed 2015-05-15
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)  YES [X]  NO [  ]

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

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

YES [  ]  NO [X]

The registrant has 11,061,114 shares of common stock outstanding as of May 14, 2015.

HEATWURX, INC.

FORM 10-Q

For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31,
	(unaudited)	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,783	$21,234
Accounts receivable	5,150	4,095
Prepaid expenses and other current assets	42,428	131,862
Inventory	197,129	222,018
Consigned inventory	124,448
Note receivable	86,214	-
Total current assets	497,152	379,209
EQUIPMENT, net of depreciation	438,723	466,413
INTANGIBLE ASSETS, net of amortization	1,607,145	1,696,430
TOTAL ASSETS	$2,543,020	$2,542,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$177,653	$190,168
Accrued liabilities	80,838	105,613
Deferred revenue	143,129	58,165
Interest payable	28,418	19,541
Income taxes payable	125	100
Loan payable	56,910	56,486
Senior secured notes payable	630,000	160,000
Revolving line of credit	229,980	229,980
Unsecured notes payable, net of discount of $45,269 at March 31, 2015	374,731	20,000
Total current liabilities	1,721,784	840,053
LONG-TERM LIABILITIES:
Loan payable	119,446	133,834
Unsecured notes payable, net of discount of $59,768 at December 31, 2014	-	360,232
Total long-term liabilities	119,446	494,066
TOTAL LIABILITIES	1,841,230	1,334,119
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:

Series D preferred stock, $0.0001 par value, 178,924 shares issued and outstanding at March 31, 2015 and December 31, 2014; liquidation preference of $789,300 at March 31, 2015 and $810,216 at December 31, 2014	18	18

Common stock, $0.0001 par value, 20,000,000 shares authorized; 11,061,114 issued and 11,017,641 outstanding at March 31, 2015 and 9,495,045 issued and 10,952,356 outstanding at December 31, 2014	1,102	1,095
Additional paid-in capital	14,260,989	14,111,944
Accumulated deficit during development stage	(13,560,319)	(12,905,124)
Total stockholders’ equity	701,790	1,207,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,543,020	$2,542,052

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
REVENUE:
Equipment sales	$32,760	$7,445
Service revenue	8,830	12,900
Other revenue	5,000	-
Total revenues	46,590	20,435

COST OF GOODS SOLD	29,269	9,140
GROSS PROFIT	17,321	11,205

EXPENSES:
Selling, general and administrative	601,893	805,004
Research and development	14,450	99,769
Impairment on goodwill	-	390,659
Total expenses	616,343	1,295,432

LOSS FROM OPERATIONS	(599,022)	(1,284,227)

OTHER INCOME AND EXPENSE:
Interest income	1,252	72
Interest expense	(46,811)	(60,096)
Total other income and expense	(45,559)	(60,024)

LOSS BEFORE INCOME TAXES	(644,581)	(1,344,251)
Income taxes	(25)	(25)
NET LOSS	$(644,606)	$(1,344,276)

Preferred Stock Cumulative Dividend	10,589	38,548
Net loss applicable to common stockholders	$(655,195)	$(1,382,824)
Net loss per common share basic and diluted	$(0.06)	$(0.17)
Weighted average shares outstanding used in calculating net loss per common share	10,997,056	8,264,992

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(644,606)	$(1,344,276)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	29,089	21,775
Amortization of intangible assets	89,285	89,285
Amortization of discount on note payable	14,499	21,086
Impairment of goodwill	-	390,659
Non-cash expenses exchanged for services	25,500	-
Stock-based compensation	35,552	129,408
Changes in current assets and liabilities:
Increase in receivables	(87,269)	(1,145)
Decrease (increase) in prepaid and other current assets	89,434	(7,056)
Decrease (increase) in inventory	24,889	(119,236)
Increase in consigned inventory	(124,448)	-
Increase in income taxes payable	25	25
Decrease in accounts payable	(12,516)	(23,080)
Decrease in accrued liabilities	(35,363)	(143,996)
Increase in deferred revenue	84,964	-
Increase (decrease) in interest payable	8,877	(1,187)
Cash used in operating activities	(502,088)	(987,738)
CASH FLOWS FROM INVESTING ACTIVITES:
Purchases of property and equipment	(1,399)	(13,772)
Acquisition of business	-	3,355
Cash used in investing activities	(1,399)	(10,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes payable	-	1,000,000
Proceeds from issuance of senior secured notes payable	450,000	-
Repayment of senior subordinated note payable	-	(250,000)
Proceeds from issuance of common shares	88,000	-
Proceeds from issuance of Series D preferred shares	-	153,996
Repayment on equipment loan payable	(13,964)	(10,457)
Cash provided by financing activities	$524,036	$893,539

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,549	(104,616)
CASH AND CASH EQUIVALENTS, beginning of period	21,234	186,864
CASH AND CASH EQUIVALENTS, end of period	$41,783	$82,248

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

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of March 31, 2015.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Our accounting policies did not change in the first three months of 2015.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

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

To date we have relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the three months ended March 31, 2015, the Company incurred a net loss of approximately $645,000 and utilized approximately $502,000 in cash flows from operating activities.  The Company had cash on hand of approximately $42,000 as of March 31, 2015.  Successful completion of the Company’s marketing program and its transition to profitable operations is dependent upon obtaining additional financing adequate to fulfill its commercialization activities, and achieve a level of revenues adequate to support the Company’s cost structure.  Many of the Company’s objectives to establish profitable business operations rely upon the occurrence of events outside its control; there is no assurance that the Company will be successful in accomplishing these objectives. The Company cannot assure that additional debt, equity or other funding will be available to it on acceptable terms, if at all.  If the Company fails to obtain additional funding when needed, it would be forced to scale back, or terminate its operations, or seek to merge with or be acquired by another company.

Management anticipates that the Company will require significant additional funds to continue operations.  As of March 31, 2015, we had approximately $42,000 cash on hand and were spending approximately $220,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.  As of May 14, 2015, the Company received cash in aggregate of $629,000 and converted a $20,000 unsecured note into the $2,000,000 senior secured debt offering issued in February.  Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  The Company will work with the lenders to explore extension or conversion options.  These notes are secured by all of the assets of the Company, including intellectual property rights.  If the Company defaults on the loan payments the Company’s assets may be foreclosed upon.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company has commenced a new $2,000,000 secured debt offering, it cannot guarantee it will be able to raise the entire offering amount, if any.  The Company is solely reliant on raising additional debt and capital in order to maintain its current operations.  To date the Company, has been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in its debt and equity offerings since the Company’s formation.  If these investors choose not to assist the Company with its capital raising initiatives in the future, the Company does not expect that it would be able to obtain any alternative forms of financing at this time and the Company would not be able to continue to satisfy its current or long term obligations.  Based upon the Company’s current monthly spend the Company anticipates the need to raise at least $2,600,000 to meet its cash flow requirements for the next twelve months.  If the Company successfully raises $2,000,000 in the private debt offering, the proceeds the Company will receive and anticipated revenues from equipment sales and service performed may not be sufficient to fund the Company’s operations, including the Company’s expected capital expenditures, through the next twelve months.  Without additional funds, the Company will be required to reduce operations, curtail any future growth opportunities, cease operations all together, or seek to merge with or be acquired by another company.

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

Other revenue represents license fees and franchise fees.

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

3.  NOTE RECEIVABLE:

The Company entered into an Equipment Purchase and License Agreement, in which the Company financed $89,964 with a note bearing 12% interest per annum payable monthly.  Interest only payments are due monthly with principal and unpaid interest due on February 28, 2016.  The Company has the option to extend the financing for an additional twelve months, if the licensee is in good standing.  Interest of $1,250 is accrued as of March 31, 2015.  Revenues under this agreement are recorded in deferred revenue and will be recognized in accordance with the Company’s revenue recognition policy.

4.  PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	March 31, 2015	December 31, 2014
Computer equipment & software	$31,551	$30,152
Demo equipment	599,432	599,432
Leasehold improvements	22,580	22,580
	653,563	652,164
Accumulated depreciation	(214,840)	(185,751)
	$438,723	$466,413

Depreciation expense was $29,089 and $21,775 for the three months ended March 31, 2015 and 2014, respectively.

5.  ASSET PURCHASE AGREEMENT:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000.

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain distribution relationships that were in process, but not finalized as of the acquisition date.  Collectively, these investments constitute the in-process research and development the Company refers to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of seven years. The initial estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.  As of March 31, 2015, the Company’s developed technology intangible asset had a value of $1,607,145, net of accumulated amortization of $892,855.  Amortization expense for the three months ended March 31, 2015 and 2014 was $89,285.

In conjunction with the Asset Purchase Agreement, the Company granted 200,000 performance stock options to a founder of the Company with an exercise price of $0.40 per share and a term of seven years. Following the effectiveness of the seven for one stock split that was completed in October 2011, the 200,000 performance stock options were exchanged for 1,400,000 performance stock options with an exercise price of $0.057 per share.  On February 10, 2015, the founder of the Company elected to cancel the 1,400,000 performance stock options.

6.  NOTES PAYABLE:

Unsecured Notes Payable - On December 11, 2014, the Company received $20,000 in short-term unsecured debt.  The note bears interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on February 15, 2015.  As of December 31, 2014; principal in the amount of $20,000 was outstanding.  On February 23, 2015, the note was converted into a senior secured note payable under a $2 million loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund.

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

As of March 31, 2015, the Company has total notes outstanding in the aggregate principal amount of $350,000 and were issued with an aggregate of 116,665 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $102,357 as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement. The Company recognized amortization of discount on notes payable in interest expense of $12,664 and $20,348 during the first quarter of 2015 and 2014, respectively.  As of March 31, 2015 there were notes outstanding with a carrying amount of $310,459, net of $39,541 debt discount.

On March 1, 2014, the Company commenced a similar non-public offering of notes and warrants up to $3,000,000 which closed December 31, 2014.  The promissory notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Each lender in the offering received one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  As of March 31, 2015, the Company has total notes outstanding in the aggregate principal amount of $70,000 and were issued with an aggregate of 23,332 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $12,801 as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement.  The Company recognized amortization of discount on notes payable in interest expense of $1,855 during the first quarter of 2015.  As of March 31, 2015 there were notes outstanding with a carrying amount of $64,272, net of $5,728 debt discount.

Interest on the unsecured notes payable totaling $4,280 was outstanding at March 31, 2015.

Revolving line of credit - The Company assumed a revolving line of credit through the acquisition of Dr. Pave in the amount of $229,980.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The outstanding principal balance as of July 1, 2015 shall become due and payable in sixty (60) equally amortized monthly installments of principal and interest due on the fifteenth day of each calendar month until paid in full.  Notwithstanding anything to the contrary herein, all outstanding debt shall be due and payable in full on or before December 31, 2015.

Interest on the revolving line of credit totaling $9,150 was outstanding at March 31, 2015.

Secured Notes Payable - The Company assumed secured notes payable through the acquisition of Dr. Pave in the amount of $160,000.  The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The principal amount and all then accrued and unpaid interest is payable on June 30, 2015.

On February 16, 2015, the Company entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. As of March 31, 2015 there were notes outstanding with an aggregate principal amount of $470,000.

Interest on the secured notes payable totaling $14,988 was outstanding at March 31, 2015.

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

As of March 31, 2015, the loans are subject to mandatory principal payments as follows:

Year	Payments
2015	$902,502
2016	478,214
2017	49,856
2018	25,764
2019	--
Total principal payments	$1,456,336

Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2015.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  As of May 14, 2015; $649,000 is outstanding and payable in 2015 under the Secured Notes.  These notes are secured by all of the assets of the Company, including intellectual property rights.  If the Company defaults on the loan payments the Company’s assets may be foreclosed upon.

7.  STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 11,061,114 shares issued and 11,017,641 outstanding at March 31, 2015 and 9,495,045 shares issued and 10,952,356 outstanding at December 31, 2014.

On October 1, 2014, the Company commenced a non-public equity offering of units at $1.75 per unit (the “Units”).  Each Unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units is payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  During the three months ended March 31, 2015 the Company issued 50,285 shares of common stock and warrants to purchase 25,141 shares of common stock for cash proceeds of $88,000.

On March 13, 2015 the Company issued 15,000 common shares in exchange for consulting services.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of March 31, 2015 and December 31, 2014, there were 178,924 preferred shares outstanding.

Series D Preferred Stock - As of March 31, 2015 and December 31, 2014 there were 178,924 shares of Series D preferred stock outstanding.

As of March 31, 2015, the Company has 178,924 Series D preferred stock outstanding.  Holders of Series D preferred stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D preferred stock, the Company paid dividends of $31,475 and $44,018 during the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 the Company has dividends payable in accrued expenses of $15,819.

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

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	1,320,000	$ 2.23	3.44
Granted	298,000	$ 3.00
Exercised	--	--
Cancelled	(371,500)	$ 2.46
Balance, December 31, 2014	1,246,500	$ 2.35	2.83
Granted	--	--
Exercised	--	--
Cancelled	(10,000)	$ 3.00
Balance, March 31, 2015	1,236,500	$ 2.34	2.10
Exercisable, December 31, 2014	882,583	$ 2.20
Exercisable, March 31, 2015	900,083	$ 2.21

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

March 31, 2015
Risk-free interest rate range	1.49%-1.71%
Expected life	5.0 Years
Vesting period	0 - Years
Expected volatility	42%
Expected dividend	-
Fair value range of options at grant date	$0.671 - $1.167

The Company recorded stock-based compensation expense of $35,552 and $129,408 during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 there was $272,490 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three months ended March 31, 2015.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,440,000	$ 0.11
Granted	--	--
Exercised	--	--
Cancelled	--	--
Balance, December 31, 2014	1,440,000	$ 0.11
Granted	--	--
Exercised	--	--
Cancelled	(1,400,000)	$ 0.06
Balance, March 31, 2015	40,000	$ 2.00
Exercisable, December 31, 2014 and March 31, 2015	40,000	$ 2.00

See Note 5 for further discussion of the performance options.

Warrants

The Company issued 25,141 warrants in connection with the private equity offering dated October 1, 2014 discussed above.  Each unit consisted of one share of Common stock and one-half warrant, with each whole warrant exercisable at $2.00 per share and grants the right to purchase a share of the Company’s common stock.  The warrants expire three years from the date of issuance and are exercisable immediately.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	363,824	$ 3.00	1.88
Granted	2,061,156	$ 2.39
Exercised	--	--
Cancelled	--	--
Balance, December 31, 2014	2,424,980	$ 2.48	2.28
Granted	25,141	$2.00
Exercised	--	--
Cancelled	--	--
Balance, March 31, 2015	2,450,121	$2.48	2.04

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

Outstanding options and warrants underlying 3,686,621 shares were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the three months ended March 31,
	2015	2014
Net Loss	$(644,606)	$(1,344,276)
Basic and diluted:
Preferred stock cumulative dividend - Series B (1)	--	(22,368)
Preferred stock cumulative dividend - Series C	--	1,904
Preferred stock cumulative dividend - Series D	10,589	59,012
Income applicable to preferred stockholders	10,589	38,548
Net loss applicable to common stockholders	$(655,195)	$(1,382,824)

(1)

Upon conversion of the Series B preferred stock into common stock, the holders of the Series B preferred stock were no longer entitled to the dividends recorded in the adjustment to net loss applicable to common shareholders in prior periods.  As a result, current year reported dividends were adjusted downward to reflect this release of accumulated dividends.

9.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments - The Company leases warehouse and office space for the equipment and operations located in Gardena, CA.  The lease term continues through July 2015.

Total rent expense for the three months ended March 31, 2015 and 2014 was $15,057 and $19,099, respectively.

The Company’s remaining commitment under its current lease term for 2015 is approximately $10,000.

10.  RELATED PARTY TRANSACTIONS:

Consulting arrangements

The Company has a consulting arrangement with Heather Kearns, the Interim Chief Financial officer and paid consulting fees of $27,000 during the three months ended March 31, 2015.

Dividend and Interest activity

As of March 31, 2015 the Company has secured notes payable with Mr. Yorke, as the manager of, JMW Fund, LLC, The Richland Fund, LLC and The San Gabriel Fund, LLC in the aggregate amount of $630,000; an outstanding balance of $138,000 on the revolving line of credit.  Mr. Yorke, as the manager, received or has accrued interest payments from loans payable in the three months ended 2015 totaling $15,692.  See Note 12 for additional disclosure.

During the three months ended March 31, 2015, Mr. Gus Blass III, a member of our board of directors and a stockholder, received or has accrued dividends from preferred stock totaling $5,918.  In addition, Mr. Gus Blass II, a former member of our board of directors and father to Mr. Gus Blass III, a member of our board of directors, was issued an unsecured note payable in the amount of $250,000 during 2014, paying interest at 12% per annum, with a maturity date of January 6, 2016.  Mr. Blass II, received or has accrued interest payments in 2015 totaling $7,397.

Reginald Greenslade, a member of our board of directors and a stockholder, has an outstanding balance of $45,980 on the revolving line of credit to Mr. Greenslade.  Mr. Greenslade received or has accrued interest in three months ended March 31, 2015 totaling $1,361.

During the three months ended March 31, 2015, David Dworsky, a member of our board of directors and former Chief Executive Officer, received or has accrued dividends from preferred stock totaling $89.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months ended March 31,
	2015	2014
Cash paid for interest	$12,557	$39,116
Series C Dividend payable in accrued expenses	$--	$17,574
Series D Dividend payable in accrued expenses	$15,819	$45,665

Non-Cash investing and financing transactions
Shares issued for consulting services	$25,500	$--
Beneficial conversion feature on warrants issued in conjunction with Series D preferred shares	$--	$13,347
Shares issued in acquisition of Dr. Pave	$--	$175,000

12.  SUBSEQUENT EVENTS

On April 30, 2015, David Dworsky, resigned from his position as Chief Executive Officer but will remain a member of the Company’s board of directors.  In connection with Mr. Dworsky’s willingness to continue to serve as a director of the Company, the Board of Directors (with Mr. Dworsky abstaining) approved the grant of options to purchase 125,000 shares of the Company’s common stock.  The options are exercisable at $1.50 per share and vested on the grant date.

Mr. Dworsky also agreed to cancel outstanding options to purchase 300,000 shares of the Company’s common stock.

Heather Kearns, the Interim Chief Financial Officer will also act as the Interim Chief Executive Officer while the Company and Board of Directors conducts a search for the best candidate as President and Chief Executive Officer.  In connection with Ms. Kearns’ acceptance of Interim Chief Executive Officer, the Board of Directors approved the grant to her of options to purchase 125,000 shares of the Company’s common stock.  The options are exercisable at $1.50 per share with 50% vesting on the grant date and the remaining 50% vesting one year from the grant date.

On April 30, 2015, Glenn Russell accepted his appointment as a director of the Company replacing Stephen Garland who resigned on March 17, 2015.

Debt offerings

The Company entered into notes under the senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund in an aggregate principal amount of $179,000, subsequent to the quarter-end.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. Upon the occurrence of an event of default the lenders have the right to foreclose on the assets of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our 2014 Annual Report on Form 10-K, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

•

risks related to natural disasters;

•

litigation; and

•

other risk factors discussed in the 2014 Annual Report on Form 10-K, filed by the Company with the Securities and Exchange Commission.

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

In January 2014, we acquired Dr. Pave, LLC a service company offering asphalt repair and restoration utilizing the Heatwurx asphalt repair technology.  Our company, together with Dr. Pave, offers asphalt restoration services to municipalities and the commercial sector in southern California.

Effective July 22, 2014, we established a new entity named Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We formally launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.

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

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

For the three months ended March 31, 2015, our net loss was $644,606, compared to a net loss of $1,344,276 for the same period of 2014.  Further description of these losses is provided below.

Revenue

Revenue increased to approximately $47,000 for the three months ended March 31, 2015 from approximately $20,000 for the three months ended March 31, 2014, as a result of increased equipment sales offset by a decrease in service revenue during the period.

Cost of goods sold

Cost of goods sold increased to approximately $29,000 for the three months ended March 31, 2015 from approximately $9,000 for the three months ended March 31, 2014.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $602,000 for the three months ended March 31, 2015 from approximately $805,000 for the three months ended March 31, 2014. The decrease in selling, general and administrative expenses is principally due to a decrease in employee expenses of approximately $152,000; and a decrease in advertising and promotion of approximately $70,000; offset by an increase in office expenses of approximately $9,000 which includes commercial insurance, rent and other expenses, and an increase in legal fees of approximately $10,000.

As part of the acquisition of Dr. Pave in 2014, the Company recognized goodwill in the amount of $390,659 as part of the total consideration paid.  The Company determined goodwill should be immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement, during the three months ended March 31, 2014.

Research and Development

Research and development decreased to approximately $14,000 for the three months ended March 31, 2015 from approximately $100,000 for the three months ended March 31, 2014, as a result of fewer patent applications being filed thereby reducing the legal fees associated therewith, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

Liquidity and capital resources

Overview

To date we have relied exclusively on private placements with a small group of investors and loans from a small group of related parties to finance our business and operations.  We have had little revenue since our inception.  For the three months ended March 31, 2015, we incurred a net loss of approximately $645,000 and utilized $502,000 in cash flows from operating activities.  We had cash on hand of approximately $42,000 as of March 31, 2015.  Successful completion of our development program, implementation of our marketing strategy and transition to profitable operations is dependent upon obtaining additional financing until we are able to achieve a level of revenues adequate to support our cost structure.  Many of our objectives to establish profitable business operations rely upon the occurrence of events outside our control; there is no assurance that we will be successful in accomplishing these objectives.

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2015, we had an accumulated deficit of approximately $13,560,000.

Management anticipates that we will require substantial additional funds to continue operations.  As of March 31, 2015, we had approximately $42,000 cash on hand and were spending approximately $220,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses over the next twelve months.

Financing Activities

On March 1, 2015, the Company closed its non-public equity offering at $1.75 per unit (the “Units”).  Each Unit consisted of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units was payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  For the three months ended March 31, 2015 the Company raised cash proceeds of $88,000 and issued 50,285 shares of common stock and warrants to purchase 25,141 shares of common stock as part of the private equity offering.

On February 16, 2015, the Company entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. Upon the occurrence of an event of default the lenders have the right to foreclose on the assets of the Company.  During the three months ended March 31, 2015, the Company has issued notes with an aggregate principal amount of $470,000.

The Company received $80,000 in short-term unsecured notes in January 2015; which were converted on February 23, 2015 into senior secured notes payable under the $2 million loan agreement as described above, and included above in the aggregate principal amount.  In addition, on February 23, 2015 the Company converted the outstanding $20,000 short-term unsecured note, entered into during December 2014, into a senior secured note payable under the $2 million loan agreement, included above in the aggregate principal amount.  As of May 14, 2015 the Company issued notes for an additional $179,000 in relation to the $2,000,000 senior secured debt offering.

Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  The Company will work with the lenders to explore extension or conversion options.  These notes are secured by all of the assets of the Company, including intellectual property rights.  If the Company defaults on the loan payments the Company’s assets may be foreclosed upon.

Cash Requirements

The issues described in the paragraphs above raise substantial doubt about our ability to continue as a going concern.  We are solely reliant on raising additional capital in order to maintain our current operations.  To date, we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in our debt and equity offerings since our formation.  If these investors choose not to assist us with our capital raising initiatives in the future, we do not expect that we would be able to obtain any alternative forms of financing at this time and we would not be able to continue to satisfy our current or long term obligations.  Based upon our current monthly spend we anticipate the need to raise at least $2,600,000 to meet our cash flow requirements for the next twelve months.

Recent accounting pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2015 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, has concluded, based on evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) not effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission due to the material weakness noted below, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Material Weakness and Related Remediation Initiatives

Our CEO and CFO concluded the following material weaknesses existed: 1. Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2015. If we are able to complete these action plans in a timely manner, we anticipate that the material weakness will be remediated by December 31, 2015.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We are a voluntary filer and are not required to file Exchange Act reports going forward and may cease to file reports at any time and for any reason without notice.

On June 5, 2013 our S-1 registration statement became effective which meant we became subject to certain reporting obligations of the Exchange Act. Under Section 15(d) of the Exchange Act such an issuer is subject to the periodic and current reporting requirements of Section 13(a) of that Act. These reports would include Forms 10-K, 10-Q, and 8-K, but would not include items such as beneficial ownership reports and proxy statements.  The reporting obligation for such an issuer is automatically suspended if the class of securities is held by fewer than 300 record holders at the beginning of any fiscal year (other than a year in which the registration statement became effective).  Such an issuer then becomes a voluntary filer. A voluntary filer may continue to file periodic reports on a voluntary basis; however, it is not required to do so.

On January 1, 2015, we had fewer than 300 record holders and, thus, our reporting obligations were automatically suspended.  As such, we became a voluntary filer.  Although we have continued to file our Exchange Act reports and have no plans to cease filing Exchange Act reports, we may cease to file our Exchange Act reports at any time and for any reason without notice.  As a result, less information may be publicly available than would be otherwise contained in our reports.

See “Item 1A - Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on April 14, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2015, we issue a total of 15,000 shares of common stock to a total of three individuals for services performed.  These issuances were made pursuant to Regulation S promulgated by the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Securities Act”). The issuances were made in off-shore transactions as defined in Regulation S and there were no directed selling efforts made in the U.S. by us or any of our respective affiliates, or any person acting on behalf of any of the foregoing. Applicable offering restrictions were also implemented by us in compliance with Rule 903(b)(3) of Regulation S. Those who received the shares also agreed to conform to the restrictions on resale of the securities contained in Regulation S. No selling commissions were paid in connection with the share issuances.

ITEM 6.  EXHIBITS

SEC Ref. No.	Title of Document
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Heatwurx, Inc.

Date: May 15, 2015	By	/s/ Heather Kearns
Heather Kearns, Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)