Form 10-Q
period 2015-06-30
Heatwurx, Inc.
filed 2015-08-19
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-184948

Heatwurx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18001 S. Figueroa, Unit G

Gardena, CA 90248

(Address of principal executive offices and Zip Code)

(888) 817-9879

(Registrant’s telephone number, including area code)

18001 S. Figueroa, Unit F

Gardena, CA 90248

(Former name, former address and former fiscal year, if changed since last report)

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

The registrant has 11,061,414 shares of common stock outstanding as of August 18, 2015.

HEATWURX, INC.

FORM 10-Q

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31,
	(unaudited)	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 15,193	$ 21,234
Accounts receivable	15,060	4,095
Prepaid expenses and other current assets	32,501	131,862
Inventory	203,230	222,018
Consigned inventory	124,448	-
Note receivable	88,763	-
Total current assets	479,195	379,209
EQUIPMENT, net of depreciation	398,519	466,413
INTANGIBLE ASSETS, net of amortization	-	1,696,430
TOTAL ASSETS	$ 877,714	$ 2,542,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 218,791	$ 190,168
Accrued liabilities	72,462	105,613
Deferred revenue	165,629	58,165
Interest payable	51,161	19,541
Income taxes payable	150	100
Loan payable	57,340	56,486
Senior secured notes payable	908,361	160,000
Revolving line of credit	229,980	229,980
Unsecured notes payable, net of discount of $30,609 at June 30, 2015	389,391	20,000
Total current liabilities	2,093,265	840,053
LONG-TERM LIABILITIES:
Loan payable	104,948	133,834
Unsecured notes payable, net of discount of $59,768 at December 31, 2014	-	360,232
Total long-term liabilities	104,948	494,066
TOTAL LIABILITIES	2,198,213	1,334,119
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:

Series D preferred stock, $0.0001 par value, 178,924 shares issued and outstanding at June 30, 2015 and December 31, 2014; liquidation preference of $800,036 at June 30, 2015 and $810,216 at December 31, 2014	18	18

Common stock, $0.0001 par value, 20,000,000 shares authorized; 11,061,414 issued and 11,017,388 outstanding at June 30, 2015 and 9,495,045 issued and 10,952,356 outstanding at December 31, 2014	1,102	1,095
Additional paid-in capital	14,300,514	14,111,944
Accumulated deficit during development stage	(15,622,133)	(12,905,124)
Total stockholders’ equity	(1,320,499)	1,207,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 877,714	$ 2,542,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Equipment sales	$ -	$ 77,000	$ 32,760	$ 84,445
Service revenue	20,040	30,975	28,870	43,875
Other revenue	-	4,860	5,000	4,860
Total revenues	20,040	112,835	66,630	133,180

COST OF GOODS SOLD	11,007	70,192	40,276	79,332
GROSS PROFIT	9,033	42,643	26,354	53,848

EXPENSES:
Selling, general and administrative	467,035	712,406	1,068,929	1,517,412
Research and development	10,982	68,495	25,432	168,264
Impairment of intangible asset	1,517,859	-	1,517,859	-
Impairment on goodwill	-	-	-	390,659
Total expenses	1,995,876	780,901	2,612,220	2,076,335

LOSS FROM OPERATIONS	(1,986,843)	(738,258)	(2,585,866)	(2,022,487)

OTHER INCOME AND EXPENSE:
Loss on disposal of assets	(7,377)	-	(7,377)	-
Interest income	2,549	2	3,801	74
Interest expense	(59,412)	(112,935)	(106,223)	(173,032)
Total other income and expense	(64,240)	(112,933)	(109,799)	(172,958)

LOSS BEFORE INCOME TAXES	(2,051,083)	(851,191)	(2,695,665)	(2,195,445)
Income taxes	(25)	(25)	(50)	(50)
NET LOSS	$ (2,051,108)	$ (851,216)	$ (2,695,715)	$ (2,195,495)

Preferred Stock Cumulative Dividend	10,706	61,135	21,295	59,154
Net loss applicable to common stockholders	$ (2,061,814)	$ (912,351)	$ (2,717,010)	$ (2,254,649)
Net loss per common share basic and diluted	$ (0.19)	$ (0.11)	$ (0.25)	$ (0.27)
Weighted average shares outstanding used in calculating net loss per common share	11,017,640	8,397,442	11,007,405	8,331,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,695,715)	$ (2,195,495)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	57,717	45,133
Amortization of intangible assets	178,571	178,570
Amortization of discount on note payable	29,159	72,357
Impairment of intangible asset	1,517,859	-
Impairment of goodwill	-	390,659
Loss on disposal of equipment	7,377	-
Non-cash expenses exchanged for services	25,500	-
Stock-based compensation	75,077	163,721
Changes in current assets and liabilities:
Increase in receivables	(99,728)	(79,830)
Decrease (increase) in prepaid and other current assets	99,361	(15,944)
Decrease (increase) in inventory	22,988	(61,733)
Increase in consigned inventory	(124,448)	-
Increase in income taxes payable	50	50
Increase in accounts payable	28,622	6,194
Decrease in accrued liabilities	(54,445)	(197,899)
Increase in deferred revenue	107,464	-
Increase (decrease) in interest payable	45,981	(1,609)
Cash used in operating activities	(778,610)	(1,695,826)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,399)	(15,772)
Acquisition of business	-	3,355
Cash used in investing activities	(1,399)	(12,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes payable	-	1,570,000
Proceeds from issuance of senior secured notes payable	714,000	-
Repayment of senior subordinated note payable	-	(500,000)
Proceeds from issuance of common shares	88,000	-
Proceeds from issuance of Series D preferred shares	-	509,963
Repayment on equipment loan payable	(28,032)	(18,685)
Cash provided by financing activities	$ 773,968	$ 1,561,278

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,041)	(146,965)
CASH AND CASH EQUIVALENTS, beginning of period	21,234	186,864
CASH AND CASH EQUIVALENTS, end of period	$ 15,193	$ 39,899

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  PRINCIPAL BUSINESS ACTIVITIES

Organization and Business - Heatwurx, Inc. (“Heatwurx,” the “Company”) is an asphalt repair equipment and technology company.  Heatwurx was incorporated on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011.  On January 1, 2014, Heatwurx acquired Dr. Pave, LLC, a service company offering asphalt repair and restoration.  On July 22, 2014 Dr. Pave Worldwide, LLC was organized to offer franchises for the operation of businesses that use the Heatwurx branded equipment and Heatwurx repair process to repair, maintain and preserve roadways.  (Note 5)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of June 30, 2015 and the results of operations for the periods then ended.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The Company’s accounting policies did not change in the first half of 2015.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

The Company’s consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC; both wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as described below, certain factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company also faces certain risks and uncertainties which are present in many emerging companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party manufacturing organizations.

The Company has previously relied exclusively on private placements with a small group of investors to finance its business and operations.  The Company has had little revenue since inception.  For the six months ended June 30, 2015, the Company incurred a net loss of approximately $2,696,000 and utilized approximately $779,000 in cash flows from operating activities.  The Company had cash on hand of approximately $15,000 as of June 30, 2015.  The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.   The Company does not currently have any revenue under contract nor does it have any immediate sales prospects.  The Company has moved to list the asphalt paving assets and the intellectual property inclusive of patents and trademarks for sale.  The Company is also interested in potential merger candidates within the asphalt industry.  The Company has scaled back operations during this time and will evaluate proposals received to determine if there is a viable option to re-strategize the Company.  If the Company fails to identify a purchaser for the asphalt paving assets and intellectual property or fails to merge or be acquired by another company it will be required to terminate its operations.

As of June 30, 2015, the Company had approximately $15,000 cash on hand and was spending approximately $170,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet the Company’s operating expenses.  As of June 30, 2015, the Company received cash in the aggregate of $714,000 and converted a $160,000 secured note plus accrued interest and a $20,000 unsecured note into the $2,000,000 senior secured debt offering commenced in February 2015.  Based upon the Company’s current financial position and inability to obtain additional financing, the Company does not believe it will be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  The Company will work with the lenders to explore extension or conversion options, but there is no guarantee the lenders will agree to modify the repayment terms of the notes under conditions that will allow the Company to continue to repay the notes, if at all. As these notes are secured by all of the assets of the Company, including intellectual property rights.  The Company is in default in regards to interest payments on the notes, the lenders may call the notes and foreclose on the Company’s assets.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company commenced a $2,000,000 secured debt offering, the Company does not believe it will be able to raise additional amounts under the offering.  The Company is solely reliant on raising debt and capital in order to maintain its operations.  Previously the Company, has been able to raise debt and equity financing through the assistance of a small number of investors who have been substantial participants in its debt and equity offerings since the Company’s formation.  These investors have chosen not to further assist the Company with its capital raising initiatives and, at this time, the Company is not able to obtain any alternative forms of financing and the Company will not be able to continue to satisfy its current or long term obligations.  The Company needs to merge with, be acquired by another company, or identify a purchaser of its assets including intellectual property.  If a candidate is not identified the Company will be forced to cease operations all together.

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

Recent Accounting Pronouncements - From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to be material to its financial statements upon adoption.

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. An entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including the interim periods within those fiscal years.

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

The Financial Accounting Standards Board recently issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) "Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)," (b) "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables," and (c) "Background Information and Basis for Conclusions."  The new presentation guidance is effective for interim and annual periods beginning after December 15, 2017.  The Company is considering the impact of the adoption of ASU 2014-09 on its results of operations, financial condition and cash flows.

3.  NOTE RECEIVABLE

The Company entered into an Equipment Purchase and License Agreement, in which the Company financed $89,964 with a note bearing 12% interest per annum payable monthly.  Interest only payments are due monthly with principal and unpaid interest due on February 28, 2016.  The Company has the option to extend the financing for an additional twelve months, if the licensee is in good standing.  Interest of $3,799 is included in the Note receivable balance of $88,763 as of June 30, 2015.  Revenues under this agreement are recorded in deferred revenue and will be recognized in accordance with the Company’s revenue recognition policy.

4.  PROPERTY AND EQUIPMENT

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	June 30, 2015	December 31, 2014
Computer equipment & software	$28,225	$30,152
Demo equipment	591,182	599,432
Leasehold improvements	22,580	22,580
	641,987	652,164
Accumulated depreciation	(243,468)	(185,751)
	$398,519	$466,413

Depreciation expense was $28,628 and $57,717 for the three and six months ended June 30, 2015; and was $23,358 and $45,133 for the three and six months ended June 30, 2014. The Company recognized a loss on disposal of assets during the three and six months ended June 30, 2015 of $7,377.

5.  ASSET PURCHASE AGREEMENT

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000.

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain distribution relationships that were in process, but not finalized as of the acquisition date.  Collectively, these investments constitute the in-process research and development the Company refers to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of seven years. The initial estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.  Based on the Company’s financial position and substantial doubt about the Company’s ability to continue as a going concern, the Company has chosen to estimate future cash flows at zero.  The Company recognized an impairment of $1,517,859 during the three and six months ended June 30, 2015.  As of June 30, 2015, the Company’s developed technology intangible asset had no value.  Amortization expense prior to the impairment for the three and six months ended June 30, 2015 was $89,285 and $178,571, respectively.  The amortization expense for the three and six months ended June 30, 2014 was $89,285 and $178,570, respectively.

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

6.  NOTES PAYABLE

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

As of June 30, 2015, the Company has total notes outstanding from the non-public offering in the aggregate principal amount of $350,000 and were issued with an aggregate of 116,665 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $102,357 as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement. The Company recognized amortization of discount on notes payable in interest expense of $12,805 and $25,469 during the three and six months ended June 30, 2015, respectively.  The Company recognized amortization of discount on notes payable in interest expense of $32,086 and $52,436 during the three and six months ended June 30, 2014, respectively.  As of June 30, 2015 there were notes outstanding with a carrying amount of $323,264, net of $26,736 debt discount.

On March 1, 2014, the Company commenced a similar non-public offering of notes and warrants up to $3,000,000 which closed December 31, 2014.  The promissory notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Each lender in the offering received one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  As of June 30, 2015, the Company has total notes outstanding in the aggregate principal amount of $70,000 and were issued with an aggregate of 23,332 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $12,801 as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement.  The Company recognized amortization of discount on notes payable in interest expense of $1,855 and $3,690 during the three and six months ended June 30, 2015, respectively.  The Company recognized amortization of discount on notes payable in interest expense of $1,488 for the three and six months ended June 30, 2014, respectively.  As of June 30, 2015 there were notes outstanding with a carrying amount of $66,127, net of $3,873 debt discount.

Interest on the unsecured notes payable totaling $11,832 was outstanding at June 30, 2015.

Revolving line of credit - The Company assumed a revolving line of credit through the acquisition of Dr. Pave in the amount of $229,980, and is secured by the assets of Dr. Pave, LLC a wholly owned subsidiary of the Company.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The outstanding principal balance as of July 1, 2015 shall become due and payable in sixty (60) equally amortized monthly installments of principal and interest due on the fifteenth day of each calendar month until paid in full.  Notwithstanding anything to the contrary herein, all outstanding debt shall be due and payable in full on or before December 31, 2015.

Interest on the revolving line of credit totaling $16,030 was outstanding at June 30, 2015.

Secured Notes Payable - The Company assumed secured notes payable through the acquisition of Dr. Pave in the amount of $160,000.  The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month. If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The principal amount and accrued in the amount of $14,361 was converted into the senior secured loan agreement as described below on June 30, 2015.

On February 16, 2015, the Company entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. As of June 30, 2015 there were notes outstanding with an aggregate principal amount of $908,361.

Interest on the secured notes payable totaling $23,299 was outstanding at June 30, 2015.  The Company has not paid the interest on the notes timely and is therefore in default on the senior secured loan agreement.  The lenders may call the notes or foreclose upon the assets of the Company.

As of August 16, 2015; all senior secured notes were extended to a maturity date of February 15, 2016.

Loan Payable

In September 2012, the Company financed the purchase of equipment used for transportation and service work performed.  The note, in the original amount of $142,290, bears interest at a rate of 2.6% per annum and matures on September 4, 2017.  As of June 30, 2015 the Company has three months of payments totaling $7,586 in payables.  If payments are not made to bring the account current, the lender may begin repossession procedures of the equipment.

In August 2013, the Company financed the purchase of a truck to transport our equipment used in service and demonstrations.  The loan, in the amount of $83,507, bears interest at a rate of 6.1% per annum and matures on December 1, 2018.

In September 2014, the Company financed the purchase of equipment used in connection with the Heatwurx equipment to facilitate demonstrations and repairs.  The loan, in the amount of $49,204; matures on October 15, 2018.  As of June 30, 2015 the Company has two months of payments totaling $2,068 in payables.

As of June 30, 2015, the loans are subject to mandatory principal payments as follows:

Year	Payments
2015	$ 1,166,795
2016	478,214
2017	49,856
2018	25,764
2019	--
Total principal payments	$ 1,720,629

Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2015.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  As of August 19, 2015; principal in the amount of $947,361 is outstanding and payable within six months under the secured notes.  These notes are secured by all of the assets of the Company, including intellectual property rights.  The Company is in default in regards to interest payments on the notes, the Company’s assets may be foreclosed upon.

7.  STOCKHOLDERS’ EQUITY

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 11,061,414 shares issued and 11,017,388 outstanding at June 30, 2015 and 9,495,045 shares issued and 10,952,356 outstanding at December 31, 2014.

On October 1, 2014, the Company commenced a non-public equity offering of units at $1.75 per unit (the “Units”).  Each Unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units is payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  During the first half of 2015 the Company issued 50,285 shares of common stock and warrants to purchase 25,141 shares of common stock for cash proceeds of $88,000.

On March 13, 2015 the Company issued 15,000 common shares in exchange for consulting services.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of June 30, 2015 and December 31, 2014, there were 200 shares of Series B preferred shares that were automatically converted but have not been converted by transfer agent as of the date of this report and 178,924 Series D preferred shares outstanding.

Series D Preferred Stock - As of June 30, 2015 and December 31, 2014 there were 178,924 shares of Series D preferred stock outstanding.

Holders of Series D preferred stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D preferred stock, the Company paid dividends of $31,475 during the three and six months ended June 30, 2015.  The Company paid dividends of $45,665 and $89,683 during the three and six months ended June 30, 2014, respectively.  As of June 30, 2015 the Company has dividends payable in accrued expenses of $26,555.

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

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	1,320,000	$ 2.23	3.44
Granted	298,000	$ 3.00
Exercised	-	-
Cancelled	(371,500)	$ 2.46
Balance, December 31, 2014	1,246,500	$ 2.35	2.83
Granted	425,000	$ 1.50
Exercised	-	-
Cancelled	(898,000)	$ 2.35
Balance, June 30, 2015	773,500	$ 1.87	3.74
Exercisable, December 31, 2014	882,583	$ 2.20
Exercisable, June 30, 2015	645,333	$1.88

On April 30, 2015, the Board of Directors approved the grant of 125,000 options to the former CEO of the Company, David Dworsky, in accordance with the terms of the 2011 Equity Incentive Plan, as amended.  The options vest immediately and have an exercise price of $1.50 per share, with an expiration date of five years from the grant date.  Mr. Dworsky forfeited his vested options of 93,750 and unvested options of 206,250 with an exercise price of $3.00 per share.

On April 30, 2015, the Board of Directors approved the grant of 100,000 options to an employee for continued consulting services, in accordance with the terms of the 2011 Equity Incentive Plan, as amended.  The options vest immediately and have an exercise price of $1.50 per share, with an expiration date of five years from the grant date.  The employee forfeited his vested options of 100,000 and unvested options of 100,000 with an exercise price of $2.00 per share.

On April 30, 2015, the Board of Directors approved the grant of 200,000 options to employees of the Company, in accordance with the terms of the 2011 Equity Incentive Plan, as amended. One-half of the options vest immediately, with the remaining vesting on the one year anniversary of the grant date.  The options have an exercise price of $1.50 per share, with an expiration date of five years from the grant date.

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

June 30, 2015
Risk-free interest rate range	1.43%
Expected life	5.0 Years
Vesting period	0 - 1Year
Expected volatility	42%
Expected dividend	-
Estimated forfeiture rate	25%
Fair value range of options at grant date	$0.259

The Company recorded stock-based compensation expense of $39,525 and $75,077 during the three and six months ended June 30, 2015, respectively.  The Company recorded stock-based compensation expense of $34,313 and $163,721 during the three and six months ended June 30, 2014, respectively.

As of June 30, 2015 there was $31,965 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three and six months ended June 30, 2015.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,440,000	$ 0.11
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2014	1,440,000	$ 0.11
Granted	-	-
Exercised	-	-
Cancelled	(1,400,000)	$ 0.06
Balance, June 30, 2015	40,000	$2.00
Exercisable, December 31, 2014 and June 30, 2015	40,000	$ 2.00

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	363,824	$ 3.00	1.88
Granted	2,061,156	$ 2.39
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2014	2,424,980	$ 2.48	2.28
Granted	25,141	$2.00
Exercised	-	-
Cancelled	-	-
Balance, June 30, 2015	2,450,121	$2.48	1.79

8.  NET LOSS PER COMMON SHARE

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

Outstanding options and warrants underlying 3,263,621 shares were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net Loss	$ (2,051,108)	$ (851,216)	$ (2,695,715)	$ (2,195,495)
Basic and diluted:
Preferred stock cumulative dividend - Series B (1)	--	670	--	(62,227)
Preferred stock cumulative dividend - Series C	--	296	--	2,200
Preferred stock cumulative dividend - Series D	10,706	60,169	21,295	119,181
Income applicable to preferred stockholders	10,706	61,135	21,295	59,154
Net loss applicable to common stockholders	$ (2,061,814)	$ (912,351)	$ (2,717,010)	$ (2,254,649)

(1)

Upon conversion of the Series B preferred stock into common stock, the holders of the Series B preferred stock were no longer entitled to the dividends recorded in the adjustment to net loss applicable to common shareholders in prior periods.  As a result, current year reported dividends were adjusted downward to reflect this release of accumulated dividends.

9.  COMMITMENTS AND CONTINGENCIES

Lease Commitments - The Company leases warehouse and office space for the equipment and operations located in Gardena, CA.  The lease term continues through July 2015.

Total rent expense for the three and six months ended June 30, 2015 was $15,057 and $30,114, respectively.  The rent expense for the three and six months ended June 30, 2014 was $19,305 and $38,404, respectively.

10.  RELATED PARTY TRANSACTIONS

Consulting arrangements

The Company has a consulting arrangement with Heather Kearns, the Interim Chief Financial officer and paid consulting fees of $18,000 and $45,000 during the three and six months ended June 30, 2015, and has $3,600 in current liabilities as of June 30, 2015.

Dividend and Interest activity

As of June 30, 2015 the Company has secured notes payable with JMW Fund, LLC, The Richland Fund, LLC and The San Gabriel Fund, LLC in the aggregate amount of $873,361; an outstanding balance of $138,000 on the revolving line of credit.  Mr. Yorke, as the manager, received or has accrued interest payments from loans payable in 2015 totaling $32,080.  See Note 12 for additional disclosure.

During the three and six months ended June 30, 2015, Mr. Gus Blass III, a member of our board of directors and a stockholder, received or has accrued dividends from preferred stock totaling $5,918.  In addition, Mr. Gus Blass II, a former member of our board of directors and father to Mr. Gus Blass III, a member of our board of directors, was issued an unsecured note payable in the amount of $250,000 during 2014, paying interest at 12% per annum, with a maturity date of January 6, 2016.  Mr. Blass II, received or has accrued interest payments in 2015 totaling $14,877.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
	2015	2014
Cash paid for interest	$25,356	$152,813
Series C Dividend payable in accrued expenses	$--	$17,870
Series D Dividend payable in accrued expenses	$26,555	$49,237

Non-Cash investing and financing transactions
Shares issued for consulting services	$25,500	$--
Beneficial conversion feature on warrants issued in conjunction with Series D preferred shares	$--	$24,279
Shares issued in acquisition of Dr. Pave	$--	$175,000

12.  SUBSEQUENT EVENTS

On July 7, 2015, the Company issued a press release disclosing the listing of the Company’s intellectual property inclusive of patents and trademarks of the company for sale, as well as the asphalt paving assets, or in the alternative seek a potential merger candidate in the asphalt industry.  The Company significantly scaled down operations during July and through the date of this report to receive and evaluate proposals for purchasing the intellectual property or interested candidates in merging or acquiring the Company.  The Company is still negotiating with prospective parties.  If the Company does not reach an agreement, it will be required to cease all operations.

On August 1, 2015 the Company is no longer under a rental lease agreement for the office and warehouse space in Gardena, CA.  The Company is now on a month-to-month agreement and will be required to exit the premises if the landlord identifies a new tenant.

The Company has missed the first principal payment in regards to the Dr. Pave revolving line of credit.  The revolving line of credit is secured by the assets of Dr. Pave, LLC a wholly owned subsidiary of the Company with a book value of $83,895.  The Company is in default and the lender may at any time foreclose upon the Dr. Pave assets.

Heather Kearns has tendered her resignation as Interim Chief Executive Officer and Interim Chief Financial Officer with an effective 11:59 pm on August 19, 2015.

Debt offerings

On August 16, 2015 the Company extended all Secured Notes issued under the Senior Secured Loan Agreement to February 15, 2016, in the aggregate amount of $947,361.  In addition, interest has accrued and continues to accrue under the terms of the Notes. The Company shall pay interest and continue to accrue monthly interest under the terms of the Notes until February 15, 2016.  The Company entered into notes under the senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund in an aggregate principal amount of $39,000, included in the total loan amount extended as stated above, subsequent to the quarter-end. The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. The Company is in default on interest payments related to the secured notes, the lenders have the right to call the notes or to foreclose on the assets of the Company.

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

•

The ability of the Company to continue any operations without additional funding;

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

We are no longer receiving financial support and we do not believe we will be able to obtain financing from another source at this time.  We do not believe it will be able to satisfy the mandatory principal payments under the $2,000,000 senior secured debt.  As these notes are secured by all of the assets of the Company, including intellectual property rights, and we are in default in regards to interest payments on the notes, the lenders may call the notes and foreclose on our assets.  We believe there is value in the innovative Heatwurx equipment and therefore have listed the asphalt paving assets and intellectual property for sale.  We will evaluate proposals received to determine if there is a viable option to re-strategize the Company in the coming months.

In January 2014, we acquired Dr. Pave, LLC a service company offering asphalt repair and restoration utilizing the Heatwurx asphalt repair technology.  Our company, together with Dr. Pave, offers asphalt restoration services to municipalities and the commercial sector in southern California.  Do to the slow growth in the service sector the Company has chosen to significantly scale back operations and seek to merge or be acquired by operational asphalt companies within the U.S.; or sell the assets of the Company as stated above.

Effective July 22, 2014, we established a new entity named Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We formally launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company has decided not to renew its franchise registrations throughout the U.S. at this time do to the extensive costs.

If we fail to identify a purchaser for the asphalt paving assets and intellectual property or fail to merge or be acquired by another company we will be required to terminate our operations.

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

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

For the six months ended June 30, 2015, our net loss was $2,695,715, compared to a net loss of $2,195,495 for the same period of 2014.  Further description of these losses is provided below.

Revenue

Revenue decreased to approximately $67,000 for the six months ended June 30, 2015 from approximately $133,000 for the six months ended June 30, 2014, as a result of decreased equipment sales and service revenue during the period.

Cost of goods sold

Cost of goods sold decreased to approximately $40,000 for the six months ended June 30, 2015 from approximately $79,000 for the six months ended June 30, 2014.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $1,069,000 for the six months ended June 30, 2015 from approximately $1,517,000 for the six months ended June 30, 2014. The decrease in selling, general and administrative expenses is principally due to a decrease in employee expenses of approximately $283,000; a decrease in travel and office expenses of approximately $62,000 which includes commercial insurance, rent and other expenses; a decrease in equipment supplies and maintenance costs of approximately $59,000; and a decrease in advertising and promotion of approximately $44,000.

Based on our current financial condition and the inability to obtain financing; we are unable to pursue the necessary commercialization activities to drive us to profitability.  We have therefore estimated no future cash flows related to the intangible assets and have recognized an impairment of intangible assets in the amount of $1,517,859.

As part of the acquisition of Dr. Pave in 2014, we recognized goodwill in the amount of $390,659 as part of the total consideration paid.  We determined goodwill should be immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense in the income statement, during the six months ended June 30, 2014.

Research and Development

Research and development decreased to approximately $25,000 for the six months ended June 30, 2015 from approximately $168,000 for the six months ended June 30, 2014, as a result of fewer patent applications being filed thereby reducing the legal fees associated therewith, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

For the three months ended June 30, 2015, our net loss was $2,051,108, compared to a net loss of $851,216 for the same period of 2014.  Further description of these losses is provided below.

Revenue

Revenue decreased to approximately $20,000 for the three months ended June 30, 2015 from approximately $113,000 for the three months ended June 30, 2014, as a result of decreased equipment sales and service revenue during the period.

Cost of goods sold

Cost of goods sold decreased to approximately $11,000 for the three months ended June 30, 2015 from approximately $70,000 for the three months ended June 30, 2014.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $467,000 for the three months ended June 30, 2015 from approximately $712,000 for the three months ended June 30, 2014. The decrease in selling, general and administrative expenses is principally due to a decrease in employee expenses of approximately $131,000; a decrease in travel and office expenses of approximately $43,000 which includes commercial insurance, rent and other expenses; a decrease in equipment supplies and maintenance costs of approximately $37,000; a decrease in advertising and promotion of approximately $23,000 and a decrease in legal fees of approximately $11,000.

Based on our current financial condition and the inability to obtain financing; we are unable to pursue the necessary commercialization activities to drive us to profitability.  We have therefore estimated no future cash flows related to the intangible assets and have recognized an impairment of intangible assets in the amount of $1,517,859.

Research and Development

Research and development decreased to approximately $11,000 for the three months ended June 30, 2015 from approximately $68,000 for the six months ended June 30, 2014, as a result of fewer patent applications being filed thereby reducing the legal fees associated therewith, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

Liquidity and capital resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2015, we had an accumulated deficit of approximately $15,622,000.

We have previously relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the six months ended June 30, 2015, we incurred a net loss of approximately $2,696,000 and utilized approximately $779,000 in cash flows from operating activities.  We had cash on hand of approximately $15,000 as of June 30, 2015.  We are not able to obtain additional financing adequate to fulfill our commercialization activities, or achieve a level of revenues adequate to support our cost structure.  We do not believe we will be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  As these notes are secured by all of the assets of the Company, including intellectual property rights, and we are in default in regards to interest payments on the notes, the lenders may call the notes and foreclose on our assets.  We have moved to list the asphalt paving assets and intellectual property inclusive of patents and trademarks for sale.  We are also interested in potential merger candidates within the asphalt industry.  We have scaled back operations during this time and will evaluate proposals received to determine if there is a viable option to re-strategize the Company.  If we fail to identify a purchaser for the assets including the intellectual property or fail to merge or be acquired by another company, we will be required to terminate our operations.

As of June 30, 2015, we had approximately $15,000 cash on hand and were spending approximately $170,000 per month, of which only a minor amount was satisfied by gross proceeds from operations.  Hence, the amount of cash on hand is not adequate to meet our operating expenses.

Financing Activities

On March 1, 2015, we closed our non-public equity offering at $1.75 per unit (the “Units”).  Each Unit consisted of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units was payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  For the six months ended June 30, 2015, we raised cash proceeds of $88,000 and issued 50,285 shares of common stock and warrants to purchase 25,141 shares of common stock as part of the private equity offering.

On February 16, 2015, we entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to us up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. During the six months ended June 30, 2015, we have issued notes with an aggregate principal amount of $908,361.

We received $80,000 in short-term unsecured notes in January 2015; which were converted on February 23, 2015 into senior secured notes payable under the $2 million loan agreement as described above, and included above in the aggregate principal amount.  In addition, on February 23, 2015 we converted the outstanding $20,000 short-term unsecured note, entered into during December 2014, into a senior secured note payable under the $2 million loan agreement, included above in the aggregate principal amount.

In June 2015 we converted $160,000 in secured notes plus accrued interest of $14,361 into senior secured notes payable under the $2 million loan agreement, and is included above in the aggregate principal amount.  As of August 19, 2015 we have issued notes for an additional $39,000 in relation to the $2,000,000 senior secured debt offering.

Based upon the Company’s current financial position and inability to obtain additional financing, we do not believe it will be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  We will work with the lenders to explore extension or conversion options.  These notes are secured by all of the assets of the Company, including intellectual property rights.  We are in default in regards to interest payments on the notes, our assets may be foreclosed upon.

Cash Requirements

The issues described above raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern. We are solely reliant on raising capital or borrowing funds in order to maintain our operations.  Previously we have been able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in its debt and equity offerings since our formation.  These investors have chosen not to assist us with our capital raising initiatives.  At this time we are not able to obtain any alternative forms of financing and we will not be able to continue to satisfy our current or long term obligations.  We desire to merge or be acquired by another company or identify a purchaser of the assets.  If a candidate is not identified we will cease operations all together.

Recent accounting pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2015 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, has concluded, based on evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) not effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission due to the material weakness noted below, and (2) lacking design to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Material Weakness and Related Remediation Initiatives

Our CEO and CFO concluded the following material weaknesses existed: 1. Due to our budget constraints, our accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. If we are able to secure operating funds, we expect to implement these various action plans during 2015. If we are able to complete these action plans in a timely manner, we anticipate that the material weakness will be remediated by December 31, 2015, if funds are available.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the three and six months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We are currently in default under two separate secured notes and, if either of our creditors chooses, our assets will be foreclosed upon and we will have no business operations.

On April 1, 2015, we failed to make a mandatory interest payment under a secured note dated February 16, 2015. The failure to make a mandatory interest payment constituted an event of default under the note. Upon the occurrence of an event of default under the note, the creditors may foreclose upon all of the assets of our company.

On August 15, 2015, we failed to make a mandatory payment under the revolving line of credit we assumed upon the acquisition of Dr. Pave, LLC by our company. The revolving line of credit is secured by all of the assets of Dr. Pave, LLC. Due to our failure to make the mandatory payment, the creditors under the revolving line of credit could foreclose upon all of the assets of Dr. Pave, LLC.

If any of our creditors who have been issued secured notes elects to foreclose upon our assets, we will no longer have any business operations.

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

Our ability to service our indebtedness is dependent on our ability to generate cash from internal operations or from additional debt or equity offerings sufficient to make required payments on such indebtedness, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, some of which factors are further described in this “Risk Factors” section. We are permitted by the terms of our indebtedness to incur additional indebtedness; however, we have recently only received funds from a limited number of related parties and those related parties have ceased funding our operations. We have experienced negative cash flows from operating activities since inception, and our business may not generate sufficient cash flow from operations or from debt or equity offerings to enable us to service our indebtedness or to fund our other liquidity needs. We currently most likely be unable to make required payments on our secured line of credit which would result in a default and possible foreclosure of all of our assets. Such event could have a material adverse effect on us and we may need to take various actions, including seeking to refinance all or a portion of our indebtedness, seeking additional debt or equity financing or reducing or delaying capital expenditures, strategic acquisitions, and we may not be able to do so on commercially reasonable terms or at all.

Effective August 19, 2015 we will have no principal executive officer or principal financial or accounting officer. If we are unable to find a replacement, we may be forced to cease operations.

Effective August 19, 2015 at 11:59 pm, Heather Kearns, our Chief Executive Officer and Chief Financial Officer resigned from all positions in our company. Prior to Ms. Kearns’ resignation, she had been handling many of the day-to-day operations of our company. In addition, Ms. Kearns had been preparing our financial statements and SEC filings, including Sarbanes-Oxley compliance. Currently, due to financial constraints, we have been unable to find a replacement for Ms. Kearns. If we are unable to find a replacement for Ms. Kearns in a timely fashion, we may be unable to continue operations, prepare our financial statements, or comply with SEC disclosure requirements.

ITEM 5.  OTHER INFORMATION

On April 1, 2015, we failed to make a mandatory interest payment under a secured note dated February 16, 2015. The failure to make a mandatory interest payment constituted an event of default under the note. Upon the occurrence of an event of default under the note, the creditors may foreclose upon all of the assets of our company.

The Company has missed the first principal payment, August 15, 2015, in regards to the Dr. Pave revolving line of credit.  The revolving line of credit is secured by the assets of Dr. Pave, LLC a wholly owned subsidiary of Heatwurx with a book value of $83,895.  The Company is in default and the lender may at any time foreclose upon the Dr. Pave assets.

On August 16, 2015 the Company extended all Secured Notes issued under the Senior Secured Loan Agreement to February 15, 2016, in the aggregate amount of $947,360.52.  In addition, interest has accrued and continues to accrue under the terms of the Notes. The Company shall pay interest and continue to accrue monthly interest under the terms of the Notes until February 15, 2016.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. Upon the occurrence of an event of default the lenders have the right to foreclose on the assets of the Company.

Effective August 19, 2015, Heather Kearns resigned from her positions as our Chief Executive Officer and Chief Financial Officer.  In connection with Ms. Kearns’ resignation, she had no disagreements with the Company on any matter relating to our operations, policies or practices.

ITEM 6.  EXHIBITS

SEC Ref. No.	Title of Document
10.1	Promissory Note Extension Agreement dated August 16, 2015
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HEATWURX, INC.

Date: August 19, 2015	By	/s/ Heather Kearns
Heather Kearns, Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)