Form 10-Q
period 2015-09-30
Heatwurx, Inc.
filed 2015-12-01
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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

YES [  ]  NO [X]

The registrant has 11,061,414 shares of common stock outstanding as of November 20, 2015.

HEATWURX, INC.

FORM 10-Q

For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 15,097	$ 21,234
Accounts receivable	11,613	4,095
Prepaid expenses and other current assets	5,970	131,862
Inventory	141,484	222,018
Consigned inventory	38,963	-
Assets held for sale	109,500	-
Total current assets	322,627	379,209
EQUIPMENT, net of depreciation	175,517	466,413
INTANGIBLE ASSETS, net of amortization	-	1,696,430
TOTAL ASSETS	$ 498,144	$ 2,542,052
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 190,726	$ 190,168
Accrued liabilities	101,140	105,613
Deferred revenue	22,500	58,165
Interest payable	104,150	19,541
Income taxes payable	175	100
Liability related to assets held for sale	43,549	-
Equipment loan payable	44,813	56,486
Senior secured notes payable	947,361	160,000
Revolving line of credit	229,980	229,980
Unsecured notes payable, net of discount of $15,788 at September 30, 2015	404,212	20,000
Total current liabilities	2,088,606	840,053
LONG-TERM LIABILITIES:
Equipment loan payable	27,507	133,834
Unsecured notes payable, net of discount of $59,768 at December 31, 2014	-	360,232
Total long-term liabilities	27,507	494,066
TOTAL LIABILITIES	2,116,113	1,334,119
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Series D preferred stock, $0.0001 par value, 4,500,000 shares authorized; 178,924 shares issued and outstanding at September 30, 2015 and December 31, 2014; liquidation preference of $810,859 at September 30, 2015 and $810,216 at December 31, 2014	18	18
Common stock, $0.0001 par value, 20,000,000 shares authorized; 11,061,414 issued and 11,017,641 outstanding at September 30, 2015 and 9,495,045 issued and 10,952,356 outstanding at December 31, 2014	1,102	1,095
Additional paid-in capital	14,309,615	14,111,944
Accumulated deficit	(15,928,704)	(12,905,124)
Total stockholders’ equity (deficit)	(1,617,969)	1,207,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 498,144	$ 2,542,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Equipment sales	$ 17,593	$ 16,624	$ 50,353	$ 101,069
Service revenue	-	35,997	28,870	79,872
Other revenue	40,572	-	45,572	4,860
Total revenues	58,165	52,621	124,795	185,801

COST OF GOODS SOLD	42,618	25,289	82,894	104,621
GROSS PROFIT	15,547	27,332	41,901	81,180

EXPENSES:
Selling, general and administrative	119,299	677,398	1,188,231	2,194,809
Research and development	1,714	11,729	27,146	179,993
Impairment of assets held for sale	84,999	-	84,999	-
Impairment of intangible asset	-	-	1,517,859	-
Impairment on goodwill	-	-	-	390,659
Total expenses	206,012	689,127	2,818,235	2,765,461

LOSS FROM OPERATIONS	(190,465)	(661,795)	(2,776,334)	(2,684,281)

OTHER INCOME AND EXPENSE:
Loss on disposal of assets	(44,128)	-	(51,505)	-
Interest income	850	1	4,651	75
Interest expense	(61,975)	(130,135)	(168,198)	(303,167)
Total other income and expense	(105,253)	(130,134)	(215,052)	(303,092)

LOSS BEFORE INCOME TAXES	(295,718)	(791,929)	(2,991,386)	(2,987,373)
Income taxes	(25)	(25)	(75)	(75)
NET LOSS	$ (295,743)	$ (791,954)	$ (2,991,461)	$ (2,987,448)

Preferred Stock Cumulative Dividend	10,824	79,886	32,119	139,040
Net loss applicable to common stockholders	$ (306,567)	$ (871,840)	$ (3,023,580)	$ (3,126,488)
Net loss per common share basic and diluted	$ (0.03)	$ (0.10)	$ (0.27)	$ (0.37)
Weighted average shares outstanding used in calculating net loss per common share	11,017,640	8,433,752	11,010,854	8,366,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,991,461)	$ (2,987,448)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	81,352	67,560
Amortization of intangible assets	178,571	267,856
Amortization of discount on note payable	43,980	130,701
Impairment of intangible asset	1,517,859	-
Impairment of assets held for sale	84,999	-
Impairment of goodwill	-	390,659
Loss on disposal of equipment	51,505	-
Bad debt expense	5,148	-
Shares issued for consulting	25,500	-
Stock-based compensation	84,178	209,854
Changes in current assets and liabilities:
Increase in receivables	(2,363)	(7,539)
Decrease (increase) in prepaid and other current assets	125,892	(12,468)
Increase in inventory	(19,379)	(56,207)
Increase in consigned inventory	(38,963)	-
Increase in income taxes payable	75	75
Increase in accounts payable	557	38,790
Decrease in accrued liabilities	(36,591)	(284,198)
Decrease in deferred revenue	(35,665)	-
Increase in interest payable	98,970	6,300
Cash used in operating activities	(825,836)	(2,236,065)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,399)	(25,719)
Acquisition of business	-	3,355
Cash used in investing activities	(1,399)	(22,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes payable	-	2,149,003
Proceeds from issuance of senior secured notes payable	753,000	-
Repayment of senior subordinated note payable	-	(500,000)
Proceeds from issuance of common shares and warrants	88,000	-
Proceeds from issuance of Series D preferred shares	-	509,963
Repayment on equipment loan payable	(19,902)	(31,667)
Cash provided by financing activities	$ 821,098	$ 2,127,299

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,137)	(131,130)
CASH AND CASH EQUIVALENTS, beginning of period	21,234	186,864
CASH AND CASH EQUIVALENTS, end of period	$ 15,097	$ 55,734

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIOD FROM DECEMBER 31, 2014 THROUGH

SEPTEMBER 30, 2015

	Series D Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Deficit	Total
	Shares	$	Shares	$	$	$	$
Balance at December 31, 2014	178,924	$ 18	10,952,356	$ 1,095	$ 14,111,944	$ (12,905,124)	$ 1,207,933
Shares and warrants issued pursuant to private placement dated October 1, 2014	--	--	50,285	5	87,995	--	88,000
Stock issued for consulting services	--	--	15,000	2	25,498	--	25,500
Stock-based compensation	--	--	--	--	84,178	--	84,178
Dividends accrued on Series D shares	--	--	--	--	--	(32,119)	(32,119)
Net loss for the period	--	--	--	--	--	(2,991,461)	(2,991,461)
Balance at September 30, 2015	178,924	$ 18	11,017,641	$ 1,102	$ 14,309,615	$ (15,928,704)	$ (1,617,969)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc. (“Heatwurx,” the “Company”) is an asphalt repair equipment and technology company.  Heatwurx was incorporated on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. on April 15, 2011.  On January 1, 2014, Heatwurx acquired Dr. Pave, LLC, a service company offering asphalt repair and restoration.  On July 22, 2014 Dr. Pave Worldwide, LLC was organized to offer franchises for the operation of businesses that use the Heatwurx branded equipment and Heatwurx repair process to repair, maintain and preserve roadways.  (Note 6)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of September 30, 2015 and the results of operations for the periods then ended.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The Company’s accounting policies did not change in the first half of 2015.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

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

The Company has previously relied exclusively on private placements with a small group of investors to finance its business and operations.  The Company has had little revenue since inception.  For the nine months ended September 30, 2015, the Company incurred a net loss of approximately $2,991,000 and utilized approximately $826,000 in cash flows from operating activities.  The Company had cash on hand of approximately $15,000 as of September 30, 2015.  The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.   The Company does not currently have any revenue under contract nor does it have any immediate sales prospects.  During the third quarter the Company moved to list the asphalt paving assets and the intellectual property inclusive of patents and trademarks for sale.  Several proposals were submitted to the Company, and following review by the Board of Directors, none were deemed suitable to satisfy the financial requirements of the Company moving forward.  The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensees, warehouse inventory and look for potential merger candidates.  It is the Company’s intention to move forward as a public entity and to seek other potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all our operations.

As of September 30, 2015, the Company had approximately $15,000 cash on hand and is spending approximately $10,000 per month as a result of the significant reduction in employees and overhead, of which only a minor amount was satisfied by gross proceeds from operations or sale of assets.  Hence, the amount of cash on hand is not adequate to meet our ongoing expenses.

During the nine months ended September 30, 2015, the Company received cash in the aggregate of $753,000 and converted a $160,000 secured note plus accrued interest and a $20,000 unsecured note into the $2,000,000 senior secured debt offering commenced in February 2015.  Based upon the Company’s current financial position and inability to obtain additional financing, the Company will not be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  The Company will continue to work with the lenders to explore extension or conversion options, but there is no guarantee the lenders will agree to modify the repayment terms of the notes under conditions that will allow the Company to continue to repay the notes, if at all. As these notes are secured by all of the assets of the Company, including intellectual property rights, the Company is in default in regards to interest payments on the notes, and the lenders may call the notes and foreclose on the Company’s assets.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company commenced a $2,000,000 secured debt offering, the Company does not believe it will be able to raise additional amounts under the offering.  The Company has been solely reliant on raising debt and capital in order to maintain its operations.  Previously the Company was able to raise debt and equity financing through the assistance of a small number of investors who have been substantial participants in its debt and equity offerings since the Company’s formation.  These investors have chosen not to further assist the Company with its capital raising initiatives and, at this time, the Company is not able to obtain any alternative forms of financing and the Company will not be able to continue to satisfy its current or long term obligations.  The Company needs to merge with or be acquired by another company.  If a candidate is not identified, the Company will be forced to cease operations all together.

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

Other revenue represents revenue on consumables, license fees and franchise fees.

Assets held for sale - Measured at Fair Value - In efforts to streamline the operations and expenses the Company has opted to sell or return certain assets to improve cash flow or settle debt.  The assets are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as long-lived assets held-for-sale and measured at their fair value based on the Company’s own judgments about assumptions that market participants would use in pricing the asset and on observable market data, when available.  An impairment loss is recorded in the statement of operations for long-lived assets held-for-sale when the carrying amount of the asset exceeds its fair value less cost to sell. A long-lived asset is not depreciated while it is classified as held-for-sale.

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

The Financial Accounting Standards Board recently issued ASU 2014-09 and ASU 2015-14, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) "Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)," (b) "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables," and (c) "Background Information and Basis for Conclusions."  The new presentation guidance is effective for interim and annual periods beginning after December 15, 2017.  The Company is considering the impact of the adoption of ASU 2014-09 on its results of operations, financial condition and cash flows.

3.  ASSETS HELD FOR SALE:

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the hierarchy are defined as follows:

•

Level 1 - inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

•

Level 2 - inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•

Level 3 - inputs to the valuation techniques that are unobservable for the assets or liabilities

The Company reviews the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The Company estimated the fair values of long-lived assets based on the Company’s own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. The Company classified these fair value measurements as Level 3.

Assets held for sale	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equipment	Inventory	Total
Beginning balance	$-	$-	$-
Additions	118,049	46,000	164,049
Settlements	(54,549)	-	(54,549)
Ending balance	$63,500	$46,000	$109,500
Impairment losses recognized	$67,514	$17,485	$84,999

4.  NOTE RECEIVABLE:

The Company entered into an Equipment Purchase and License Agreement, in which the Company financed $89,964 with a note bearing 12% interest per annum payable monthly in March 2015.  Interest only payments were due monthly with principal and unpaid interest due on February 28, 2016.  Interest of $4,648 was included in the Note receivable through July 31, 2015.  In August, the Company had not received any payments to date under the agreement and made the decision to record the receivable as bad debt.  The revenue was recorded in deferred revenue and will not be recognized, and accrued interest receivable was recorded to bad debt expense.  There was no note receivable balance as of September 30, 2015.

5.  PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	September 30, 2015	December 31, 2014
Computer equipment & software	$23,517	$30,152
Demo equipment	301,706	599,432
Leasehold improvements	22,580	22,580
	347,803	652,164
Accumulated depreciation	(172,286)	(185,751)
	$175,517	$466,413

Depreciation expense was $23,635 and $81,352 for the three and nine months ended September 30, 2015; and was $22,427 and $67,560 for the three and nine months ended September 30, 2014. The Company recognized a loss on disposal of assets of $44,128 during the three and $51,505 during the nine months ended September 30, 2015.  The Company reclassified total assets with a net book value of $185,563 to assets held for sale, at fair market value and recognized a loss on impairment of assets held for sale during the three and nine months ended September 30, 2015 of $67,514.

6.  ASSET PURCHASE AGREEMENT:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000.

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain distribution relationships that were in process, but not finalized as of the acquisition date.  Collectively, these investments constitute the in-process research and development the Company refers to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development is now classified as developed technology and amortized over its estimated useful life of seven years. The initial estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.  Based on the Company’s financial position and substantial doubt about the Company’s ability to continue as a going concern, the Company has chosen to estimate future cash flows at zero.  The Company recognized an impairment of $1,517,859 during the second quarter of 2015.  As of September 30, 2015, the Company’s developed technology intangible asset had no value.  Amortization expense prior to the impairment for 2015 was $178,571.  The amortization expense for the three and nine months ended September 30, 2014 was $89,286 and $267,856, respectively.

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

7.  NOTES PAYABLE:

Unsecured Notes Payable - On January 6, 2014, the Company commenced a non-public offering of notes and warrants of up to $1,000,000.  The promissory notes will bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  As additional consideration for a lender to enter into the Loan Agreement, the Company has agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company.  The Warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  The three-year warrants will be exercisable immediately at $3.00 per share.

As of September 30, 2015, the Company has total notes outstanding from the non-public offering in the aggregate principal amount of $350,000 and were issued with an aggregate of 116,665 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $102,357 as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement. The Company recognized amortization of discount on notes payable in interest expense of $15,788 and $43,980 during the three and nine months ended September 30, 2015, respectively.  The Company recognized amortization of discount on notes payable in interest expense of $32,439 and $84,875 during the three and nine months ended September 30, 2014, respectively.  As of September 30, 2015 there were notes outstanding with a carrying amount of $336,210, net of $13,790 debt discount.

On March 1, 2014, the Company commenced a similar non-public offering of notes and warrants up to $3,000,000 which closed December 31, 2014.  The promissory notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  Each lender in the offering received one warrant for each $3.00 loaned.  The three-year warrants will be exercisable immediately at $3.00 per share.  As of September 30, 2015, the Company has total notes outstanding in the aggregate principal amount of $70,000 and were issued with an aggregate of 23,332 warrants to the investors.  The warrants are detachable and exercisable immediately.  The Company allocated the fair value of the warrants in the amount of $12,801 as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement.  The Company recognized amortization of discount on notes payable in interest expense of $1,875 and $5,565 during the three and nine months ended September 30, 2015, respectively.  The Company recognized amortization of discount on notes payable in interest expense of $1,875 and $3,363 for the three and nine months ended September 30, 2014, respectively.  As of September 30, 2015 there were notes outstanding with a carrying amount of $68,002, net of $1,998 debt discount.

Interest on the unsecured notes payable totaling $24,536 was outstanding at September 30, 2015.

Revolving line of credit - The Company assumed a revolving line of credit through the acquisition of Dr. Pave in the amount of $229,980, and is secured by the assets of Dr. Pave, LLC a wholly owned subsidiary of the Company.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The outstanding principal balance as of July 1, 2015 shall become due and payable in sixty (60) equally amortized monthly installments of principal and interest due on the fifteenth day of each calendar month until paid in full.  Notwithstanding anything to the contrary herein, all outstanding debt in the amount of $229,980 shall be due and payable in full on or before December 31, 2015.

Interest on the revolving line of credit totaling $29,286 was outstanding at September 30, 2015.

Secured Notes Payable - The Company assumed secured notes payable through the acquisition of Dr. Pave in the amount of $160,000.  The notes bear interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month. If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The principal amount and accrued interest in the amount of $14,361 was converted into the senior secured loan agreement as described below on June 30, 2015.

On December 11, 2014, the Company received $20,000 in short-term unsecured debt.  The note bears interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on February 15, 2015.  As of December 31, 2014; principal in the amount of $20,000 was outstanding.  On February 23, 2015, the note was converted into a senior secured note payable under a $2 million loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund, described below.

On February 16, 2015, the Company entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. As of September 30, 2015 there were notes outstanding with an aggregate principal amount of $947,361.

Interest on the secured notes payable totaling $49,534 was outstanding at September 30, 2015.  The Company has not paid the interest on the notes timely and is therefore in default on the senior secured loan agreement.  The lenders may call the notes or foreclose upon the assets of the Company.

On August 16, 2015; all senior secured notes were extended to a maturity date of February 15, 2016.

Equipment Loan Payable

In September 2012, the Company financed the purchase of equipment used for transportation and service work performed.  The note, in the original amount of $142,290, bears interest at a rate of 2.6% per annum and matures on September 4, 2017.  As of September 30, 2015 the Company has six months of past due payments totaling $15,552 in current loan payable.  The Company returned the financed equipment subsequent to quarter end.  As of September 30, 2015 the Company reflected the equipment in assets and the full loan payable of $72,320 in liabilities.

In September 2014, the Company financed the purchase of equipment used in connection with the Heatwurx equipment to facilitate demonstrations and repairs.  The loan, in the amount of $49,204; matures on October 15, 2018.  As of September 30, 2015 the Company has five months of past due payments totaling $5,169 in current loan payable.  The Company reclassified the asset to Assets held for sale and recognized an impairment on the asset in the amount of $17,889.  As of September 30, 2015 the outstanding loan balance was $43,549 and is classified as liability relating to assets held for sale.

In August 2013, the Company financed the purchase of a truck to transport our equipment used in service and demonstrations.  The loan, in the amount of $83,507, bears interest at a rate of 6.1% per annum and matures on December 1, 2018.  On September 25, 2015 the Company returned the truck in efforts to relieve the debt.  As of September 30, 2015 the Company recognized an impairment on the asset in the amount of $5,215, the difference in the asset carrying value and the previous outstanding loan balance.  As of September 30, 2015 there is no liability outstanding.

As of September 30, 2015, the loans are subject to mandatory principal payments as follows:

Year	Payments
2015	$296,323
2016	1,396,816
2017	20,071
2018	--
2019	--
Total principal payments	$1,713,210
Less: unamortized debt discount	15,788
Less: current portion	1,669,915
Total long-term debt	$27,507

Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2015.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  As of September 30, 2015; principal in the amount of $947,361 is outstanding and payable within six months under the secured notes.  These notes are secured by all of the assets of the Company, including intellectual property rights.  The Company is in default in regards to interest payments on the notes, the Company’s assets may be foreclosed upon.

8.  STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 11,061,414 shares issued and 11,017,641 outstanding at September 30, 2015 and 9,495,045 shares issued and 10,952,356 outstanding at December 31, 2014.

On October 1, 2014, the Company commenced a non-public equity offering of units at $1.75 per unit (the “Units”).  Each Unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units is payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  During the first half of 2015, the Company issued 50,285 shares of common stock and warrants to purchase 25,141 shares of common stock for cash proceeds of $88,000.

On March 13, 2015 the Company issued 15,000 common shares in exchange for consulting services valued at $25,500.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of September 30, 2015 and December 31, 2014, there were 200 shares of Series B preferred shares that were automatically converted to common shares but have not been converted by transfer agent as of the date of this report and 178,924 Series D preferred shares outstanding.

Series D Preferred Stock - As of September 30, 2015 and December 31, 2014 there were 178,924 shares of Series D preferred stock outstanding.

Holders of Series D preferred stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D preferred stock, the Company paid no dividends during the three months ended September 30, 2015 and $31,475 during the nine months ended September 30, 2015.  The Company paid dividends of $49,254 and $138,937 during the three and nine months ended September 30, 2014, respectively.  As of September 30, 2015 the Company has dividends payable in accrued expenses of $40,084.

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

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	1,320,000	$ 2.23	3.44
Granted	298,000	$ 3.00
Exercised	-	-
Cancelled	(371,500)	$ 2.46
Balance, December 31, 2014	1,246,500	$ 2.35	2.83
Granted	425,000	$ 1.50
Exercised	-	-
Cancelled	(900,333)	$ 2.36
Balance, September 30, 2015	771,167	$ 1.87	3.10
Exercisable, December 31, 2014	882,583	$ 2.20
Exercisable, September 30, 2015	643,000	$ 1.88

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

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

September 30, 2015
Risk-free interest rate range	1.43%
Expected life	5.0 Years
Vesting period	0 - 1 Year
Expected volatility	42%
Expected dividend	-
Estimated forfeiture rate	25%
Fair value range of options at grant date	$0.259

The Company recorded stock-based compensation expense of $9,101 and $84,178 during the three and nine months ended September 30, 2015, respectively.  The Company recorded stock-based compensation expense of $46,133 and $209,854 during the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015 there was $19,441 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three and nine months ended September 30, 2015.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,440,000	$ 0.11
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2014	1,440,000	$ 0.11
Granted	-	-
Exercised	-	-
Cancelled	(1,400,000)	$ 0.06
Balance, September 30, 2015	40,000	$ 2.00
Exercisable, December 31, 2014 and September 30, 2015	40,000	$ 2.00

See Note 6 for further discussion of the performance options.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	363,824	$ 3.00	1.88
Granted	2,061,156	$ 2.39
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2014	2,424,980	$ 2.48	2.28
Granted	25,141	$ 2.00
Exercised	-	-
Cancelled	-	-
Balance, September 30, 2015	2,450,121	$ 2.48	1.54

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

Outstanding options and warrants underlying 3,261,288 shares were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net Loss	$ (295,743)	$ (791,954)	$ (2,991,461)	$ (2,987,448)
Basic and diluted:
Preferred stock cumulative dividend - Series B (1)	--	--	--	(62,227)
Preferred stock cumulative dividend - Series C	--	--	--	2,200
Preferred stock cumulative dividend - Series D	10,824	53,054	32,119	172,235
Income applicable to preferred stockholders	10,824	53,054	32,119	112,208
Deemed dividend	--	26,832	--	26,832
Net loss applicable to common stockholders	$ (306,567)	$ (871,840)	$ (3,023,580)	$ (3,126,488)

(1)

Upon conversion of the Series B preferred stock into common stock, the holders of the Series B preferred stock were no longer entitled to the dividends recorded in the adjustment to net loss applicable to common shareholders in prior periods.  As a result, current year reported dividends were adjusted downward to reflect this release of accumulated dividends.

10.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments – The Company leases warehouse and office space for the equipment and operations located in Gardena, CA.  On August 1, 2015 the Company is no longer under a rental lease agreement for the office and warehouse space in Gardena, CA.  The Company is now on a month-to-month agreement and will be required to exit the premises if the landlord identifies a new tenant.

Total rent expense for the three and nine months ended September 30, 2015 was $11,019 and $41,133, respectively.  The rent expense for the three and nine months ended September 30, 2014 was $5,280 and $43,684, respectively.

11.  RELATED PARTY TRANSACTIONS:

Consulting arrangements

The Company has a consulting arrangement with Heather Kearns, the former Interim Chief Financial officer and paid consulting fees of $18,000 and $45,000 during the three and nine months ended September 30, 2015, and has $19,600 in current liabilities as of September 30, 2015.

Dividend and Interest activity

As of September 30, 2015 the Company has secured notes payable with JMW Fund, LLC, The Richland Fund, LLC, The San Gabriel Fund, LLC and The Arroyo Fund, LLC in the aggregate amount of $947,361; an outstanding balance of $138,000 on the revolving line of credit.  Mr. Yorke, as the manager, received or has accrued interest payments from loans payable in 2015 totaling $64,904.  See Note 12 for additional disclosure.

During the three and nine months ended September 30, 2015, Mr. Gus Blass III, a former member of our board of directors and a stockholder, whom resigned September 15, 2015, received or has accrued dividends from preferred stock totaling $1,008 and $6,926, respectively.  In addition, Mr. Gus Blass II, a former member of our board of directors and father to Mr. Gus Blass III, a member of our board of directors, was issued an unsecured note payable in the amount of $250,000 during 2014, paying interest at 12% per annum, with a maturity date of January 6, 2016.  Mr. Blass II, received or has accrued interest payments in 2015 totaling $22,438.

12.  SUPPLEMENTAL CASH FLOW INFORMATION:

	Nine months ended September 30,
	2015	2014
Cash paid for interest	$25,356	$229,571
Series C Dividend payable in accrued expenses	$--	$--
Series D Dividend payable in accrued expenses	$40,084	$53,054

Non-Cash investing and financing transactions
Shares issued for consulting services	$25,500	$--
Conversion of unsecured debt to secured note payable	$20,000	$--
Financing the purchase of equipment under a 4 year loan agreement	$--	$49,204
Beneficial conversion feature on warrants issued in conjunction with Series D preferred shares	$--	$24,279
Shares issued in acquisition of Dr. Pave	$--	$175,000
Deemed dividend related to warrant extension	$--	$26,832

13.  SUBSEQUENT EVENTS:

The Company sold equipment included in assets held for sale at September 30, 2015 for total proceeds of $3,500 and turned in assets with estimated fair value of $111,662 to relieve the debt outstanding of $115,869.

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

We are no longer receiving financial support and we do not believe we will be able to obtain financing from another source at this time.  We do not believe we will be able to satisfy the mandatory principal payments under the $2,000,000 senior secured debt.  As these notes are secured by all of the assets of the Company, including intellectual property rights, and we are in default in regards to interest payments on the notes, the lenders may call the notes and foreclose on our assets.  We believe there is value in the innovative Heatwurx equipment and therefore listed the asphalt paving assets and intellectual property for sale during the third quarter.  Several proposals were submitted, and following review by the Board of Directors, none were deemed suitable to satisfy the financial requirement of the Company moving forward.  The Company intends to move forward as a public entity and seek other potential merger candidates.

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

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

For the nine months ended September 30, 2015, our net loss was $2,991,461, compared to a net loss of $2,987,448 for the same period of 2014.  Further description of these losses is provided below.

Revenue

Revenue decreased to approximately $125,000 for the nine months ended September 30, 2015 from approximately $186,000 for the nine months ended September 30, 2014, as a result of decreased equipment sales and service revenue during the period.

Cost of goods sold

Cost of goods sold decreased to approximately $83,000 for the nine months ended September 30, 2015 from approximately $105,000 for the nine months ended September 30, 2014.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $1,188,000 for the nine months ended September 30, 2015 from approximately $2,195,000 for the nine months ended September 30, 2014. The decrease in selling, general and administrative expenses is principally due to the significant reduction in operations activities which include a decrease in employee expenses of approximately $606,000; a decrease in advertising and promotion of approximately $240,000; a decrease in travel and office expenses of approximately $140,000 which includes commercial insurance, rent and other expenses; and a decrease in legal and investor relations expenses of $21,000.

As part of the strategy to keep operations running at minimum capacity, we have chosen to sell assets or return collateralized assets to relieve the debt, which are not critical to the continued operations. The items we consider critical will be our Heatwurx branded products the HWX-30 heater; HWX-30S heater, HWX-AP40 processor, which will remain in inventory.  We have reclassified these non-critical assets for sale from equipment or inventory and recognized an impairment loss when the carrying amount of the assets exceeds its fair value.  During the nine months ended September 30, 2015 we recognized an impairment on assets held for sale in the amount of $84,999.

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

Research and Development

Research and development decreased to approximately $27,000 for the nine months ended September 30, 2015 from approximately $180,000 for the nine months ended September 30, 2014, as a result of fewer patent applications being filed thereby reducing the legal fees associated therewith, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

For the three months ended September 30, 2015, our net loss was $295,743, compared to a net loss of 791,954 for the same period of 2014.  Further description of these losses is provided below.

Revenue

Revenue increased to approximately $58,000 for the three months ended September 30, 2015 from approximately $53,000 for the three months ended September 30, 2014, as a result of increased consumable sales offset by a decrease in service revenue during the period.

Cost of goods sold

Cost of goods sold increased to approximately $43,000 for the three months ended September 30, 2015 from approximately $25,000 for the three months ended September 30, 2014.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $119,000 for the three months ended September 30, 2015 from approximately $677,000 for the three months ended September 30, 2014. The decrease in selling, general and administrative expenses is principally due to a significant reduction in operating expenses, employees and overhead costs.  We had a decrease in employee expenses of approximately $324,000; a decrease in travel and office expenses of approximately $123,000 which includes commercial insurance, rent and other expenses; a decrease in advertising and promotion of approximately $92,000 and a decrease in legal fees of approximately $19,000.

As part of the strategy to keep operations running at minimum capacity, we have chosen to sell assets or return collateralized assets to relieve the debt, which are not critical to the continued operations. The items we consider critical will be our Heatwurx branded products the HWX-30 heater; HWX-30S heater, HWX-AP40 processor, which will remain in inventory.  We have reclassified these non-critical assets for sale from equipment or inventory and recognized an impairment loss when the carrying amount of the assets exceeds its fair value.  During the three months ended September 30, 2015 we recognized an impairment on assets held for sale in the amount of $84,999.

Research and Development

Research and development decreased to approximately $1,700 for the three months ended September 30, 2015 from approximately $12,000 for the three months ended September 30, 2014, as a result of fewer patent applications being filed thereby reducing the legal fees associated therewith, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

Liquidity and capital resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2015, we had an accumulated deficit of approximately $15,929,000.

We have previously relied exclusively on private placements with a small group of investors to finance our business and operations.  We have had little revenue since our inception.  For the nine months ended September 30, 2015, we incurred a net loss of approximately $2,991,000 and utilized approximately $826,000 in cash flows from operating activities.  We had cash on hand of approximately $15,000 as of September 30, 2015.  We are not able to obtain additional financing adequate to fulfill our commercialization activities, or achieve a level of revenues adequate to support our cost structure.  We do not believe we will be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  As these notes are secured by all of the assets of the Company, including intellectual property rights, and we are in default in regards to interest payments on the notes, the lenders may call the notes and foreclose on our assets.  During the quarter we moved to list the asphalt paving assets and intellectual property inclusive of patents and trademarks for sale.  We were unable to receive a reasonable offer and have therefore chosen not to sell the assets.  We have decided to scale back operations significantly to maintain only a minimal level of operations necessary to support our licensees, warehouse inventory and look for potential merger candidates.  It is our intention to move forward as a public entity and to seek other potential merger candidates.  If we fail to merge or be acquired by another company, we will be required to terminate all our operations.

As of September 30, 2015, we had approximately $15,000 cash on hand and were spending approximately $10,000 per month as a result of the significant reduction in employees and overhead, of which only a minor amount was satisfied by gross proceeds from operations or sale of assets.  Hence, the amount of cash on hand is not adequate to meet our ongoing expenses.

Financing Activities

On March 1, 2015, we closed our non-public equity offering at $1.75 per unit (the “Units”).  Each Unit consisted of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units was payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  For the nine months ended September 30, 2015, we raised cash proceeds of $88,000 and issued 50,285 shares of common stock and warrants to purchase 25,141 shares of common stock as part of the private equity offering.

On February 16, 2015, we entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to us up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. During the nine months ended September 30, 2015, we have issued notes with an aggregate principal amount of $947,361.

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

Based upon the Company’s current financial position and inability to obtain additional financing, we do not believe it will be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  We will continue to work with the lenders to explore additional extension or conversion options as needed.  These notes are secured by all of the assets of the Company, including intellectual property rights.  We are in default in regards to interest payments on the notes, our assets may be foreclosed upon.

Cash Requirements

The issues described above raise substantial doubt about our ability to continue as a going concern. We have been solely reliant on raising capital or borrowing funds in order to maintain our operations.  We were able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in its debt and equity offerings since our formation.  These investors have chosen not to assist us with our capital raising initiatives.  At this time we are not able to obtain any alternative forms of financing and we will not be able to continue to satisfy our current or long term obligations.  We desire to merge or be acquired by another company.  If a candidate is not identified we will cease operations all together.

Recent accounting pronouncements

There were no new accounting pronouncements issued during the nine months ended September 30, 2015 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the three and nine months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We are currently in default under two separate secured notes and, if either of our creditors chooses, our assets will be foreclosed upon and we will have no business operations.

On April 1, 2015, we failed to make a mandatory interest payment under a secured note dated February 16, 2015. The failure to make a mandatory interest payment constituted an event of default under the note. Upon the occurrence of an event of default under the note, the creditors may foreclose upon all of the assets of our company.  The Company has not made any interest payments during the third quarter of 2015.

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

We currently have substantial indebtedness. Our level of indebtedness has important consequences to us and to existing shareholders and potential investors. For example, our level of indebtedness may:

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

We have a single member of management holding the positions of Interim Chief Executive Officer and Interim Chief Financial Officer, and also is the sole member of the board of directors.

Effective August 31, 2015 David Dworsky resigned from his position as a director of the Company and John P. McGrain was appointed as a director of the Company to replace Mr. Dworsky.  On September 14, 2015, the Board of Directors of the Company appointed John McGrain, as Interim Chief Executive Officer and Interim Chief Financial Officer of the Company.    On September 15, 2015, Donald Larson a director and chairman of the compensation committee and Gus Blass III a director and chairman of the audit committee resigned from their positions with the Company. As a result of the resignations, Mr. McGrain remains our sole director and officer.  Mr. McGrain is also a member of JMW Fund, LLC, San Gabriel Fund, LLC, Richland Fund, LLC, and Arroyo Fund, LLC, all of which are significant equity and debt holders of the Company. A conflict of interest may arise between the best interests of our company and the best interests of Mr. McGrain's other business interests. In such a situation where a conflict of interest exists any decision by Mr. McGrain which furthers the best interests of his other business interest may be harmful to our business. Additionally, we have no established parameters or understandings regarding the allocation of present or future business opportunities between us and Mr. McGrain’s other business interests.

Our sole officer and director established his own internal controls over our financial reporting, disclosure controls and procedures. He is responsible for monitoring these controls and has limited experience that may lead to errors and omissions.

Mr. McGrain, as our sole officer and director is responsible for maintaining our financial reporting, including proper accounting records, selecting appropriate accounting principles, safeguarding assets and complying with relevant laws and regulations. His lack of experience may lead to inadequate controls and procedures resulting in errors and omissions that may go undetected and jeopardize the viability of our company.

If we lose the services of Mr. McGrain we will be left without management.

Mr. McGrain is currently our sole director and officer. If we are unable to find a replacement prior to the loss of his services our business may fail.

We rely on consultants and if we are unable to retain these or other similarly qualified individuals, we may not be able to carry out our business operations.

We are dependent upon service providers for accounting and legal matters. Loss of their services would adversely affect our business and our ability to maintain our operations. We may lose the services of our current consultants due to non-payment. If we lose the services of these consultants and are unable to find replacement consultants or similarly qualified individuals, our business may fail.

Our sole officer and director does not have experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our sole officer and director has no public company management experience or responsibilities.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Because our sole officer and director has no experience with the asphalt restoration industry, we may not generate material sales and we face a high risk of failure.

Our sole officer and director has no experience operating an asphalt restoration business.  As such, there can be no assurance that we will be able to implement planned principal operations or generate any sales, and face a high risk of business failure.

ITEM 5.  OTHER INFORMATION

Effective September 30, 2015, we engaged Cutler & Co., LLC (“Cutler”) as our principal accountant for the Company's fiscal year ending December 31, 2015 and the interim periods for 2015. The decision to change principal accountants was approved by our Board of Directors.

During our two most recent fiscal years or subsequent interim period, we have not consulted with the entity of Cutler regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did the entity of Cutler provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during our two most recent fiscal years or subsequent interim period, we have not consulted the entity of Cutler on any matter that was the subject of a disagreement or a reportable event.

On November 20, 2015, we were notified that Cutler was merging with Pritchett, Siler & Hardy PC (“PS&H”) and effective immediately PS&H would be our independent registered public accounting firm for the filing of our Form 10-Q for the quarterly period ended September 30, 2015 and the year ended December 31, 2015.  As Cutler is viewed as a separate legal entity, we dismissed Cutler as our principal accountant and engaged PS&H, as our principal accountant for our fiscal year ending December 31, 2015 and the interim periods for 2015.  The decision to change principal accountants was approved by our Board of Directors.

None of the reports of Cutler, on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Cutler, for the two most recent fiscal years and any subsequent interim period through November 20, 2015 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Cutler, would have caused them to make reference to the subject matter of the disagreement in connection with its report.  Further, Cutler has not advised us that:

1)

internal controls necessary to develop reliable financial statements did not exist; or

2)

information has come to the attention of Cutler which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3)

the scope of the audit should be expanded significantly, or information has come to the attention of Cutler that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2015.

On or about November 20, 2015, we engaged PS&H as our principal accountant to audit our financial statements as successor to Cutler.  During our two most recent fiscal years or subsequent interim period, we have not consulted with the entity of PS&H regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did the entity of PS&H provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during our two most recent fiscal years or subsequent interim period, we have not consulted the entity of PS&H on any matter that was the subject of a disagreement or a reportable event.

ITEM 6.  EXHIBITS

SEC Ref. No.	Title of Document
16.1	Letter from Cutler Dated November 30, 2015 Regarding Change in Certifying Accountant
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Heatwurx, Inc.

Date: November 30, 2015	By	/s/ John McGrain
John McGrain, Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)