Form 10-K
period 2015-12-31
Heatwurx, Inc.
filed 2017-06-19
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-184948

Heatwurx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

530 S Lake Avenue #615, Pasadena, CA 91101

(Address of principal executive offices and Zip Code)

(626) 364-5342

(Registrant’s telephone number, including area code)

18001 S. Figueroa, Unit G, Gardena, CA 90248

(Former names, former address and former fiscal year, if changed since last report)

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [X]

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2015 was approximately $3,946,998.  As of May 22, 2017, the number of the registrant’s common shares outstanding was 11,061,414.

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

PART I

ITEM 1. Business

Overview

Heatwurx, Inc. was incorporated under the laws of the State of Delaware on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. (“the Company” or “Heatwurx”) on April 15, 2011.

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

In January 2014, we acquired Dr. Pave, LLC a service company offering asphalt repair and restoration utilizing the Heatwurx asphalt repair technology.  Dr. Pave, offered asphalt restoration services to municipalities and the commercial sector in southern California.

Effective July 22, 2014, we established a new entity named Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We formally launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company has decided not to renew its franchise registrations throughout the U.S. due to the extensive costs.  During 2015, we began offering license agreements, which grants a license of all Heatwurx equipment and supplies and the use of the Heatwurx intellectual property within a specified territory.  We have one licensee as of December 31, 2015.

During 2015 we are no longer receiving financial support and we do not believe we will be able to obtain financing from another source.  We do not believe we are able to achieve a level of revenues adequate to support our cost structure.  Do to the slow growth in the service sector and the high cost of the franchise registrations, we have decided to discontinue the operations of Dr. Pave, LLC and Dr. Pave Worldwide LLC.  In addition, we have significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee, warehouse the equipment held for the licensee and look for potential merger candidates.  It is our intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

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

Heatwurx Products

Heatwurx NEW HWX-30S - Electrically Powered (remote) Infrared Heater

The HEATWURX® HWX-30S Electric Infrared Heater is designed to effectively heat asphalt pavement to a pliable 325° to 375° Fahrenheit without scorching, burning, or oxidizing the existing asphalt with a highly efficient Stainless-Steel reflector. The HWX-30S equipped with supporting legs, lockable swivel Colson castors (6x2) with built-in brakes to support high maneuverability and easy positioning. The HWX-30S can easily attached to a skid steer with standard quick releases that can be used to repair/rejuvenate distressed asphalt.  The HEATWURX® HWX-30S Electric Infrared Heater specifications are as follows:

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

Competitive Environment

Distressed asphalt occurs when asphalt-surfaced pavements are subjected to a broad spectrum of traffic levels, from two-lane rural routes to multi-lane interstate highways. Any agency responsible for asphalt-surfaced pavements eventually performs pothole patching or repair. Pothole patching or repair is generally performed either as an emergency repair under harsh conditions, or as routine maintenance scheduled for warmer and drier periods. Pothole patching and repair can be performed during various weather conditions.

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

Intellectual Property

We currently have six issued U.S. patents: five utility patents and one design patent. We have two pending U.S. patent applications and three foreign patent applications.

Three issued utility patents, US Patent Nos. 8,556,536; 8,562,247 and 8,714,871 were issued on Oct. 15, 2013, Oct. 24, 2013, and May 6, 2014, respectively and cover certain unique device and method of use aspects of our asphalt repair equipment.   Our design patent, US Patent No. D700,633, was issued on March 4, 2014 and covers the ornamental design of our asphalt processor.  U.S. Patent No. 8,801,325 issued August 12, 2014 and covers aspects of our computer-controlled asphalt heater. U.S. Patent No. 9,022,686 was issued May 5, 2015 and covers complementary features of our computer-controlled asphalt heater.

Our patent application entitled, “System and Method for Sending and Managing Pothole Location and Pothole Characteristics” was filed on January 16, 2013; the USPTO rejected the application based on prior art referenced by the examiner.  We filed a response which argues that the invention as claimed is patentable over the cited prior art.

Our patent application entitled "System and Method for Roadway Pavement Restoration" was filed on April 7, 2015 in both the U.S. and Canada. The application includes a remotely-operated processor and a heater powered by a truck-mounted generator.

We intend to protect our intellectual property rights in the United States and in a limited number of countries outside of the United States. However, we do not have any assurance that our current pending patent applications will be granted or that we will be able to develop future patentable technologies. We do not believe our ability to operate our business is dependent on the patentability of our technology.

Governmental Regulation

We do not manufacture our own equipment; it will be up to the manufacturer as well as the end-users to comply with any governmental regulations.  To the extent that any regulations require changes to our equipment, we will have to comply or risk losing the customers.  See “Risk Factors” for a discussion relating to compliance with government regulations.

As part of our sales and service operation, we hired drivers with Commercial Driver’s Licenses (“CDL’s”) to transport our asphalt repair equipment to demonstrate the effectiveness of our equipment to potential clients and utilize our equipment while performing asphalt repairs.

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

We significantly reduced personnel and operations in July 2015, and no longer performed service or demonstrations. We do not anticipate hiring drivers or performing asphalt repair.  We will monitor the actions of the FMCSA and other regulatory agencies and evaluate all proposed rules to determine their impact on our continuing operations.

Employees

As of May 22, 2017, we had one full-time and no part-time employees.

Competition

According to the 2011 IBIS World Report on US Road and Highway Maintenance, the total spent on road maintenance in the United States is in excess of $30 billion per year.  As an emerging company, we were at a competitive disadvantage because we did not have the financial resources of larger, more established competitors, nor did we have a sales force large enough to challenge our competitors.  We intended to address this disadvantage by entering into distribution agreements, licensing and franchising opportunities, and provide on-going education and training to our sales partners, customers, and governmental agencies. We have one licensee that we will continue to support.  We do not have the funds to create a competitive advantage.  We do believe that our equipment and processes are better than what is offered by other companies, is more effective and has a better quality of design, and received recognition from state and federal agencies, however we do not have the financing to support our cost structure.  We have significantly reduced our personnel and operations to solely support our licensee.  See “Risk Factors” for a discussion of the risks associated with our company.

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

On April 1, 2015, we failed to make a mandatory interest payment under a secured note dated February 16, 2015. The failure to make a mandatory interest payment constituted an event of default under the note. Upon the occurrence of an event of default under the note, the creditors may foreclose upon all of the assets of our company.  The Company has not made any interest payments during the second half of 2015.

On August 15, 2015, we failed to make a mandatory payment under the revolving line of credit we assumed upon the acquisition of Dr. Pave, LLC by our company. The revolving line of credit is secured by all of the assets of Dr. Pave, LLC, which is presented in discontinued operations. Due to our failure to make the mandatory payment, the creditors under the revolving line of credit could foreclose upon all of the assets of Dr. Pave, LLC.

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

On January 1, 2015, we had fewer than 300 record holders and, thus, our reporting obligations were automatically suspended.  As such, we became a voluntary filer.  Although we are delinquent at this time in filing our Exchange Act reports for 2015, we have no plans to cease filing Exchange Act reports.  We may, however, cease to file our Exchange Act reports at any time and for any reason without notice.  As a result, less information may be publicly available than would be otherwise contained in our reports.

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

The exercise of some or all of our outstanding warrants and options could significantly dilute the ownership interests of our existing stockholders.  As of December 31, 2015 we had outstanding warrants to purchase an aggregate of 2,000,304 shares of common stock, the issuance of up to 591,167 shares of common stock upon exercise of stock options and 40,000 performance stock options.  To the extent warrants and/or options are exercised, additional shares of common stock will be issued, and such issuance will dilute existing stockholders.

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

Our common stock is trading in the over-the-counter market and is quoted on the OTC Pink. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as our ability to implement our business, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. We cannot insure that our trading volume will be sufficient to significantly reduce this spread, or that we will have sufficient market makers to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time the investor wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale. We do not anticipate that there will be any public trading market for the warrants.

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

As of December 31, 2015, our executive officer, director, and a small number of investors, beneficially owned an aggregate of 8,240,797 shares of common stock, shares underlying warrants, shares underlying exercisable options and/or preferred stock convertible into common stock, representing approximately 75% of the voting power of our then-outstanding capital stock.  As a result, our existing officer, director, and such investors could significantly influence stockholder actions of which other investors disapprove or that are contrary to their interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us and the trading price of our shares of common stock could decline, and, accordingly, investors may lose all or part of their investment.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our executive offices were located in Gardena, California, during 2015 where we leased 8,000 square feet of office and warehouse space.

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

PART II

ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock, $0.0001 par value, has been traded on the Over-the-Counter marketplace (OTCQB) during 2015 under the symbol “HUWX” since October 7, 2013.  Prior to October 7, 2013, there was no public market for our common stock.

	CLOSING BID		CLOSING ASK
2015	HIGH	LOW	HIGH	LOW
First Quarter	2.10	1.10	2.20	0.90
Second Quarter	1.50	0.52	1.70	0.26
Third Quarter	1.01	0.51	1.01	0.55
Fourth Quarter	0.51	0.15	0.70	0.15

	CLOSING BID		CLOSING ASK
2014	HIGH	LOW	HIGH	LOW
First Quarter	3.00	2.01	3.25	2.33
Second Quarter	2.40	1.50	2.61	2.20
Third Quarter	2.35	1.25	2.40	1.53
Fourth Quarter	2.14	1.50	2.23	1.90

The above quotations, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions.  In addition, these quotations may not necessarily represent actual transactions.

As of May 22, 2017 we had 107 stockholders of record.

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

Shares Available.  In October 2012, the Board of Directors and stockholders increased the number of shares of common stock reserved for issuance under the Plan to a total of 1,800,000 shares. There are currently 591,167 outstanding option grants to officers, directors, employees and consultants under the Plan. If unexercised options expire or are terminated, the underlying shares will again become available for grants under the Plan.

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

Outstanding Options.  As of December 31, 2015, there were 53,000 outstanding options exercisable at a price per share of $3.00; 85,000 outstanding options exercisable at a price per share of $2.00 and 325,000 outstanding options exercisable at a price per share of $1.50.  These options expire five years from the date of issuance. Options issued to directors are fully vested upon grant.  Options vest over a period of 2 - 4 years as specified at the time of grant.

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

The table below provides information as to the number of options outstanding and their weighted average exercise price at December 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

Equity compensation plan approved by security holders:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
2011 Equity Incentive Plan	591,167 (1)	$ 1.78	1,208,833

(1) Excludes 40,000 performance options that were not issued under the equity compensation plan.

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

On March 13, 2015, we issued a total of 15,000 shares of common stock to a total of three individuals for services performed.  These issuances were made pursuant to Regulation S promulgated by the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Securities Act”). The issuances were made in off-shore transactions as defined in Regulation S and there were no directed selling efforts made in the U.S. by us or any of our respective affiliates, or any person acting on behalf of any of the foregoing. Applicable offering restrictions were also implemented by us in compliance with Rule 903(b)(3) of Regulation S. Those who received the shares also agreed to conform to the restrictions on resale of the securities contained in Regulation S. No selling commissions were paid in connection with the share issuances.

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

Heatwurx, Inc. was incorporated under the laws of the State of Delaware on March 29, 2011 as Heatwurxaq, Inc. and subsequently changed its name to Heatwurx, Inc. (“the Company” or “Heatwurx”) on April 15, 2011.

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

In January 2014, we acquired Dr. Pave, LLC a service company offering asphalt repair and restoration utilizing the Heatwurx asphalt repair technology.  Dr. Pave, offered asphalt restoration services to municipalities and the commercial sector in southern California.

Effective July 22, 2014, we established a new entity named Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We formally launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company has decided not to renew its franchise registrations throughout the U.S. do to the extensive costs.  During 2015, we began offering license agreements, which grants a license of all Heatwurx equipment and supplies and the use of the Heatwurx intellectual property within a specified territory.  We have one licensee as of December 31, 2015.

During 2015 we are no longer receiving financial support and we do not believe we will be able to obtain financing from another source.  We do not believe we are able to achieve a level of revenues adequate to support our cost structure.  Do to the slow growth in the service sector and the high cost of the franchise registrations, we have decided to discontinue the operations of Dr. Pave, LLC and Dr. Pave Worldwide LLC.  In addition, we have significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee, warehouse the equipment held for the licensee and look for potential merger candidates.  During 2015, the Company entered into a letter of intent with the licensee to sell all remaining equipment and inventory warehoused in the Gardena location.  Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2016.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  As of December 31, 2015; principal in the amount of $947,361 is outstanding and payable within six months under the secured notes.  These notes are secured by all of the assets of the Company, including intellectual property rights.  We are in default in regards to interest payments on the notes, and as a result the Company’s assets may be foreclosed upon.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern.  It is our intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

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

Results of operations for the year ended December 31, 2015 compared to year ended December 31, 2014

For the year ended December 31, 2015, our net loss was $2,982,920, compared to a net loss of $3,685,601, for the year ended December 31, 2014.  Further description of these losses is provided below.

Revenue

Revenue increased slightly to approximately $113,000 for the year ended December 31, 2015 from approximately $107,000 for the year ended December 31, 2014 as a result of increased consumables sales; offset by equipment discounts.  Our consumables consist of our proprietary blend of polymer pellets used to strengthen the repair when mixed in to the recycled asphalt product; and RxEHAB rejuvenation strips which is an oil-based product which creates the binding agent for the asphalt repair.

Cost of Goods Sold

Cost of goods sold increased to approximately $126,000 for the year ended December 31, 2015 from $67,000 for the year ended December 31, 2014, due to increased consumable sales and significant sales discounts issued on our equipment; generating a negative gross profit.

Selling, General and Administrative

Selling, general and administrative expenses decreased to approximately $945,000 for the year ended December 31, 2015 from approximately $2,020,000 for the year ended December 31, 2014. The decrease in selling, general and administrative expenses is principally due to the significant reduction in operating activities which include a decrease in employee expenses of approximately $601,000; a decrease in travel and office expenses of approximately $236,000 which includes commercial insurance, rent and other expenses; a decrease in advertising and promotion of approximately $205,000; and a decrease in legal and investor relations expenses of $36,000, offset by an increase in bad debt expense of $5,000.

Impairment of assets held for sale

As part of the strategy to keep operations running at minimum capacity, we have chosen to sell assets or return collateralized assets to relieve the debt, which are not critical to the continued operations and support of our licensee. The items we consider critical will be our Heatwurx branded products, the HWX-30 heater; HWX-30S heater, HWX-AP40 processor, which are held for our licensee and included in assets held for sale.  We have reclassified assets for sale from equipment or inventory and recognized an impairment loss when the carrying amount of the assets exceeds its fair value.  During the year ended December 31, 2015 we recognized an impairment on assets held for sale in the amount of $186,068.

Based on our current financial condition and the inability to obtain financing; we are unable to pursue the necessary commercialization activities to drive us to profitability.  We have therefore estimated no future cash flows related to the intangible assets and have recognized an impairment of intangible assets in the amount of $1,517,859 for the year ended December 31, 2015.

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

Impairment of goodwill

As part of the acquisition of Dr. Pave in 2014, we recognized goodwill in the amount of $390,659 as part of the total consideration paid, which is included in discontinued operations.  We determined goodwill should be immediately impaired as of the acquisition date based on the lack of service revenue for the prior year.  An impairment of goodwill from the acquisition in the amount of $390,659, was recorded as an operating expense from discontinued operations in the income statement, during the year ended December 31, 2014.

Research and Development

Research and development decreased to approximately $29,000 for the year ended December 31, 2015 from approximately $178,000 for the year ended December 31, 2014, as a result of fewer patent applications being filed thereby reducing the legal fees associated therewith, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

We currently have six issued U.S. patents: five utility patents and one design patent. We have two pending U.S. patent applications and three foreign patent applications.  Three issued utility patents, US Patent Nos. 8,556,536; 8,562,247 and 8,714,871 were issued on Oct. 15, 2013, Oct. 24, 2013, and May 6, 2014, respectively and cover certain unique device and method of use aspects of our asphalt repair equipment.   Our design patent, US Patent No. D700,633, was issued on March 4, 2014 and covers the ornamental design of our asphalt processor.  U.S. Patent No. 8,801,325 issued August 12, 2014 and covers aspects of our computer-controlled asphalt heater. U.S. Patent No. 9,022,686 was issued May 5, 2015 and covers complementary features of our computer-controlled asphalt heater.

We intend to protect our intellectual property rights in the United States and in a limited number of countries outside of the United States. However, we do not have any assurance that our current pending patent applications will be granted or that we will be able to develop future patentable technologies. We do not believe our ability to operate our business is dependent on the patentability of our technology.

Income Taxes

We have incurred tax losses since we began operations. A tax benefit would have been recorded for losses incurred since March 29, 2011; however, due to the uncertainty of realizing these assets, a valuation allowance was recognized which fully offset the deferred tax assets.

Liquidity and capital resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of December 31, 2015, we had an accumulated deficit of approximately $14,875,000 from continuing operations.

Operating Activities

The Company has had little revenue since inception.  For the year ended December 31, 2015, the Company incurred a net loss from continuing operations of approximately $2,983,000 and used approximately $640,000 in net cash from operating activities from continuing operations and approximately $232,000 in net cash from operating activities from discontinued operations.  The Company had total cash on hand of approximately $14,000 as of December 31, 2015.

The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.   The Company does not currently have any revenue under contract nor does it have any immediate sales prospects.  The Company has significantly reduced employees and overhead. The decision to cease operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC was made on December 31, 2015. These business components are captured within discontinued operations as of December 31, 2015. The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee, warehouse the equipment held for the licensee and look for potential merger candidates.  It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

Financing Activities

On March 1, 2015, we closed our non-public equity offering at $1.75 per unit (the “Units”).  Each Unit consisted of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units was payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  For the year ended December 31, 2015, we raised cash proceeds of $88,000 and issued 50,285 shares of common stock and warrants to purchase 25,141 shares of common stock as part of the private equity offering.

On February 16, 2015, we entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to us up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. During the year ended December 31, 2015, we have issued notes with an aggregate principal amount of $947,361.

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

Based upon the Company’s current financial position and inability to obtain additional financing, we do not believe it will be able to satisfy the mandatory principal payments in 2016 under the $2,000,000 senior secured debt.  We will continue to work with the lenders to explore additional extension or conversion options as needed.  These notes are secured by all of the assets of the Company, including intellectual property rights.  We are in default in regards to interest payments on the notes, our assets may be foreclosed upon.

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

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of December 31, 2015, is as follows:

Contractual Obligation	Total	Due in 2016	Due in 2017-2018	Due in 2019-2020	Thereafter
Revolving line of credit (1)	$229,980	$229,980	$-	$-	$-
Unsecured notes payable (2)	420,000	420,000	-	-	-
Senior secured notes payable (3)	947,361	947,361	-	-	-
TOTAL	$1,597,341	$1,597,341	$-	$-	$-

(1) Represents a revolving line of credit entered into by Dr. Pave at its inception in July 2013, disclosed in discontinued operations.

(2) Amount represents outstanding unsecured notes payable under the Company’s loan agreements which mature in January 2016.

(3) Amount represents outstanding balance on senior secured notes payable that mature in February 2016.

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

Significant assumptions utilized in determining the fair value of our stock options included the volatility rate, estimated term of the options, risk-free interest rate and forfeiture rate.  In order to estimate the volatility rate at each issuance date, given that the Company has not established a historical volatility rate as it has minimal trading volume since we began trading in October 2013, management reviewed volatility rates for a number of companies with similar manufacturing operations to arrive at an estimated volatility rate for each option grant.  The term of the options was assumed to be five years, which is the contractual term of the options.  The risk-free interest rate was determined utilizing the treasury rate with a maturity equal to the estimated term of the option grant.  Finally, management assumed a zero forfeiture rate in 2014 as the options granted were either fully-vested upon the date of grant or had relatively short vesting periods.  In 2015, with Company changes and significant reduction in operations and personnel, management estimated a forfeiture rate of 25%.

Non-employee share-based compensation charges generally are immediately vested and have no future performance requirements by the non-employee and the total share-based compensation charge is recorded in the period of the measurement date.

Assets held for sale

When assets are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as long-lived assets held-for-sale and measured at their fair value based on the Company’s own judgments about assumptions that market participants would use in pricing the asset and on observable market data, when available.  An impairment loss is recorded in the statement of operations for long-lived assets held-for-sale when the carrying amount of the asset exceeds its fair value less cost to sell. A long-lived asset is not depreciated while it is classified as held-for-sale.

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

Recent Accounting Pronouncements

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. A public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the ASU prospectively to both of the following:

•

All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years

•

All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

All other entities should apply the ASU prospectively to both of the following:

•

All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015

•

All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015

ASU 2014-09, Revenue from Contracts with Customers (Topic 606):

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09 - Revenue from Contracts with Customers. The Update provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The revenue recognition policies of almost all entities will be affected by the new guidance in the ASU. For public business entities, the ASU, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation:

ASU 2014-10 eliminates the financial reporting distinction of being a development stage entity from U.S. GAAP. For public business entities, the amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of ASC Topic 915 are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015.

ASU 2014-10 also eliminates an exception provided to development stage entities in paragraph 810-10-15-16 of the “Variable Interest Entities (VIE)” subsections of Subtopic 810-10 for determining whether an entity is a VIE on the basis of the amount of investment equity that is at risk. For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. For all other entities, the amendments to Topic 810 should be applied retrospectively for annual reporting periods beginning after December 15, 2016, and interim reporting periods beginning after December 15, 2017.

ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern:

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15 - Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in the update are effective for the annual period ending after December 15, 2016.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory:

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, Inventory (Topic 330):  Simplifying the Measurement of Inventory.  The amendments in the ASU require entities to measure in scope inventory at the lower of cost and net realizable value.  Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.  For public entities, ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis.  Early adoption of ASU 2015-11 is permitted.

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements

Heatwurx, Inc.

Pritchett, Siler & Hardy, P.C.

Certified Public Accountants

515 South 400 East, Suite 100

Salt Lake City, UT 84111

Office: (801) 328-2727 Fax: (801) 328-11123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Heatwurx, Inc.

We have audited the accompanying balance sheet of Heatwurx, Inc. as of December 31, 2015, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year then ended. Heatwurx, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatwurx, Inc. as of December 31, 2015, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations, and has minimal working capital which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler and Hardy, P.C.

Pritchett, Siler and Hardy, P.C.

Salt Lake City, UT

June 19, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heatwurx, Inc.

We have audited the accompanying consolidated balance sheet of Heatwurx, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heatwurx, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Hein & Associates LLP

Hein & Associates LLP

Irvine, California

April 14, 2015, except for Note 8 as to which the date is June 19, 2017

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,090	$-
Accounts receivable	-	1,310
Prepaid expenses and other current assets	47,722	107,858
Assets held for sale	42,000	-
Inventory	-	219,203
Current assets from discontinued operations	12,350	54,648
Total current assets	104,162	383,019
EQUIPMENT, net of depreciation	159	358,956
INTANGIBLE ASSETS, net of amortization	-	1,696,430
OTHER ASSETS, from discontinued operations	-	107,457
TOTAL ASSETS	$104,321	$2,545,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$159,249	$153,931
Accrued liabilities	95,339	94,167
Deferred revenue	-	58,165
Interest payable	161,608	7,821
Income taxes payable	200	100
Loan payable	-	56,486
Current portion of senior secured notes payable	947,361	-
Current portion of unsecured notes payable, net of discount of $967 at December 31, 2015	419,033	20,000
Current liabilities from discontinued operations	300,338	453,193
Total current liabilities	2,083,128	843,863
LONG-TERM LIABILITIES:
Loan payable	-	133,834
Unsecured notes payable, net of discount of $59,768 at December 31, 2014	-	360,232
Total long-term liabilities	-	494,066
TOTAL LIABILITIES	2,083,128	1,337,929

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Series D preferred stock, $0.0001 par value, 178,924 shares issued and outstanding at December 31, 2015 and 2014; liquidation preference of $821,683 at December 31 2015 and $810,216 at December 31, 2014	18	18
Common stock, $0.0001 par value, 20,000,000 shares authorized; 11,017,388 issued and 11,061,414 outstanding at December 31, 2015 and 9,495,045 shares issued and 10,952,356 outstanding at December 31, 2014	1,102	1,095
Additional paid-in capital	14,322,366	14,111,944
Accumulated deficit	(14,874,680)	(11,848,818)
Stockholders’ equity (deficit) from discontinued operations	(1,427,613)	(1,056,306)
Total stockholders’ equity (deficit)	(1,978,807)	1,207,933
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$104,321	$2,545,862

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the year ended December 31, 2014
REVENUE:
Equipment sales	$74,599	$101,119
Other revenue	38,826	6,120
Total revenues	113,425	107,239

COST OF GOODS SOLD	125,876	66,833
GROSS PROFIT	(12,451)	40,406

EXPENSES:
Selling, general and administrative	945,460	2,019,809
Research and development	29,246	178,085
Loss on extinguishment of debt	-	822,205
Impairment on goodwill	-	390,659
Impairment of intangible asset	1,517,859	-
Impairment of assets held for sale	186,068	-
Total expenses	2,678,633	3,410,758

LOSS FROM CONTINUING OPERATIONS, before taxes	(2,691,084)	(3,370,352)

OTHER INCOME AND EXPENSE
Loss on disposal of assets	(60,743)	-
Interest income	4,651	155
Interest expense, including amortization of debt discount	(235,644)	(315,304)
Total other income and expense	(291,736)	(315,149)

LOSS BEFORE INCOME TAXES	(2,982,820)	(3,685,501)
Income taxes	(100)	(100)
LOSS FROM CONTINUED OPERATIONS, net of tax	(2,982,920)	(3,685,601)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(371,307)	(840,649)
NET LOSS	$(3,354,227)	$(4,526,250)

Preferred Stock Cumulative Dividend and Deemed Dividend	$42,942	$1,502,891
Net loss applicable to common stockholders	$(3,397,169)	$(6,029,141)
Net loss per common share basic and diluted from continuing operations	(0.27)	(0.59)
Net loss per common share basic and diluted from discontinued operations	(0.03)	(0.09)
Net loss per common share basic and diluted	$(0.31)	$(0.68)
Weighted average shares outstanding used in calculating net loss per common share	11,012,565	8,857,815

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR’S ENDED DECEMBER 31, 2015 AND 2014

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Deficit	Total
	Shares	$	Shares	$	Shares	$	Shares	$	$	$	$
Balance at December 31, 2013	177,000	18	101,000	10	727,648	73	8,082,000	808	8,483,727	(6,813,758)	1,670,878
Preferred stock conversion to common shares	(177,000)	(18)	(101,000)	(10)	(16,332)	(2)	294,332	29	-	-	-
Issued pursuant to private placement dated June 22, 2013	-	-	-	-	171,987	17	-	-	515,946	-	515,963
Share issuance costs	-	-	-	-	-	-	-	-	(6,000)	-	(6,000)
Shares issued in the Acquisition of Dr. Pave, LLC	-	-	-	-	-	-	58,333	6	174,994	-	175,000
Preferred stock conversion to common shares issued in private placement dated October 1, 2014	-	-	-	-	(704,379)	(70)	1,207,491	121	(50)	-	-
Inducement premium on preferred stock conversion to common	-	-	-	-	-	-	-	-	1,332,376	(1,332,376)	-
Debt conversion in private placement dated October 1, 2014	-	-	-	-	-	-	1,100,876	110	2,506,872	-	2,506,982
Issuance of commons stock and warrants	-	-	-	-	-	-	209,324	21	366,303	-	366,324
Stock-based compensation	-	-	-	-	-	-	-	-	231,524	-	231,524
Dividends accrued on Series C shares	-	-	-	-	-	-	-	-	-	(2,200)	(2,200)
Beneficial conversion feature on Series D	-	-	-	-	-	-	-	-	51,110	(51,110)	-
Dividends paid or accrued on Series D shares	-	-	-	-	-	-	-	-	-	(179,430)	(179,430)
Warrants issued in connection with debt offering	-	-	-	-	-	-	-	-	455,142	-	455,142
Net loss from continuing operations	-	-	-	-	-	-	-	-	-	(3,685,601)	(3,685,601)
Net loss from discontinued operations	-	-	-	-	-	-	-	-	-	(840,649)	(840,649)
Balance at December 31, 2014	-	-	-	-	178,924	18	10,952,356	1,095	14,111,944	(12,905,124)	1,207,933
Shares and warrants issued pursuant to private placement dated October 1, 2014	-	-	-	-	-	-	50,285	5	87,995	-	88,000
Adjustment for shares issued pursuant to private placement dated October 1, 2014	-	-	-	-	-	-	(253)	-	-	-	-
Stock issued for consulting services	-	-	-	-	-	-	15,000	2	25,498	-	25,500
Stock-based compensation (options)	-	-	-	-	-	-	-	-	96,929	-	96,929
Dividends accrued on Series D shares	-	-	-	-	-	-	-	-	-	(42,942)	(42,942)
Net loss from continuing operations	-	-	-	-	-	-	-	-	-	(2,982,920)	(2,982,920)
Net loss from discontinued operations	-	-	-	-	-	-	-	-	-	(371,307)	(371,307)
Balance at December 31, 2015	-	-	-	-	178,924	18	11,017,388	1,102	14,322,366	(16,302,293)	(1,978,807)

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2015	For the year ended December 31, 2014
OPERATING ACTIVITIES:
Net loss	$(3,354,227)	$(4,526,250)
Less: Loss from discontinued operations, net of tax	371,307	840,649
Loss from continuing operations	(2,982,920)	(3,685,601)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation expense	60,251	71,029
Amortization of intangible assets	178,571	357,142
Amortization of discount on note payable	58,801	153,617
Loss on extinguishment of debt	-	822,205
Impairment of assets held for sale	186,068	-
Impairment of intangible asset	1,517,859	-
Loss on disposal of equipment	60,743	-
Bad debt expense	5,148	-
Impairment of goodwill	-	390,659
Stock-based compensation	96,929	231,524
Shares exchanged for services	25,500	-
Changes in current assets and liabilities:
Decrease in receivables	(3,838)	17,890
Decrease (increase) in prepaid expenses and other current assets	105,136	(27,472)
Increase in inventory	(7,065)	(73,085)
Increase in income taxes payable	100	-
Increase in accounts payable	5,318	76,904
Decrease in accrued liabilities	(41,774)	(311,025)
(Decrease) increase in deferred revenue	(58,165)	58,165
Increase in interest payable	153,788	6,009
Net cash used in operating activities from continuing operations	(639,500)	(1,912,039)
Net cash used in operating activities from discontinued operations	(231,356)	(779,599)
Net cash used in operating activities	(871,906)	(2,691,638)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,399)	(11,007)
Proceeds from sale of property and equipment	31,100	-
Net cash used in investing activities from continuing operations	29,701	(11,007)
Net cash used in investing activities from discontinued operations	10,503	(33,937)
Net cash used in investing activities	40,204	(44,944)

FINANCING ACTIVITIES:
Proceeds from issuance of unsecured notes payable	-	2,244,003
Proceeds from issuance of senior secured notes payable	753,000	-
Repayment of senior subordinated note payable	-	(500,000)
Proceeds from issuance of common shares with warrants	88,000	366,324
Proceeds from issuance of Series D preferred shares	-	509,963
Repayment on equipment loan payable	(19,902)	(45,528)
Net cash provided by financing activities from continuing operations	821,098	2,574,762
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	821,098	2,574,762

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,604)	(161,820)
CASH AND CASH EQUIVALENTS, beginning of period, including discontinued operations	25,044	186,864
CASH AND CASH EQUIVALENTS, Continuing Operations, end of period	2,090	-
CASH AND CASH EQUIVALENTS, Discontinued Operations, end of period	$12,350	$25,044

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

Basis of Presentation - These consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  The Company’s consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC; both wholly-owned subsidiaries of the Company, which are represented in the Company’s discontinued operations (Note 7).  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Going Concern and Management’s Plan - The Company’s financial statements are prepared using U.S. GAAP and are subject to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company faces certain risks and uncertainties that are present in many emerging companies regarding product development, future profitability, ability to obtain future capital, protection of patents and property rights, competition, rapid technological change, government regulations, recruiting and retaining key personnel, and third party manufacturing organizations.

The Company has previously relied exclusively on private placements with a small group of investors to finance its business and operations.  The Company has had little revenue since inception.  For the year ended December 31, 2015, the Company incurred a net loss from continuing operations of approximately $2,983,000 and used approximately $640,000 in net cash from operating activities from continuing operations and approximately $232,000 in net cash from operating activities from discontinued operations.  The Company had total cash on hand including cash from discontinued operations of approximately $14,000 as of December 31, 2015. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.   The Company does not currently have any revenue under contract nor does it have any immediate sales prospects.  The Company has significantly reduced employees and overhead. The decision to cease operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC was made on December 31, 2015. These business components are captured within discontinued operations as of December 31, 2015 (Note 7). The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee, warehouse the equipment held for the licensee and look for potential merger candidates.  It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

During the year ended December 31, 2015, the Company received cash in the aggregate of $753,000 and converted a $160,000 secured note plus accrued interest and a $20,000 unsecured note into the $2,000,000 senior secured debt offering commenced in February 2015.  Based upon the Company’s current financial position and inability to obtain additional financing, the Company was not be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  The Company will continue to work with the lenders to explore extension or conversion options, but there is no guarantee the lenders will agree to modify the repayment terms of the notes under conditions that will allow the Company to continue to repay the notes, if at all. As these notes are secured by all of the assets of the Company, including intellectual property rights, the Company is in default in regards to interest payments on the notes, and the lenders may call the notes and foreclose on the Company’s assets.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2015. At times, the Company may have cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.  As of December 31, 2015, none of the Company’s accounts exceeded the FDIC insured limits.

Accounts Receivable and Bad Debt Expense - Management reviews individual accounts receivable balances that exceed 90 days from the invoice date.  Based on an assessment of current creditworthiness of the customer, the Company estimates the portion, if any, of the balance that will not be collected.  All accounts deemed to be uncollectible are written off to operating expense.  The Company recognized bad debt expense in the amount of $5,148 during the year ended December 31, 2015; there was no bad debt expense during December 31, 2014. There was no allowance for uncollectible accounts for the years ended December 31, 2015 and 2014.

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

Assets held for sale - In efforts to streamline the operations and expenses the Company has opted to sell or return certain assets to improve cash flow or settle debt.  The assets are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as long-lived assets held-for-sale and measured at their fair value based on the Company’s own judgments about assumptions that market participants would use in pricing the asset and on observable market data, when available.  An impairment loss is recorded in the statement of operations for long-lived assets held-for-sale when the carrying amount of the asset exceeds its fair value less cost to sell. A long-lived asset is not depreciated while it is classified as held-for-sale.

Impairment of Long-lived Assets - The Company periodically reviews its long-lived assets to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition, at least annually or more frequently if events or changes in circumstances indicate a potential impairment may exist.  Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets.  The Company performs its impairment analysis in October of each year.  The Company recognized an impairment of $1,517,859 on intangible assets related to the asset purchase agreement. (Note 5)

Goodwill - The Company recognizes goodwill as the excess purchase price paid after allocation to the identifiable assets and liabilities based on their estimated fair value.  The Company assesses the carrying amount of goodwill for impairment annually, or more frequent if an event occurs or circumstances changes that would more likely than not reduce the fair value below its carrying value.  During 2014, the Company recognized an immediate impairment on the goodwill acquired in the purchase of Dr. Pave, LLC, in the amount of $390,659. No such impairment was recognized during the year ended December 31, 2015.

Intangible Assets - Intangible assets consisted of developed technology acquired as part of an acquisition, which was deemed in-process research and development upon acquisition. During development, in-process research and development is not subject to amortization and is tested for impairment. In October 2012, the in-process research and development was reclassified as developed technology. The Company’s developed technology was amortized over its estimated useful life of seven years.  Based on the Company’s financial position and substantial doubt about the Company’s ability to continue as a going concern, the Company has chosen to estimate future cash flows at zero.  The Company recognized an impairment of $1,517,859 during the second quarter of 2015.

Debt Discount - The Company recognizes the fair value of detachable warrants issued in conjunction with a debt instrument as debt discount.  The discount is amortized using the interest method over the life of the notes.  The amortization of the discount was $58,801 and $153,617 for the years ended December 31, 2015 and 2014, respectively.

Extinguishment of Debt - The Company recognizes any difference between the reacquisition price of debt and the net carrying amount of the extinguished debt in income of the period of the extinguishment as gains or losses.  The Company recognized a loss of $822,205 on the extinguishment of unsecured notes payable during the year ended December 31, 2014.

Stock-Based Compensation - The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, at each reporting period if actual forfeitures differ from those estimates. The Company estimated future unvested forfeitures at 25% and 0% for the years ended December 31, 2015 and 2014, respectively.

Advertising Expense - The Company charges advertising costs to expense as incurred. Advertising costs were $25,431 and $114,417 from continuing operations for the year ended December 31, 2015 and 2014, respectively.

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

With respect to uncertain tax positions, the Company would recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2015 or 2014.

Compensated absences - For the years ended December 31, 2015 and 2014, the Company recorded a liability for paid time off earned by permanent employees but not taken, in accordance with human resource policies.

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

Other revenue represents consumable revenue and discounts on equipment and consumables sold.

Concentration of Supplier and Customer Risk - During the year ended December 31, 2015, the Company’s asphalt repair equipment, including major components, were purchased from two primary suppliers providing an aggregate of 95% of total equipment purchases.  During the same period, two customers were responsible for an aggregate of 72% of total revenues.

Reclassifications - Prior year amounts have been adjusted to reflect the current year presentation. These reclassifications had no impact on the Company’s consolidated balance sheet or consolidated statements of operations or consolidated statements of cash flows.

Recent Accounting Pronouncements

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. A public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the ASU prospectively to both of the following:

•

All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years

•

All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years

All other entities should apply the ASU prospectively to both of the following:

•

All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015

•

All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015

ASU 2014-09, Revenue from Contracts with Customers (Topic 606):

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09 - Revenue from Contracts with Customers. The Update provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The revenue recognition policies of almost all entities will be affected by the new guidance in the ASU. For public business entities, the ASU, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation:

ASU 2014-10 eliminates the financial reporting distinction of being a development stage entity from U.S. GAAP. For public business entities, the amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of ASC Topic 915 are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015.

ASU 2014-10 also eliminates an exception provided to development stage entities in paragraph 810-10-15-16 of the “Variable Interest Entities (VIE)” subsections of Subtopic 810-10 for determining whether an entity is a VIE on the basis of the amount of investment equity that is at risk. For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. For all other entities, the amendments to Topic 810 should be applied retrospectively for annual reporting periods beginning after December 15, 2016, and interim reporting periods beginning after December 15, 2017.

ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern:

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15 - Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in the update are effective for the annual period ending after December 15, 2016.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory:

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11, Inventory (Topic 330):  Simplifying the Measurement of Inventory.  The amendments in the ASU require entities to measure in scope inventory at the lower of cost and net realizable value.  Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.  For public entities, ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis.  Early adoption of ASU 2015-11 is permitted.

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

Assets held for sale	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equipment	Inventory	Total
Beginning balance	$-	$-	$-
Transfers in	124,424	62,125	186,549
Disposals	(98,549)	(46,000)	(144,549)
Ending balance	$25,875	$16,125	$42,000
Impairment losses recognized	$62,554	$123,514	$186,068

The Company entered into a Letter of Intent with the licensee stating that assets consisting of equipment and inventory were sold in the first quarter of 2016 in the amount of $25,000.

4.  PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	December 31, 2015	December 31, 2014
Computer equipment & software	$19,150	$22,569
Demo equipment	-	484,540
	19,150	507,109
Accumulated depreciation	(18,991)	(148,153)
	$159	$358,956

Depreciation expense was $60,251 and $71,029 for the years ended December 31, 2015 and 2014, respectively. The Company recognized a loss on disposal of fixed assets of $60,743 during the year ended December 31, 2015.  The Company reclassified fixed assets with a net book value of $186,549 to assets held for sale, at fair market value and recognized a loss on impairment of assets held for sale during the year ended December 31, 2015 of $62,554.

5.  ASSET PURCHASE AGREEMENT:

On April 15, 2011, the Company entered into an Asset Purchase Agreement with an individual who is a founder and a current stockholder. Pursuant to the agreement, the Company purchased the related business and activities of the design, manufacture and distribution of asphalt repair machinery under the Heatwurx brand. The total purchase price was $2,500,000.

The business essentially consisted of the investment in research and development of the technology, the patents applied for as a result of the research and development activities and certain distribution relationships that were in process, but not finalized as of the acquisition date.  Collectively, these investments constitute the in-process research and development the Company refers to as the “asphalt preservation and repair solution.” The Company capitalized $2,500,000 of in-process research and development related to this asphalt preservation and repair solution. As of October 1, 2012, in-process research and development was classified as developed technology and amortized over its estimated useful life of seven years. The initial estimated fair value of the in-process research and development was determined using the income approach.  Under the income approach, the expected future cash flows from the asset are estimated and discounted to its net present value at an appropriate risk-adjusted rate of return.  Based on the Company’s financial position and substantial doubt about the Company’s ability to continue as a going concern, the Company has chosen to estimate future cash flows at zero.  The Company recognized an impairment of $1,517,859 during the second quarter of 2015.  As of December 31, 2015, the Company’s developed technology intangible asset had no value.  Amortization expense prior to the impairment for 2015 was $178,571. The amortization expense for the year ended December 31, 2014 was $357,142.

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

Dr. Pave, LLC and Dr. Pave Worldwide, LLC ceased operations during 2015 and are included in Discontinued operations.  See Note 7 below.

7.  DISCONTINUED OPERATIONS

In efforts to streamline operations and expenses the Company elected to discontinue the Dr. Pave and Dr. Pave Worldwide entities during 2015.  The financial results of these events are represented in the discontinued operations included in the December 31, 2015 and 2014 financial statements.

The operating results of the discontinued operations of Dr. Pave and Dr. Pave Worldwide for the years ended December 31, 2015 and 2014 are summarized below:

	2015	2014
Revenue	$28,870	$92,962
Expense	400,177	933,611
Net Loss, before taxes	(371,307)	(840,649)
Income tax benefit	-	-
Net Loss, net of tax	$(371,307)	$(840,649)

The balance sheet items for discontinued operations as of December 31, 2015 and 2014 are summarized below:

	2015	2014
Cash and cash equivalents	$12,350	$25,044
Accounts receivable, net	-	2,785
Inventories	-	2,815
Other current assets	-	24,004
Total current assets	12,350	54,648
Fixed assets, net	-	107,457
Total assets	$12,350	$162,105

Payables and accrued liabilities	70,358	63,213
Short-term debt	229,980	389,980
Total liabilities	$300,338	$453,193

The Company’s borrowings included in discontinued operations as of December 31, 2015 and 2014 are as follows:

Revolving line of credit - The Company assumed a revolving line of credit through the acquisition of Dr. Pave in the amount of $229,980, and is secured by the assets of Dr. Pave, LLC a wholly owned subsidiary of the Company.  The total line of credit available is $250,000 with $20,020 unused as of December 31, 2015.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The outstanding principal balance as of July 1, 2015 shall become due and payable in sixty (60) equally amortized monthly installments of principal and interest due on the fifteenth day of each calendar month until paid in full.  As of December 31, 2015 no principal payments have been made, the Company is in default on the revolving line of credit.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.

Interest on the revolving line of credit totaling $25,330 was outstanding at December 31, 2015.

Secured Notes Payable - The Company assumed secured notes payable through the acquisition of Dr. Pave in the amount of $160,000.  The principal amount and accrued interest in the amount of $14,361 was converted into the senior secured loan agreement as described below on June 30, 2015.

8.  NOTES PAYABLE:

Unsecured Notes Payable - The Company commenced two non-public offerings of notes and warrants in 2014.  The notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  As additional consideration for a lender to enter into the Loan Agreement, the Company agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company.  The Company allocated the fair value of the warrants as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement. The Warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  The three-year warrants were exercisable immediately at $3.00 per share.  The Company recognized amortization of discount on notes payable in interest expense of $58,801 and $153,617 during the year ended December 31, 2015 and 2014, respectively.  As of the date of this filing; these notes have not been paid in full and interest continues to accrue.

Secured Notes Payable - On February 16, 2015, the Company entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. The Company has not paid the interest on the notes timely and interest is therefore accrued at the 18% interest rate as stated above. On August 16, 2015; all senior secured notes were extended to a maturity date of February 15, 2016. Subsequent to year-end, on March 23, 2016; all senior secured notes were extended to a maturity date of September 30, 2016.  The Company is in default on the senior secured loan agreement.  The lenders may call the notes or foreclose upon the assets of the Company.

	Principal Balance	Interest Rate	Accrued Interest	Warrants issued	Warrant Fair Value - Discount	Unamortized Discount
Unsecured notes payable	$420,000	12%	$41,990	139,997	$115,159	$967
Secured notes payable	$947,361	12% - 18%	$119,618	-	$-	$-
	$1,367,361		$161,608	139,997	$115,159	$967

Equipment Loan Payable

In September 2012, the Company financed the purchase of equipment used for transportation and service work performed.  The note, in the original amount of $142,290, bears interest at a rate of 2.6% per annum and matures on September 4, 2017.  The Company returned the financed equipment in October 2015 to relieve the debt. As of December 31, 2015 there is no liability outstanding.

In August 2013, the Company financed the purchase of a truck to transport our equipment used in service and demonstrations.  The loan, in the amount of $83,507, bears interest at a rate of 6.1% per annum and matures on December 1, 2018.  On September 25, 2015 the Company returned the truck in efforts to relieve the debt.  As of December 31, 2015 the Company recognized an impairment on the asset in the amount of $5,215, the difference in the asset carrying value and the previous outstanding loan balance.  As of December 31, 2015 there is no liability outstanding.

In September 2014, the Company financed the purchase of equipment used in connection with the Heatwurx equipment to facilitate demonstrations and repairs.  The loan, in the amount of $49,204; matures on October 15, 2018.  The Company reclassified the asset to Assets held for sale and recognized an impairment on the asset in the amount of $17,889.  In October 2015 these assets were returned to the financing company in efforts to relieve the debt.  As of December 31, 2015, there is no loan liability.

As of December 31, 2015, the loans are subject to mandatory principal payments as follows:

Year	Payments
2016	$1,367,361
2017	-
2018	-
2019	-
2020	-
Total principal payments	$1,367,361
Less: unamortized debt discount	967
Total current portion	1,366,394

Based upon the Company’s financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2016.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  The Company is in default in regards to interest payments on the notes, the Company’s assets may be foreclosed upon.

9.  INCOME TAXES:

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

As of December 31, 2015, the Company’s tax year for 2012, 2013 and 2014 are subject to examination by the tax authorities.

Deferred Income Taxes - The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. As of December 31, 2015 and 2014, the Company has net operating losses for federal and state income tax purposes of approximately $12,761,702 and $12,074,903, respectively, which are available for application against future taxable income and which will start expiring in 2031. The benefit associated with the net operating loss carry forward will more likely than not go unrealized unless future operations are successful. Since the success of future operations is indeterminable, the potential benefits resulting from these net operating losses have not been recorded in the financial statements.

	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Current
Net operating loss carry forward - Federal	$4,338,979	$2,851,493
Net operating loss carry forward - State	598,096	343,854
Contribution carry forward	199	199
Stock-based compensation	225,162	196,495
Accrued liabilities and deferred rent	1,519	15,139
Total current deferred tax assets	5,163,955	3,407,180

Noncurrent
Depreciation	(16,533)	(117,275)
Amortization	-	272,507
Total noncurrent deferred tax (liabilities)/assets	(16,533)	155,232
Total net deferred tax assets	5,147,422	3,562,412
Valuation allowance for deferred tax asset	(5,147,422)	(3,562,412)
Total deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate of 34% and our effective tax rate for the years ended December 31, 2015 and 2014, are as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
Federal statutory income tax rate	34.0%	34.0%
Permanent differences	7.5%	(6.8)%
Deferred tax asset valuation allowance	(48.7)%	(30.6)%
Redeterminations/Other	7.2%	3.4%
Effective income tax rate	-	-

10.  STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 11,017,388 shares issued and 11,061,414 outstanding at December 31, 2015 and 9,495,045 shares issued and 10,952,356 outstanding at December 31, 2014.

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

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of December 31, 2015 and December 31, 2014, there were no shares of Series B preferred outstanding.  As of the date of this report there are 200 shares of Series B preferred shares that were automatically converted to common shares but have not been converted by transfer agent.  As of December 31, 2015 and 2014, there were 178,924 Series D preferred shares outstanding.

Series D Preferred Stock - As of December 31, 2015 and December 31, 2014 there were 178,924 and 178,924 shares of Series D preferred stock outstanding, respectively.

Holders of Series D preferred stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D preferred stock, the Company paid dividends of $31,475 and $177,846 during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 the Company has dividends payable in accrued expenses of $42,942.

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

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	1,320,000	$ 2.23	3.44
Granted	298,000	$ 3.00
Exercised	-	-
Cancelled	(371,500)	$ 2.46
Balance, December 31, 2014	1,246,500	$ 2.35	2.83
Exercisable, December 31, 2014	882,583	$ 2.20	2.52
Granted	425,000	$ 1.50
Exercised	-	-
Cancelled	(1,080,333)	$ 2.33
Balance, December 31, 2015	591,167	$ 1.78	3.75
Exercisable, December 31, 2015	463,000	$ 1.76	3.68

On April 30, 2015, the Board of Directors approved the grant of 125,000 options to the former CEO of the Company, David Dworsky, in accordance with the terms of the 2011 Equity Incentive Plan, as amended.  The options vested immediately and have an exercise price of $1.50 per share, with an expiration date of five years from the grant date.  Mr. Dworsky forfeited his vested options of 93,750 and unvested options of 206,250 with an exercise price of $3.00 per share.

On April 30, 2015, the Board of Directors approved the grant of 100,000 options to an employee for continued consulting services, in accordance with the terms of the 2011 Equity Incentive Plan, as amended.  The options vested immediately and have an exercise price of $1.50 per share, with an expiration date of five years from the grant date.  The employee forfeited his vested options of 100,000 and unvested options of 100,000 with an exercise price of $2.00 per share.

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

The fair value of each stock option granted was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	December 31, 2015	December 31, 2014
Risk-free interest rate range	1.43%	1.49%-1.71%
Expected life	5.0 Years	5.0 Years
Vesting period	0 - 1 Year	0 - Years
Expected volatility	42%	42%
Expected dividend	-	-
Forfeiture rate	25%	-
Fair value range of options at grant date	$0.259	$0.671 - $1.167

Significant assumptions utilized in determining the fair value of our stock options included the volatility rate, estimated term of the options, risk-free interest rate and forfeiture rate.  In order to estimate the volatility rate at each issuance date, given that the Company has not established a historical volatility rate as it has minimal trading volume since we began trading in October 2013, management reviewed volatility rates for a number of companies with similar manufacturing operations to arrive at an estimated volatility rate for each option grant.  The term of the options was assumed to be five years, which is the contractual term of the options.  The risk-free interest rate was determined utilizing the treasury rate with a maturity equal to the estimated term of the option grant.  Finally, management assumed a zero forfeiture rate in 2014 as the options granted were either fully-vested upon the date of grant or had relatively short vesting periods.  In 2015, with Company changes and significant reduction in operations and personnel, management estimated a forfeiture rate of 25%.

For the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense of $96,929 and $231,524, respectively.

As of December 31, 2015 and 2014 there was $6,690 and $308,041, respectively, of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the years ended December 31, 2015 and 2014.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,440,000	$ 0.11
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2014	1,440,000	$ 0.11
Granted	-	-
Exercised	-	-
Cancelled	(1,400,000)	$ 0.06
Balance, December 31, 2015	40,000	$2.00
Exercisable, December 31, 2014 and 2015	40,000	$ 2.00

See Note 5 for further discussion of the performance options.

Warrants

During 2015 the Company issued 25,141 warrants in connection with the private equity offering dated October 1, 2014 discussed above.  Each unit consisted of one share of Common stock and one-half warrant, with each whole warrant exercisable at $2.00 per share and grants the right to purchase a share of the Company’s common stock. The warrants expire three years from the date of issuance and are exercisable immediately.

During 2014 the Company issued 85,993 warrants during the year ended December 31, 2014 in connection with the Series D preferred stock unit offering. Each unit consisted of one share of Series D preferred stock and one-half warrant, with each whole warrant exercisable at $3.00 per share and grants the right to purchase a share of the Company’s common stock. All warrants outstanding in connection with the Series D unit offering expired in October 2015.

In 2014, the Company issued 283,329 warrants in connection with the non-public offering of unsecured notes and warrants up to $1,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

In 2014, the Company issued 432,995 warrants in connection with the non-public offering of unsecured notes and warrants up to $3,000,000.  The warrants expire three years from the date of issuance and are exercisable immediately at $3.00 per share.

In 2014, the Company issued 104,659 warrants in connection with the private equity offering dated October 1, 2014.  Each unit consisted of one share of Common stock and one-half warrant, with each whole warrant exercisable at $2.00 per share and grants the right to purchase a share of the Company’s common stock.  The warrants expire three years from the date of issuance and are exercisable immediately.

In 2014, the Company issued 550,438 warrants in connection with the conversion of unsecured notes payable into the private equity offering dated October 1, 2014.  The unsecured notes payable converted into one share of common stock plus one-half warrant for each $1.75 of the outstanding principal and accrued interest.  The warrants expire three years from the date of issuance and are exercisable immediately at $2.00 per share.

In 2014, the Company issued 603,742 warrants in connection with the conversion of Series D preferred shares into the private equity offering dated October 1, 2014.  The Series D preferred shares converted into one share of common stock plus one-half warrant for each $1.75 of the original purchase price.  The warrants expire three years from the date of issuance and are exercisable immediately at $2.00 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2013	363,824	$ 3.00	1.88
Granted	2,061,156	$ 2.39
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2014	2,424,980	$ 2.48	2.28
Granted	25,141	$ 2.00
Exercised	-	-
Cancelled	(449,817)	$ 3.00
Balance, December 31, 2015	2,000,304	$ 2.36	1.64

11.  NET LOSS PER COMMON SHARE:

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

Outstanding options and warrants underlying 2,591,471 shares were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the year ended December 31, 2015	For the year ended December 31, 2014
Net loss from continuing operations	$(2,982,920)	$(3,685,601)
Net loss from discontinued operations	(371,307)	(840,649)
Net loss	(3,354,227)	(4,526,250)
Basic and diluted:
Preferred stock cumulative dividend - Series B (1)	-	(62,227)
Preferred stock cumulative dividend - Series C	-	2,200
Preferred stock cumulative dividend - Series D	42,942	230,542
Deemed dividend - inducement premium	-	1,332,376
Income applicable to preferred stockholders	42,942	1,502,891
Net loss applicable to common stockholders	$(3,397,169)	$(6,029,141)

(1)

Upon conversion of the Series B preferred stock into common stock, the holders of the Series B preferred stock were no longer entitled to the dividends recorded in the adjustment to net loss applicable to common shareholders in prior periods.  As a result, prior year reported dividends were adjusted downward to reflect this release of accumulated dividends.

12.  COMMITMENTS AND CONTINGENCIES:

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

Total rent expense for the year ended December 31, 2015 and 2014 was $50,035 and $55,744, respectively.

Purchase Commitments - During the year ended December 31, 2014, the Company had a commitment to its manufacturer to purchase equipment and parts totaling approximately $70,000.  In December 2014, the Company paid the existing commitment in full.  No future commitment exists at this time.

Vendors and Debt - The Company has significant liabilities as of December 31, 2015 with limited cash flow generated by the sale of Company assets and revenue.  The Company has $159,249 in accounts payable from continuing operations and $33,777 from discontinued operations.  In addition, the Company has $1,528,969 in debt and accrued interest from continuing operations and $255,310 in debt and accrued interest from discontinued operations.  The Company will work with their vendors and lenders to establish payment plans, explore extensions and conversion of debt.

13.  RELATED PARTY TRANSACTIONS:

Consulting arrangements

In November 2014, the Company entered into a consulting arrangement with Heather Kearns, the former Interim Chief Financial officer and incurred consulting fees of $73,000 and $18,000 during the years ended December 31, 2015 and 2014, with $19,600 in current liabilities owed to her as of December 31, 2015.

On July 15, 2014, the Company terminated the Consulting Agreement with Mr. Richard Giles, a founder, stockholder, and former director of the Company. The Company paid consulting fees of $69,800 to Mr. Giles during the year ended December 31, 2014.  The Company had a Senior Subordinated note payable with Mr. Richard Giles, during the year ended December 31, 2014, the Company made the final required principal payments totaling $500,000 and paid interest of $7,500.

Share activity

Justin Yorke is the manager of the JMW Fund, LLC, the San Gabriel Fund, LLC, the Richland Fund, LLC, and the Arroyo Fund, LLC; and was a director from April 2011 until June 2012.  Mr. McGrain, our Interim Chief executive officer and Interim Chief financial officer is also a member of the JMW Fund, LLC, the San Gabriel Fund, LLC, the Richland Fund, LLC, and the Arroyo Fund, LLC. During the year ended 2014 Mr. Yorke, as the manager, was issued 83,330 Series D preferred shares and warrants to purchase 41,665 common shares. Mr. Yorke, as the manager, converted 166,660 Series D preferred shares into 285,700 common shares and warrants to purchase 142,850 common shares as part of the Private equity offering dated October 1, 2014.  Mr. Yorke, as the manager, accrued dividends from preferred stock in 2014 totaling $27,725.  During 2014, Mr. Yorke, as the manager, was issued unsecured notes payable in the aggregate principal amount of $1,729,003, bearing interest at 12% per annum and granted warrants to purchase 576,327 common shares in connection with the Company’s $1 million and $3 million note offerings.  In October 2014, Mr. Yorke, as the manager, was issued a short-term unsecured loan in the amount of $75,000, bearing interest at 12% per annum.  Mr. Yorke, as the manager, converted an aggregate amount or $1,926,537 unsecured notes payable and accrued interest into 1,100,876 common shares and was granted warrants to purchase 550,438 common shares in the Private equity offering dated October 1, 2014.  As of December 31, 2014 the Company had an unsecured note payable with Mr. Yorke, as the manager, in the amount of $20,000; a secured note payable in the amount of $160,000, and an outstanding balance of $138,000 on the revolving line of credit.  Mr. Yorke, as the manager, received or has accrued interest payments from loans payable in 2014 totaling $105,275.  During the year ended December 31, 2015 Mr. Yorke, converted the $20,000 and $160,000 unsecured notes payable into senior secured notes payable. As of December 31, 2015, Mr. Yorke has secured notes outstanding totaling $947,361, and was paid or has accrued interest totaling $120,565 in 2015.  In addition Mr. Yorke was issued warrants to purchase 2,857 common shares as part of the Private equity offering dated October 1, 2014, during 2015.

During the year ended December 31, 2014, Mr. Gus Blass III, a former member of our board of directors and a stockholder whom resigned September 15, 2015, was issued 16,666 Series D preferred shares and warrants to purchase 8,333 common shares.  During the years ended December 31, 2015 and 2014 Mr. Blass III received or had accrued dividends from preferred stock totaling $24,000 and $22,355, respectively.  In addition, Mr. Gus Blass II, a former member of our board of directors and father to Mr. Gus Blass III, was issued an unsecured note payable in the amount of $250,000 during 2014, paying interest at 12% per annum with a maturity date of January 6, 2016.  Mr. Gus Blass II was granted warrants to purchase 83,333 common shares in connection with the unsecured note payable in 2014, and expired in October 2015 unexercised.  Mr. Blass II, received or had accrued interest payments of $30,000 and $29,507 for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, Reginald Greenslade, a former member of our board of directors and a stockholder, who resigned August 1, 2015; was issued 16,659 Series D preferred shares and warrants to purchase 8,329 common shares.  Mr. Greenslade converted 16,659 Series D preferred shares into 28,487 common shares and warrants to purchase 14,279 common shares in the Private equity offering dated October 1, 2014.  Mr. Greenslade received or had accrued dividends from preferred stock totaling $2,180 in 2014.  On January 1, 2014 as part of the Dr. Pave, LLC acquisition, the Company assumed an outstanding balance of $45,980 on the revolving line of credit to Mr. Greenslade.  Mr. Greenslade received or had accrued interest totaling $5,519 and $5,518 for the years ended December 31, 2015 and 2014, respectively

During the year ended 2014, the Company issued 1,500 Series D preferred shares and warrants to purchase 750 common shares to David Dworsky, the former Chief Executive Officer and  board member of the Company, whom resigned his Officer position effective April 30, 2015 and his board position effective August 31, 2015.  Mr. Dworsky received or has accrued dividends totaling $360 and $213 for the years ended December 31, 2015 and 2014, respectively.

Dr. Pave Acquisition

On January 7, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Acquisition Agreement”) dated January 8, 2014 with Dr. Pave, LLC, a California limited liability company.  Dr. Pave, LLC was controlled by David Dworsky, the former Chief Executive Officer of the Company.  The Company acquired all of the outstanding membership interests in Dr. Pave for 58,333 shares of common stock of the Company at a value of $3.00 per share for total consideration in the amount of $175,000.  The consideration included the issuance of 41,668 shares to Dworsky Partners, LLC, an entity in which David Dworsky owned 80% of the ownership interest, and 3,333 shares to Reginald Greenslade, a former member of our board of directors.  During 2015, the company ceased operations of Dr. Pave, LLC.  The related accounting results are reflected in the discontinued operations lines within the financial statements for the years ended December 31, 2015 and 2014. See Note 5 above for additional information.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

	For the year ended December 31, 2015	For the year ended December 31, 2014
Cash paid for interest	$25,356	$194,447
Cash paid for income taxes	$-	$132
Series D Dividend payable in accrued expenses	$42,942	$45,590

Non-Cash investing and financing transactions
Returned equipment applied to outstanding loan principal	$98,098	$-
Conversion of unsecured notes to senior secured notes	$174 361	$-
Repayment of unsecured notes payable and accrued interest with issuance of common shares	$-	$2,506,982
Financing the purchase of equipment under a 4 year loan agreement	$-	$49,204
Deemed dividend and inducement premium on conversion of Series D preferred shares to common shares	$-	$1,332,376
Beneficial conversion feature on warrants issued in conjunction with Series D preferred shares	$-	$51,110

15.  SUBSEQUENT EVENTS

Debt offerings

On March 23, 2016, the Company entered into a Secured note under the senior secured loan agreement in the amount of $15,000.  In addition, the Company extended all Secured Notes issued under the Senior Secured Loan Agreement to September 30, 2016, in the aggregate amount of $962,361.  As of the filing date, the company is in default on the senior secured loan agreement.  The lenders may call the notes or foreclose upon the assets of the Company.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 3, 2015, the Company was informed by Hein and Associates, LLP notifying the Board of Directors that the Company’s auditor/client relationship with Hein had ceased. Prior to the receipt of the Hein letter on September 3, 2015, the Company had not been informed by Hein that Hein desired to terminate its independent auditor/client relationship with the Company.

From inception through September 3, 2015, there have been no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hein, would have caused it to make reference thereto.

During the audit of our 2014 financial statements, Hein & Associates LLP advised the Company of a material weakness related to the Company’s internal control over financial reporting.  This communication advised the Company that the internal controls necessary to develop reliable financial statements does not exist.

Effective September 30, 2015, we engaged Cutler & Co., LLC as our principal accountant for the Company's fiscal year ending December 31, 2015 and the interim periods for 2015. The decision to change principal accountants was approved by our Board of Directors.

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

On November 20, 2015, we were notified that Cutler sold his SEC practice to Pritchett, Siler & Hardy PC and effective immediately PS&H would be our independent registered public accounting firm for the filing of our Form 10-Q for the quarterly period ended September 30, 2015 and the year ended December 31, 2015.  As Cutler is viewed as a separate legal entity, we dismissed Cutler as our principal accountant and engaged PS&H, as our principal accountant for our fiscal year ending December 31, 2015 and the interim periods for 2015.  The decision to change principal accountants was approved by our Board of Directors.

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

ITEM 9A. Controls and Procedures

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and director; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 1992 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Material Weakness and Related Remediation Initiatives

Our management concluded that as of December 31, 2015, the following material weaknesses existed: 1. Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. Due to lack of funds we were unable to remediate the material weakness during 2015.  Due to the significant reduction in operations, the Company was unable to remediate the material weakness during 2016.

On January 1, 2015, we had fewer than 300 record holders and, thus, our reporting obligations were automatically suspended.  As a voluntary filer, we choose to cease filing Exchange Act reports, effective immediately.

There were no changes in our internal control over financial reporting (as defined in Rule 15d - 15(f) under the Exchange Act) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following information as of May 22, 2017, the name and age of, and position or positions held by, our executive officer and director and, the employment background, and any directorship held by the current director during the last five years in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940 is detailed.  The Board consists of a single director, whom was elected by the former Board members prior to resigning in August and September 2015, which believed that the director named below is highly qualified and has the skills and experience required for effective service on the Board.  The director’s individual biography follows containing information about his experience, qualifications and skills that led the Board to nominate him.

John P. McGrain (Age 71), CEO, CFO, Director.  John McGrain has served as Director since August 31, 2015 and our Interim Chief Executive Officer and Interim Chief Financial Officer since September 14, 2015.  Mr. McGrain has served in the following capacities over the last five years: Manager and sole member of the JPG Investments, LLC, and a member of the following funds: JMW Fund, LLC; the Richland Fund, LLC; San Gabriel Fund, LLC; and the Arroyo Fund, LLC.

Board of Directors

Our Board of Directors is comprised of one director. The director will serve a one-year term, or until an earlier resignation, death or removal, or their successors are elected. A conflict of interest may arise between the best interests of our company and the best interests of Mr. McGrain's other business interests. In such a situation where a conflict of interest exists any decision by Mr. McGrain which furthers the best interests of his other business interest may be harmful to our business. Additionally, we have no established parameters or understandings regarding the allocation of present or future business opportunities between us and Mr. McGrain’s other business interests.

Directors do not receive cash compensation for service on the Board. The Company reimburses its directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any Board of Directors meeting. Directors are entitled to participate in our equity compensation plan.

Code of Ethics and Business Conduct

We adopted a Code of Ethics and Business Conduct in October 2012, which applies to all of our employees, officers and directors. It establishes standards of conduct for individuals and also individual standards of business conduct and ethics.

ITEM 11. Executive Compensation

The following table provides a summary of annual compensation for our named executive officer for the years ended December 31, 2015 and December 31, 2014.  We do not have an employment agreement with our named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Option Awards ($)	All other Compensation ($)	Total ($)
John McGrain - Interim Chief Executive Officer and Interim Chief Financial Officer(1)	2015	1	-	-	1
David Dworsky - Chief Executive Officer (2)	2015	53,250	32,450(3)	16,183(4)	101,883
	2014	180,000	-	-	180,000
Alexander Kramer - Chief Financial Officer (5)	2014	73,125	73,845	36,198	183,168

(1) John McGrain has served as our Interim Chief Executive Officer and Interim Chief Financial Officer since September 14, 2015.

(2) David Dworsky served as our President, Chief Executive Officer from December 16, 2013 through April 30, 2015.

(3) Upon his resignation from his position as President and Chief Executive Officer Mr. Dworsky forfeited his vested options of 93,750 and unvested options of 206,250 with an exercise price of $3.00 per share and was granted 125,000 options with an exercise price of $1.50 per share, the options vest immediately and expire five years from the date of grant.

(4) Mr. Dworsky received a payout of his accrued paid-time-off in the amount of $16,183.

(5) Alexander Kramer served as the Company’s Chief Financial Officer from June 29, 2014 through November 7, 2014.  Mr. Kramer received 100,000 options upon his acceptance of his position as Chief Financial Officer.  Mr. Kramer was also granted 10,000 options when he was appointed Secretary of the Board.  The options expired, 90 days post- employment with the Company on February 5, 2015.  Mr. Kramer received a severance package of $30,000 and payout of his accrued paid-time-off.

In connection with his appointment as Interim Chief Executive Officer and Interim Chief Financial Officer, we have agreed to pay Mr. McGrain total compensation of $1 annually.

In connection with his appointment as Chief Executive Officer, we agreed to pay Mr. Dworsky an annual base salary of $180,000.  During his employment, Mr. Dworsky was eligible to participate in company-sponsored insurance plans, which included health and vision benefits and life and disability plans.  In addition, he receives a cell phone allowance of $150 per month and fuel reimbursement of $600 per month.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding stock options held by our named executive officers at December 31, 2015.  All of these options were granted under our 2011 Stock Incentive Plan.  Our named executive officers did not hold any restricted stock or other stock awards at the end of 2015.

	Number of Shares Underlying unexercised options
Name	Exercisable	Unearned	Option exercise price	Option expiration date
David Dworsky	125,000	-	$1.50	4/28/2020

Director Compensation

There were no fees earned or paid in cash, no option awards granted to our directors (not including our named executive officer) for the year ended December 31, 2015.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of May 22, 2017, by: our named executive officer and directors; all executive officers and directors as a group; and each person who is known by us to beneficially own more than 5% of our outstanding common stock.

Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days, including shares issuable upon conversion of preferred stock, are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group. The address of each named executive officer and director is 530 S. Lake Avenue #165, Pasadena, CA 91101. The address of other beneficial owners is set forth below.

The percentage of shares beneficially owned shown in the table is based upon 11,017,388 shares of common stock outstanding as of May 22, 2017.

Name of beneficial owner Named executive officers and directors:	Shares beneficially owned	% of shares outstanding
John McGrain	82,200	0.75%

Name and address of beneficial owner Stockholders owning more than 5%:
JMW Fund LLC (1) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	2,777,114	23.96%
San Gabriel Fund LLC (2) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	2,447,898	21.42%
Richland Fund LLC (3) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	753,182	6.66%
Justin Yorke (4) 4 Richland Place Pasadena, California 91103	6,091,401	49.54%
Kirby Enterprise Fund LLC (5) PO Box 3087 Greenwood Village, Colorado 80155 Manager: Charles Kirby	604,000	5.48%
Charles F. Kirby (6) PO Box 3087 Greenwood Village, CO 80155	1,200,737	10.90%

(1) Justin Yorke is the manager of the JMW Fund and was a director from April 2011 until June 2012.  Mr. McGrain is also a member of the JMW Fund, LLC.  Includes 573,407 shares underlying warrants.

(2) Justin Yorke is the manager of the San Gabriel Fund and was a director from April 2011 until June 2012. Mr. McGrain is also a member of the San Gabriel Fund, LLC.   Includes 411,279 shares underlying warrants.

(3) Justin Yorke is the manager of the Richland Fund and was a director from April 2011 until June 2012.  Mr. McGrain is also a member of the Richland Fund, LLC.  Includes 284,929 shares underlying warrants.

(4) Includes ownership of JMW Fund LLC, San Gabriel Fund LLC, Richland Fund LLC, and Arroyo Fund LLC as indicated above and some individually owned by Mr. Yorke.  Mr. McGrain is also a member of JMW Fund LLC, San Gabriel Fund LLC, Richland Fund LLC, and Arroyo Fund LLC.  Includes a total of 1,278,186 shares underlying warrants.

(5) Charles Kirby is the manager of the Kirby Enterprise Fund LLC and was a director from April 2011 until October 2011.

(6) Charles Kirby was a director from April 2011 until October 2011.  Includes 604,000 shares owned by Kirby Enterprise Fund LLC, of which Mr. Kirby is a manager. Also includes 451,554 shares owned by Charles F. Kirby Roth 401(k), 121,500 shares owned by West Hampton Special Situations Fund LLC, of which Mr. Kirby is a manager, 20,000 shares owned by Kirby Enterprise Capital Management LLC, of which Mr. Kirby is a manager, and 3,683 shares owned by River Bend Fund LLC, of which Mr. Kirby is a manager.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

This section describes the transactions we have engaged in with persons who were our directors or officers at the time of the transaction, and persons or entities known by us to be the beneficial owners of more than 5% of our common stock for the years ended December 31, 2015 and 2014.

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

On October 15, 2014 as part of the private equity offering dated October 1, 2014, the Company converted the outstanding principal and interest on the unsecured notes payable with the JMW Fund, LLC in the total amount of $861,164 into 492,093 common shares and was granted warrants to purchase 246,047 shares of common stock.  In May 2014 the Company issued JMW Fund, LLC 33,332 Series D preferred shares and granted warrants to purchase 16,666 shares of common stock.  The warrants expire three years from the date of issuance. On October 15, 2014 as part of the private equity offering dated October 1, 2014, the company converted 66,664 Series D preferred shares into 114,280 common shares and granted warrants to purchase 57,140 shares of common stock.  During  the year ended December 31, 2015 the Company has entered into a $2 Million Loan agreement with the JMW Fund, LLC, and issued senior secured promissory notes payable in the total amount of $390,744.  The principal and unpaid accrued interest was payable on September 30, 2016.  The company is in default on the senior secured loan agreement as of the date of this report.

Transactions with San Gabriel Fund, LLC

San Gabriel Fund, LLC beneficially owns more than 5% of the outstanding shares of Company common stock.  In February 2014 the Company entered into a $1 million loan agreement with San Gabriel Fund, LLC, and issued unsecured promissory notes payable in the total amount of $200,000.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  During the year ended December 31, 2014 the Company entered into a $3 million loan agreement with San Gabriel Fund, LLC, and issued unsecured promissory notes payable in the total amount of $351,668.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  On October 15, 2014 as part of the private equity offering dated October 1, 2014, the Company converted the outstanding principal and interest on the unsecured notes payable with the San Gabriel Fund, LLC in the total amount of $595,885 into 340,505 common shares and was granted warrants to purchase 170,253 shares of common stock.  In May 2014 the Company issued San Gabriel Fund, LLC 33,332 Series D preferred shares and granted warrants to purchase 16,666 shares of common stock.  The warrants expire three years from the date of issuance. On October 15, 2014 as part of the private equity offering dated October 1, 2014, the company converted 66,664 Series D preferred shares into 114,280 common shares and granted warrants to purchase 57,140 shares of common stock.  During  the year ended December 31, 2015 the Company has entered into a $2 Million Loan agreement with the San Gabriel Fund, LLC, and issued senior secured promissory notes payable in the total amount of $290,744. The principal and unpaid accrued interest was payable on September 30, 2016.  The company is in default on the senior secured loan agreement as of the date of this report.

Transactions with Richland Fund, LLC

Richland Fund, LLC beneficially owns more than 5% of the outstanding shares of Company common stock.  In February 2014 the Company entered into a $1 million loan agreement with Richland Fund, LLC, and issued unsecured promissory notes payable in the total amount of $100,000.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  During the year ended December 31, 2014 the Company entered into a $3 million loan agreement with Richland Fund, LLC, and issued unsecured promissory notes payable in the total amount of $266,668.  The notes bore interest at a rate of 12% per annum and was payable monthly on the first day of each month.  On October 9, 2014 the Company entered into a short-term unsecured note payable with the Richland Fund, LLC in the amount of $75,000.  The note bore interest at 12% per annum and was payable monthly on the first day of each month.  On October 15, 2014 as part of the private equity offering dated October 1, 2014, the Company converted the outstanding principal and interest on the $1 million and $3 million unsecured notes payable with the Richland Fund, LLC in the total amount of $392,441 into 224,252 common shares and was granted warrants to purchase 112,126 shares of common stock. On December 31, 2014 the Company converted the outstanding principal and interest on the short-term unsecured note payable with the Richland Fund, LLC in the total amount of $77,047 into 44,026 common shares and granted 22,013 shares of common stock.  In May 2014 the Company issued Richland, LLC 16,666 Series D preferred shares and granted warrants to purchase 8,333 shares of common stock.  The warrants expire three years from the date of issuance. On October 15, 2014 as part of the private equity offering dated October 1, 2014, the company converted 33,332 Series D preferred shares into 57,140 common shares and granted warrants to purchase 28,570 shares of common stock.  On December 11, 2014 the Company entered into a short-term unsecured note payable with the Richland Fund, LLC in the amount of $20,000.  During  the year ended December 31, 2015 the Company has entered into a $2 Million Loan agreement with the Richland Fund, LLC, and issued senior secured promissory notes payable in the total amount of $210,872 and converted the December 11, 2014 short-term unsecured note payable into a senior secure promissory note in the amount of $20,000. The principal and unpaid accrued interest was payable on September 30, 2016.  The company is in default on the senior secured loan agreement as of the date of this report.

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

ITEM 14. Principal Accountant Fees and Services

Hein & Associates LLP (“Hein”) served as the Company’s independent registered public accounting firm since 2011 and audited its financial statements for the year ended December 31, 2014.

Pritchett, Siler & Hardy PC (“PS&H”) has served as the Company’s independent registered public accounting firm since November 2015 and audited its financial statements for the year ended December 31, 2015.

For the years ended December 31, 2015 and 2014, the aggregate fees billed by Hein and Cutler & Co. to the Company were as follows:

Year ended December 31,
	(Cutler & Co.) 2015	(Hein) 2015	(Hein) 2014
Audit fees (1)	$ 5,400	$ 77,000	$ 92,866
Audit-related fees	-	7,385	4,138
Tax fees	-	-	-
All other fees	-	-	-
Total accounting fees and services	$ 5,400	$ 84,385	$ 97,004

(1) Audit fees includes the aggregate fees billed for professional services for the audit of our annual financial statements for the years ended December 31, 2015 and 2014 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during the year ended December 31 of the respective years.

Audit Committee Pre-Approval

The Audit Committee reviewed and approved in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services.  Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Audit Committee or Company management. For the years ended December 31, 2015 and 2014, all audit fees were reviewed and approved in advance of such services.

PART IV

ITEM 15. Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here- with
			File No.	Exhibit
2.1	Asset Purchase Agreement dated April 15, 2011	S-1	333-184948	2.1	11/14/12
3.1	Certificate of Incorporation, as amended	10-Q	333-184948	3.1	8/8/13
3.2	Bylaws, as amended	10-K	333-184948	3.2	3/27/14
4.1	Specimen of Common Stock Certificate	S-1/A	333-184948	4.1	5/15/13
4.2	Certificate of Designations of Series D Preferred Stock, as amended	10-K	333-184948	4.2	3/27/14
10.1	Form of Senior Secured Promissory Note (part of a $1.5 million series of notes that were paid off in August 2012)	S-1	333-184948	10.1	11/14/12
10.2*	Giles Performance Option Grant Notice dated April 15, 2011	S-1	333-184948	10.2	11/14/12
10.3	Form of Investors’ Rights Agreement	S-1	333-184948	10.3	11/14/12
10.4	Form of Pledge Agreement	S-1	333-184948	10.4	11/14/12
10.5*	Giles Consulting Agreement dated April 15, 2011	S-1	333-184948	10.5	11/14/12
10.6	Form of HeatwurxAQ Right of First Refusal and Co-Sale Agreement dated April 15, 2011	S-1	333-184948	10.6	11/14/12
10.7	Form of HeatwurxAQ Right of Voting Agreement dated April 15, 2011	S-1	333-184948	10.7	11/14/12
10.8	HeatwurxAQ Subordinated Security Agreement dated April 15, 2011	S-1	333-184948	10.8	11/14/12
10.9	HeatwurxAQ Subordinated Note dated April 15, 2011	S-1	333-184948	10.9	11/14/12
10.10*	Amended and Restated 2011 Equity Incentive Plan	S-1	333-184948	10.10	11/14/12
10.11*	Form of Stock Option Agreement Under 2011 Equity Incentive Plan	S-1	333-184948	10.11	11/14/12
10.12*	Form of Grant Notice under 2011 Equity Incentive Plan	S-1	333-184948	10.12	11/14/12
10.13	Lease between Heatwurx, Inc. and Syracuse Hill II LLC dated July 18, 2012	S-1	333-184948	10.13	11/14/12
10.14	Conformed Copy of Settlement and Mutual Release Agreement among Heatwurx, Inc. and Larry Griffin and David Eastman	S-1/A	333-184948	10.15	1/11/13
10.15	Senior Loan Agreement dated May 22, 2013, with forms of Senior Secured Promissory Note and Senior Security Agreement attached	S-1/A	333-184948	10.15	5/23/13
10.16	Subordination Agreement dated May 22, 2013, with Richard Giles	S-1/A	333-184948	10.16	5/23/13
10.17	Form of Warrant Agreement - Unit offering (Series D)	10-K	333-184948	10.17	3/27/14
10.18	Loan Agreement dated January 6, 2014, including the form of the Promissory Note and the Warrant Agreement	8-K	333-184948	99.1	1/9/14

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here- with
			File No.	Exhibit
10.19	Agreement and Plan of Reorganization dated January 8, 2014 with Dr. Pave, LLC	8-K	333-184948	99.2	1/9/14
10.20	Offer Letter to Alex Kramer dated April 28, 2014	10-Q	333-184948	10.1	8/19/14
10.21	Termination Letter of Consulting Agreement dated April 15, 2011 with Richard Giles	10-Q	333-184948	10.2	8/19/14
10.22	Exclusive Distribution Agreement, dated October 23, 2014	10-Q	333-184948	10.1	10/29/14
10.23	Separation and Severance Agreement and Release of Claims, dated October 28, 2014.	8-K	333-184948	99.1	11/3/14
10.24	Senior Secured Loan Agreement dated February 16, 2015	8-K	333-184948	99.1	2/20/15
10.25	Promissory Note with San Gabriel Fund, LLC dated February 16, 2015	8-K	333-184948	99.2	2/20/15
10.26	Promissory Note with JMW Fund, LLC dated February 16, 2015	8-K	333-184948	99.3	2/20/15
10.27	Promissory Note with Richland Fund, LLC dated February 16, 2015	8-K	333-184948	99.4	2/20/15
10.28	Security Agreement dated February 16, 2015	8-K	333-184948	99.5	2/20/15
10.29	Subsidiary Guaranty Agreement dated February 16, 2015	8-K	333-184948	99.6	2/20/15
10.30	Debt Conversion Agreement	8-K	333-184948	99.1	7/7/15
10.31	Press Release	8-K	333-184948	99.2	7/7/15
10.32	Promissory Note Extension Agreement	10-Q	333-184948	10.1	8/19/15
14.1	Code of Ethics and Business Conduct	S-1	333-184948	14.1	11/14/12
16	Letter from CPA - Hein	8-K	333-184948	16	9/22/15
16.1	Letter from CPA - Cutler & Co	10-Q	333-184948	16.1	12/1/15
21.1	List of Subsidiaries	10-K	333-184948	21.1	4/14/15
23.1	Consent of Pritchett, Siler & Hardy PC, Independent Registered Public Accounting Firm					X
23.2	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney	S-1	333-184948	24.1	11/14/12
31.1	Rule 15d-14a Certification by Principal Executive Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEATWURX, INC.

Date: June 19, 2017,	By:	/s/ John P. McGrain
John P. McGrain, Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ John P McGrain	Director	June 19, 2017
John P. McGrain

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2015.