Form 10-Q
period 2016-03-31
Heatwurx, Inc.
filed 2017-08-07
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 333-184948

Heatwurx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

530 S Lake Avenue #615

Pasadena, CA 91101

(Address of principal executive offices and Zip Code)

(626) 364-5342

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)  YES [  ]  NO [X]

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.  YES [X]  NO [ ]

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

The registrant has 11,061,114 shares of common stock outstanding as of July 24, 2017.

HEATWURX, INC.

FORM 10-Q

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,439	$2,090
Other receivables	25,000	-
Prepaid expenses and other current assets	1,269	47,722
Assets held for sale	15,000	42,000
Current assets from discontinued operations	3,632	12,350
Total current assets	47,340	104,162
EQUIPMENT, net of depreciation	-	159
TOTAL ASSETS	$47,340	$104,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$169,270	$159,249
Accrued liabilities	93,859	95,339
Interest payable	212,506	161,608
Income taxes payable	200	200
Senior secured notes payable	962,361	947,361
Unsecured notes payable, net of discount of $967 at December 31, 2015	420,000	419,033
Current liabilities from discontinued operations	307,219	300,338
Total current liabilities	2,165,415	2,083,128
TOTAL LIABILITIES	$2,165,415	$2,083,128

STOCKHOLDERS’ DEFICIT:
Series D preferred stock, $0.0001 par value, 178,924 shares issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference of $832,389 at March 31, 2016 and $821,683 at December 31, 2015	$18	$18
Common stock, $0.0001 par value, 20,000,000 shares authorized; 11,017,388 issued and 11,061,414 outstanding at March 31, 2016 and December 31, 2015	1,102	1,102
Additional paid-in capital	14,327,428	14,322,366
Accumulated deficit	(15,017,006)	(14,874,680)
Stockholder’s deficit from discontinued operations	(1,429,617)	(1,427,613)
Total stockholders’ deficit	(2,118,075)	(1,978,807)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,340	$104,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUE:
Equipment sales	$5,000	$32,760
Other revenue	-	5,000
Total revenues	5,000	37,760

COST OF GOODS SOLD	-	24,966
GROSS PROFIT	5,000	12,794

EXPENSES:
Selling, general and administrative	80,515	459,438
Research and development	-	11,738
Total expenses	80,515	471,176

LOSS FROM OPERATIONS	(75,515)	(458,382)

OTHER INCOME AND EXPENSE:
Interest income	-	1,252
Interest expense	(56,106)	(35,271)
Total other income and expense	(56,106)	(34,019)

LOSS BEFORE INCOME TAXES	(131,621)	(492,401)
Income taxes	-	(25)
LOSS FROM CONTINUED OPERATIONS, net of tax	(131,621)	(492,426)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,004)	(152,180)
NET LOSS	$(133,625)	$(644,606)

Preferred Stock Cumulative Dividend and Deemed Dividend	(10,705)	(10,589)
Net loss applicable to common stockholders	$(144,330)	$(655,195)
Net loss per common share basic and diluted from continuing operations	(0.01)	(0.05)
Net loss per common share basic and diluted from discontinued operations	(0.00)	(0.01)
Net loss per common share basic and diluted	$(0.01)	$(0.06)
Weighted average shares outstanding used in calculating net loss per common share	11,017,640	10,997,056

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,625)	$(644,606)
Less: Loss from discontinued operations, net of tax	2,004	152,180
Loss from continuing operations	(131,621)	(492,426)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	159	19,145
Amortization of intangible assets	-	89,285
Amortization of discount on note payable	967	14,499
Non-cash expenses exchanged for services	-	25,500
Stock-based compensation	5,062	35,552
Changes in current assets and liabilities:
Increase in receivables	(25,000)	(86,214)
Decrease in prepaid and other current assets	46,453	83,900
Decrease in inventory	-	24,243
Increase in consigned inventory	-	(124,448)
Increase in income taxes payable	-	25
Decrease (increase) in accounts payable	10,021	(4,656)
Decrease in accrued liabilities	(840)	(24,091)
Increase in deferred revenue	-	84,964
Increase in interest payable	50,899	1,874
Net cash used in operating activities from continuing operations	(43,900)	(352,848)
Net cash used in operating activities from discontinued operations	(6,469)	(149,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(1,399)
Proceeds from sale of assets held for sale	27,000	-
Net cash provided by (used in) investing activities from continuing operations	27,000	(1,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes payable	15,000	450,000
Proceeds from issuance of common shares	-	88,000
Repayment on equipment loan payable	-	(13,964)
Net cash provided by financing activities from continuing operations	$15,000	$524,036

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,369)	20,549

CASH AND CASH EQUIVALENTS, beginning of period, including discontinued operations	14,440	21,234
CASH AND CASH EQUIVALENTS, Continuing Operations, end of period	$2,439	$25,263
CASH AND CASH EQUIVALENTS, Discontinued Operations, end of period	$3,632	$16,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016 and the year ended December 31, 2015

1.

PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc. (“Heatwurx,” the “Company”) is an asphalt repair equipment and technology company.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of March 31, 2016.

The Company’s consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC; both wholly-owned subsidiaries of the Company, which are represented in the Company’s discontinued operations (Note 5). All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Interim Financial Statements - These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our accounting policies did not change in the first three months of 2016. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

Use of estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets.

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

The Company has previously relied exclusively on private placements with a small group of investors to finance its business and operations. The Company has had little revenue since inception. For the three months ended March 31, 2016, the Company incurred a net loss from continuing operations of approximately $132,000 and used approximately $55,000 in net cash from operating activities from continuing operations and was provided approximately $5,000 in net cash from operating activities from discontinued operations. The Company had total cash on hand including cash from discontinued operations of approximately $6,000 as of March 31, 2016. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The Company has significantly reduced employees and overhead. The decision to cease operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC was made on December 31, 2015.

These business components are captured within discontinued operations as of March 31, 2016 (Note 5). The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee, warehouse the equipment held for the licensee and look for potential merger candidates. It is the Company’s intention to move forward as a public entity and to seek potential merger candidates. If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

During the three months ended March 31, 2016, the Company received cash of $15,000 as part of the $2,000,000 senior secured debt offering commenced in February 2015.  Based upon the Company’s current financial position and inability to obtain additional financing, the Company was not be able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt.  The Company will continue to work with the lenders to explore extension or conversion options, but there is no guarantee the lenders will agree to modify the repayment terms of the notes under conditions that will allow the Company to continue to repay the notes, if at all. As these notes are secured by all of the assets of the Company, including intellectual property rights, the Company is in default in regards to interest payments on the notes, and the lenders may call the notes and foreclose on the Company’s assets.

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

Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Assets held for sale - Long-lived assets which are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as long-lived assets held-for-sale, and measured at their fair value based on the Company’s own judgments about assumptions that market participants would use in pricing the asset and on observable market data, when available. An impairment loss is recorded in the statement of operations for long-lived assets held-for sale when the carrying amount of the asset exceeds its fair value less cost to sell. A long-lived asset is not depreciated while it is classified as held-for-sale.

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

Net income (loss) per share - The Company computes basic and diluted earnings per share amounts pursuant to ASC 260-10-45. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period.  The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.  The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings during the three months ended March 31, 2016 and 2015, respectively.

Subsequent events - The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

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

The Financial Accounting Standards Board recently issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) "Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40)," (b) "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables," and (c) "Background Information and Basis for Conclusions."  The new presentation guidance is effective for interim and annual periods beginning after December 15, 2016.  The Company is considering the impact of the adoption of ASU 2014-09 on its results of operations, financial condition and cash flows.

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

Assets held for sale	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equipment	Inventory	Total
Beginning balance	$25,875	$16,125	$42,000
Disposals	(10,875)	(16,125)	(27,000)
Ending balance	$15,000	$--	$15,000

During the three months ended March 31, 2016 the Company sold assets consisting of equipment and inventory in the amount of $25,000 to its licensee.

4.

PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	March 31, 2016	December 31, 2015
Computer equipment & software	$19,150	$19,150
Accumulated depreciation	(19,150)	(18,991)
	$--	$159

Depreciation expense was $159 and $19,145 for the three months ended March 31, 2016 and 2015, respectively.

5.

DISCONTINUED OPERATIONS:

In efforts to streamline operations and expenses the Company elected to discontinue the Dr. Pave and Dr. Pave Worldwide entities during 2015.  The financial results of these events are represented in the discontinued operations included in the March 31, 2016 and 2015 financial statements.

The operating results of the discontinued operations of Dr. Pave and Dr. Pave Worldwide for the three months ended March 31, 2016 and 2015 are summarized below:

	2016	2015
Revenue	$--	$8,830
Expense	2,004	161,010
Net Loss, before taxes	(2,004)	(152,180)
Income tax benefit	--	--
Net Loss, net of tax	$(2,004)	$(152,180)

The balance sheet items for discontinued operations as of March 31, 2016 and December 31, 2015 are summarized below:

	2016	2015
Cash and cash equivalents	$3,632	$12,350
Total assets	$3,632	$12,350

Payables and accrued liabilities	77,239	70,358
Short-term debt	229,980	229,980
Total liabilities	$307,219	$300,338

Revolving line of credit - The Company assumed a revolving line of credit through the acquisition of Dr. Pave in the amount of $229,980, and is secured by the assets of Dr. Pave, LLC a wholly owned subsidiary of the Company.  The total line of credit available is $250,000 with $20,020 unused as of March 31, 2016.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month.  The outstanding principal balance as of July 1, 2015 became due and payable in sixty (60) equally amortized monthly installments of principal and interest due on the fifteenth day of each calendar month until paid in full.  As of March 31, 2016, no principal payments have been made, the Company is in default on the revolving line of credit.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.

Accrued interest on the revolving line of credit totaling $32,211 was outstanding at March 31, 2016.

6.

NOTES PAYABLE:

Unsecured Notes Payable - The Company commenced two non-public offerings of notes and warrants in 2014.  The notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  As additional consideration for a lender to enter into the Loan Agreement, the Company agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company.  The Company allocated the fair value of the warrants as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement. The Warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  The three-year warrants were exercisable immediately at $3.00 per share.  The Company recognized amortization of discount on notes payable in interest expense of $967 and $12,644 during the three months ended March 31, 2016 and 2015, respectively.  As of the date of this filing; these notes have not been paid in full and interest continues to accrue.

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

	Principal Balance	Interest Rate	Accrued Interest	Warrants issued	Warrant Fair Value - Discount	Unamortized Discount
Unsecured notes payable	$420,000	12%	$50,764	139,997	$115,159	$--
Secured notes payable	$962,361	12% - 18%	$161,742	--	$--	$--
	$1,382,361		$212,506	139,997	$115,159	$--

As of March 31, 2016, the loans are subject to mandatory principal payments as follows:

Year	Payments
2016	$1,382,361
2017	--
2018	--
2019	--
2020	--
Total principal payments	$1,382,361
Less: unamortized debt discount	--
Total current portion	$1,382,361

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

7.

STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 11,017,388 shares issued and 11,061,414 outstanding at March 31, 2016 and December 31, 2015.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of March 31, 2016 and December 31, 2015, there were 178,924 Series D preferred shares outstanding.

Series D Preferred Stock - As of March 31, 2016 and December 31, 2015 there were 178,924 shares of Series D preferred stock outstanding.

Holders of Series D preferred stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D preferred stock, the Company did not pay dividends in the first quarter of 2016.  The Company paid dividends of $31,475 during the first quarter of 2015.  As of March 31, 2016 the Company included dividends payable in accrued expenses of $53,648.

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

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2015	591,167	$1.78	3.75
Granted	--	$--	--
Exercised	--	$--	--
Cancelled	(234,167)	$1.53	--
Balance, March 31, 2016	357,000	$1.94	2.22
Exercisable, March 31, 2016	259,500	$2.11	1.99

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $5,062 and $35,552, respectively.

As of March 31, 2016 and 2015 there was $1,629 and $272,490, respectively, of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three months ended March 31, 2016 and 2015.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2015	40,000	$2.00
Granted	--	--
Exercised	--	--
Cancelled	--	--
Balance, March 31, 2016	40,000	$2.00
Exercisable, March 31, 2016 and December 31, 2015	40,000	$2.00

Warrants

There were no warrants issued during the three months ended March 31, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2015	2,000,304	$2.36	1.64
Granted	--	--	--
Exercised	--	--	--
Cancelled	--	--	--
Balance, March 31, 2016	2,000,304	$2.36	1.39

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

Outstanding options and warrants underlying 2,357,304 shares were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the three months ended March 31,
	2016	2015
Net loss from continuing operations	$(131,621)	$(492,426)
Net loss from discontinued operations	(2,004)	(152,180)
Net Loss	(133,625)	(644,606)
Basic and diluted:
Preferred stock cumulative dividend - Series D	10,705	10,589
Income applicable to preferred stockholders	10,705	10,589
Net loss applicable to common stockholders	$(144,330)	$(655,195)

9.

COMMITMENTS AND CONTINGENCIES:

Lease Commitments - The Company leases warehouse and office space for the equipment and operations located in Gardena, CA.  The lease term continues through July 2015. August 1, 2015 the Company is no longer under a rental lease agreement for the office and warehouse space in Gardena, CA.  The Company was under a month-to-month agreement through January 2016.

Total rent expense for the three months ended March 31, 2016 and 2015 was $2,250 and $15,057, respectively.

Vendors and Debt - The Company has significant liabilities as of March 31, 2016 with limited cash flow generated by the sale of Company assets and revenue.  The Company has $263,129 in accounts payable and accrued expenses from continuing operations and $45,028 from discontinued operations.  In addition, the Company has $1,594,867 in debt and accrued interest from continuing operations and $262,191 in debt and accrued interest from discontinued operations.  The Company will work with their vendors and lenders to establish payment plans, explore extensions and conversion of debt.

10.

RELATED PARTY TRANSACTIONS:

Dividend and Interest activity

As of March 31, 2016 the Company has secured notes payable with Mr. Yorke, as the manager of, JMW Fund, LLC, The Richland Fund, LLC, The San Gabriel Fund, LLC, and the Arroyo Fund, LLC in the aggregate amount of $962,361; an outstanding balance of $138,000 on the revolving line of credit.  Mr. Yorke, as the manager, has accrued interest from loans payable in the three months ended 2016 totaling $46,701.

11.

SUPPLEMENTAL CASH FLOW INFORMATION:

	Three Months ended March 31,
	2016	2015
Cash paid for interest	$5,211	$12,557
Cash paid for income taxes	$--	$--

Non-Cash investing and financing transactions
Shares issued for consulting services	$--	$25,500

12.

SUBSEQUENT EVENTS:

Debt offerings

On June 9, 2017 the Company entered into Secured notes under the senior secured loan agreement in the aggregate amount of $75,000.

Other

On July 17, 2017, the Company issued a press release entitled “Heatwurx Announces Letter of Intent with Promet Therapeutics, LLC Relating to a Reverse Merger” in which the Company disclosed that it has entered into a non-binding letter of intent to engage in a reverse merger with Promet Therapeutics, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our 2015 Annual Report on Form 10-K, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

•

risks related to natural disasters;

•

litigation; and

•

other risk factors discussed in the 2015 Annual Report on Form 10-K, filed by the Company with the Securities and Exchange Commission.

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

Effective July 22, 2014, we established a new entity named Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We formally launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company has decided not to renew its franchise registrations throughout the U.S. do to the extensive costs.  During 2015, we began offering license agreements, which grants a license of all Heatwurx equipment and supplies and the use of the Heatwurx intellectual property within a specified territory.  We have one licensee as of March 31, 2016.

We are no longer receiving financial support and we do not believe we will be able to obtain financing from another source.  We do not believe we are able to achieve a level of revenues adequate to support our cost structure.  Do to the slow growth in the service sector and the high cost of the franchise registrations, we discontinued the operations of Dr. Pave, LLC and Dr. Pave Worldwide LLC.  In addition, we significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  The Company sold the remaining equipment and inventory to the licnesee in the first quarter of 2016.  Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2016.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  As of March 31, 2016; principal in the amount of $962,361 is outstanding and payable within six months under the secured notes.  These notes are secured by all of the assets of the Company, including intellectual property rights.  We are in default on the notes, and as a result the Company’s assets may be foreclosed upon.

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

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

For the three months ended March 31, 2016, our net loss was $131,621, compared to a net loss of $492,426 for the same period of 2015.  Further description of these losses is provided below.

Revenue

The Company recognized $5,000 in revenue in the three months ended March 31, 2016 and $37,760 in revenue in the three months ended March 31, 2015.  Operations have been significantly reduced; the Company sold equipment to our licensee in the first quarter of 2016. The Company does not anticipate any future revenue from equipment sales during 2016.

Cost of goods sold

The Company had no cost of goods sold during the three months ended March 31, 2016 and approximately $25,000 for the three months ended March 31, 2015.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $81,000 for the three months ended March 31, 2016 from approximately $459,000 for the three months ended March 31, 2015. The decrease in selling, general and administrative expenses is principally due to the significant reduction in operating activities which include a decrease in employee expenses of approximately $190,000; a decrease in travel and office expenses of approximately $149,000 which includes commercial insurance, rent and other expenses; a decrease in legal and investor relations expenses of $20,000; and a decrease in advertising and promotion of approximately $19,000.

Research and Development

The Company had no research and development costs during the three months ended March 31, 2016; a decrease of approximately $12,000 from the three months ended March 31, 2015, as a result of no new patent applications being filed thereby reducing the legal fees associated therewith, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

Liquidity and capital resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2016, we had an accumulated deficit of approximately $15,017,000.

Operating Activities

During the three months ended March 31, 2016, the Company used $43,900 in cash for continuing operations and $6,469 for discontinued operations compared to cash used of $352,848 for continuing operations and $149,240 for discontinued operations during the three months ended March 31, 2015.   This decrease in cash used for operating activities was due to the significant reduction in employees and overhead expenses.  The Company has had little revenue since inception.  For the three months ended March 31, 2016, the Company incurred a net loss from continuing operations of approximately $132,000.  The Company had total cash on hand of approximately $6,000 as of March 31, 2016. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.  The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC have been discontinued. These business components are included in discontinued operations as of March 31, 2016. The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

Financing Activities

During the three months ended March 31, 2016, the Company generated $15,000 in cash compared to $524,036 during the three months ended March 31, 2015. This decrease in cash used for operating activities was due to the Company no longer receiving financial support for the business and operations from their small group of investors.  The Company entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. Upon the occurrence of an event of default the lenders have the right to foreclose on the assets of the Company.  The Company received $15,000 under the Senior secured loan agreement during the three months ended March 31, 2016.

Based upon the Company’s current financial position and inability to obtain additional financing, we do not believe it will be able to satisfy the mandatory principal payments in 2016 under the $2,000,000 senior secured debt.  We will continue to work with the lenders to explore additional extension or conversion options as needed.  These notes are secured by all the assets of the Company, including intellectual property rights.  We are in default on the notes, our assets may be foreclosed upon.

Cash Requirements

The issues described above raise substantial doubt about our ability to continue as a going concern. We have been solely reliant on raising capital or borrowing funds to maintain our operations.  We were able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in its debt and equity offerings since our formation.  These investors have chosen not to assist us with our capital raising initiatives.  At this time, we are not able to obtain any alternative forms of financing and we will not be able to continue to satisfy our current or long term obligations.  We desire to merge or be acquired by another company.  If a candidate is not identified we will cease operations all together.

Recent accounting pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2016 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

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

Material Weakness and Related Remediation Initiatives

Our management concluded that as of March 31, 2016, the following material weaknesses existed: 1. Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Through the efforts of management, external consultants, and our Director, we have developed a specific action plan to remediate the material weaknesses.  Due to the significant reduction in operations, the Company was unable to remediate the material weakness during 2016.

We have fewer than 300 record holders and, thus, our reporting obligations were automatically suspended.  As a voluntary filer, we may choose to cease filing Exchange Act reports at any time.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

See “Item 1A - Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on June 19, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Heatwurx, Inc.

Date: August 7, 2017	By:	/s/ John P. McGrain
John P. McGrain, Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)