Form 10-Q
period 2016-06-30
Heatwurx, Inc.
filed 2017-08-30
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

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

The registrant has 11,017,388 shares of common stock outstanding as of August 12, 2017.

HEATWURX, INC.

FORM 10-Q

For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,914	$2,090
Other receivables	25,000	-
Prepaid expenses and other current assets	-	47,722
Assets held for sale	-	42,000
Current assets from discontinued operations	3,584	12,350
Total current assets	43,498	104,162
EQUIPMENT, net of depreciation	-	159
TOTAL ASSETS	$43,498	$104,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$173,913	$159,249
Accrued liabilities	112,865	95,339
Interest payable	77,638	41,990
Interest payable, related party	236,893	119,618
Income taxes payable	200	200
Senior secured notes payable, related party	962,361	947,361
Unsecured notes payable, net of discount of $0 and $967 at June 30, 2016 and December 31, 2015, respectively	420,000	419,033
Revolving line of credit	91,980	-
Revolving line of credit, related party	138,000	-
Current liabilities from discontinued operations	-	300,338
Total current liabilities	2,213,850	2,083,128
TOTAL LIABILITIES	2,213,850	2,083,128

STOCKHOLDERS’ DEFICIT:
Series D preferred stock, $0.0001 par value, 4,500,000 shares authorized; 178,924 shares issued and outstanding at June 30, 2016 and December 31, 2015; liquidation preference of $843,095 at June 30, 2016 and $821,683 at December 31, 2015, respectively	18	18
Common stock, $0.0001 par value, 20,000,000 shares authorized; 11,017,388 issued and outstanding at June 30, 2016 and December 31, 2015	1,102	1,102
Additional paid-in capital	14,329,057	14,322,366
Accumulated deficit	(15,074,172)	(14,874,680)
Stockholder’s deficit from discontinued operations	(1,426,357)	(1,427,613)
Total stockholders’ deficit	(2,170,352)	(1,978,807)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,498	$104,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE:
Equipment sales	$ -	$ -	$ 5,000	$ 32,760
Other revenue	-	-	-	5,000
Total revenues	-	-	5,000	37,760

COST OF GOODS SOLD	-	-	-	24,966
GROSS PROFIT	-	-	5,000	12,794

EXPENSES:
Selling, general and administrative	3,284	362,034	83,799	821,472
Research and development	5,697	10,794	5,697	22,532
Impairment of intangible asset	-	1,517,859	-	1,517,859
Total expenses	8,981	1,890,687	89,496	2,361,069

LOSS FROM OPERATIONS	(8,981)	(1,890,687)	(84,496)	(2,349,069)

OTHER INCOME AND EXPENSE:
Gain on debt forgiveness	25,155	-	25,155	-
Loss on disposal of assets	-	(3,753)	-	(3,753)
Interest income	-	2,549	-	3,801
Interest expense	(62,634)	(47,744)	(118,740)	(83,015)
Total other income and expense	(37,479)	(48,948)	(93,585)	(82,967)

LOSS BEFORE INCOME TAXES	(46,460)	(1,939,635)	(178,081)	(2,432,036)
Income taxes	-	(25)	-	(50)
LOSS FROM CONTINUED OPERATIONS, net of tax	(46,460)	(1,939,660)	(178,081)	(2,432,086)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	3,260	(111,448)	1,256	(263,629)
NET LOSS	$ (43,200)	$ (2,051,108)	$ (176,825)	$ (2,695,715)

Preferred Stock Cumulative Dividend and Deemed Dividend	(10,706)	(10,706)	(21,411)	(21,295)
Net loss applicable to common stockholders	$ (53,906)	$ (2,061,814)	$ (198,236)	$ (2,717,010)
Net loss per common share basic and diluted from continuing operations	(0.01)	(0.18)	(0.02)	(0.22)
Net loss per common share basic and diluted from discontinued operations	0.00	(0.01)	0.00	(0.02)
Net loss per common share basic and diluted	$ (0.01)	$ (0.19)	$ (0.02)	$ (0.24)
Weighted average shares outstanding used in calculating net loss per common share	11,017,388	11,017,388	11,017,388	11,007,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176,825)	$(2,695,715)
Less: (Income) Loss from discontinued operations, net of tax	(1,256)	263,629
Loss from continuing operations	(178,081)	(2,432,086)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	159	37,778
Gain on debt forgiveness	(25,155)	-
Amortization of intangible assets	-	178,571
Amortization of discount on note payable	967	29,159
Non-cash expenses exchanged for services	-	25,500
Stock-based compensation	6,691	75,077
Changes in current assets and liabilities:
(Increase) in receivables	(25,000)	(88,763)
Decrease in prepaid and other current assets	47,722	88,610
Decrease in inventory	-	20,173
(Increase) in consigned inventory	-	(124,448)
Increase in income taxes payable	-	50
Increase in accounts payable	17,829	32,460
(Decrease) in accrued liabilities	(2,840)	(40,365)
Increase in deferred revenue	-	107,464
Increase in interest payable	89,889	6,591
Increase in interest payable, related party	23,643	20,719
Net cash used in operating activities from continuing operations	(44,176)	(541,898)
Net cash used in operating activities from discontinued operations	(8,766)	(236,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(1,399)
Proceeds from sale of assets held for sale	42,000	-
Net cash provided by (used in) investing activities from continuing operations	42,000	(1,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes payable	15,000	728,361
Proceeds from issuance of common shares	-	88,000
Repayment on equipment loan payable	-	(28,032)
Net cash provided by financing activities from continuing operations	15,000	788,329
Net cash (used in) financing activities from discontinued operations	-	(14,361)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,058	(6,041)
CASH AND CASH EQUIVALENTS, beginning of period, including discontinued operations	14,440	21,234
CASH AND CASH EQUIVALENTS, Continuing Operations, end of period	$14,914	$5,755
CASH AND CASH EQUIVALENTS, Discontinued Operations, end of period	$3,584	$9,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2016 and the year ended December 31, 2015

1.

PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc. (“Heatwurx,” the “Company”) is an asphalt repair equipment and technology company.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of June 30, 2016.

The Company’s consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC; both wholly-owned subsidiaries of the Company, which are represented in the Company’s discontinued operations (Note 5).  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain immaterial amounts in prior years have been reclassified to conform to the 2016 presentation.

Interim Financial Statements - These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2015, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Our accounting policies did not change in the first three months of 2016.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

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

The Company has previously relied exclusively on private placements with a small group of investors to finance its business and operations. The Company has had little revenue since inception. For the six months ended June 30, 2016, the Company incurred a net loss from continuing operations of approximately $178,081 and used approximately $44,176 in net cash from operating activities from continuing operations and approximately $8,766 in net cash from operating activities from discontinued operations. The Company had total cash on hand including cash from discontinued operations of approximately $18,000 as of June 30, 2016. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The Company has significantly reduced employees and overhead. The decision to cease operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC was made on December 31, 2015. These business components are captured within discontinued operations as of June 30, 2016 (Note 5).

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

During the six months ended June 30, 2016, the Company received cash of $15,000 as part of the $2,000,000 senior secured debt offering commenced in February 2015. Based upon the Company’s current financial position and inability to obtain additional financing, the Company was not able to satisfy the mandatory principal payments in 2015 under the $2,000,000 senior secured debt. The Company will continue to work with the lenders to explore extension or conversion options, but there is no guarantee the lenders will agree to modify the repayment terms of the notes under conditions that will allow the Company to continue to repay the notes, if at all. As these notes are secured by all the assets of the Company, including intellectual property rights, the Company is in default in regard to interest payments on the notes, and the lenders may call the notes and foreclose on the Company’s assets.

The issues described above raise substantial doubt about the Company’s ability to continue as a going concern. The Company has been solely reliant on raising debt and capital to maintain its operations. Previously the Company was able to raise debt and equity financing through the assistance of a small number of investors who have been substantial participants in its debt and equity offerings since the Company’s formation.  These investors have chosen not to further assist the Company with its capital raising initiatives and, at this time, the Company is not able to obtain any alternative forms of financing and the Company will not be able to continue to satisfy its current or long term obligations.  The Company needs to merge with or be acquired by another company.  If a candidate is not identified, the Company will be forced to cease operations all together.

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

Other Receivables - The Company recognizes non-trade receivables on the sale of assets held for sale.  During the period ended June 30, 2016 the Company sold $25,000 of assets held for sale to its licensee and recorded a receivable.

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

Net income (loss) per share - The Company computes basic and diluted earnings per share amounts pursuant to ASC 260-10-45. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period.  The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.  The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings during the three and six months ended June 30, 2016 and 2015, respectively.

Subsequent events - The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Reclassification - Prior year amounts have been reclassified to conform to the current year presentation. There was no change to the total amounts for the Company’s balance sheets, income statements or statements of cash flows.

Recently Issued Accounting Pronouncements - From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”).  The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. It has evaluated any new accounting pronouncements that have been issued, and determined that there was no material impact on its financial position or results of operations.

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

Level 1

inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities

Level 2

inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

Level 3

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

Assets held for sale	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equipment	Inventory	Total
Beginning balance	$25,875	$16,125	$42,000
Disposals	(25,875)	(16,125)	(42,000)
Ending balance	$--	$--	$--

During the six months ended June 30, 2016 the Company sold assets consisting of equipment and inventory in the amount of $25,000 to its licensee.

4.

PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	June 30, 2016	December 31, 2015
Computer equipment & software	$19,150	$19,150
Accumulated depreciation	(19,150)	(18,991)
	$--	$159

Depreciation expense was zero and $159 for the three and six months ended June 30, 2016, respectively; and was $23,858 and $37,778 for the three and six months ended June 30, 2015.

5.

DISCONTINUED OPERATIONS:

In efforts to streamline operations and expenses the Company elected to discontinue the Dr. Pave and Dr. Pave Worldwide entities during 2015.  The financial results of these events are represented in the discontinued operations included in the June 30, 2016 and 2015 financial statements.

The operating results of the discontinued operations of Dr. Pave and Dr. Pave Worldwide for the three and six months ended June 30, 2016 and 2015 are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$--	$20,040	$--	$28,870
Expense	48	116,196	(1,792)	225,085
Net Loss, before Other income and expense and taxes	(48)	(96,156)	(1,792)	(236,797)
Other income (expense)	3,308	(15,292)	(536)	(23,832)
Income tax benefit	--	--	--	--
Net Income (Loss), net of tax	$3,260	$(111,448)	$1,256	$(263,629)

The balance sheet items for discontinued operations as of June 30, 2016 and December 31, 2015 are summarized below:

	2016	2015
Cash and cash equivalents	$3,584	$12,350
Total assets	$3,584	$12,350

Payables and accrued liabilities	--	70,358
Short-term debt	--	229,980
Total liabilities	$--	$300,338

6.

NOTES PAYABLE:

Unsecured Notes Payable - The Company commenced two non-public offerings of notes and warrants in 2014.  The notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  As additional consideration for a lender to enter into the Loan Agreement, the Company agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company.  The Company allocated the fair value of the warrants as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement. The Warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  The three-year warrants were exercisable immediately at $3.00 per share.  The Company recognized amortization of discount on notes payable in interest expense of zero and $967 during the three and six months ended June 30, 2016 and $14,660 and $29,159 during the three and six months ended June 30, 2015, respectively.  As of the date of this filing; these notes have not been paid in full and interest continues to accrue.

Secured Notes Payable - On February 16, 2015, the Company entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000. The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015. If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full. The notes and any future notes under the loan agreement are secured by all the assets of the Company, including intellectual property rights. The Company has not paid the interest on the notes timely and interest is therefore accrued at the 18% interest rate as stated above. On March 23, 2016; all senior secured notes were extended to a maturity date of September 30, 2016. The Company is in default on the senior secured loan agreement.  The lenders may call the notes or foreclose upon the assets of the Company.

Revolving line of credit - Heatwurx, Inc. assumed the revolving line of credit from the discontinued entity Dr. Pave, LLC on June 30, 2016. All terms under the line of credit remain unchanged. The total line of credit available is $250,000 with $20,020 unused as of June 30, 2016.  The balance on the line of credit bears interest at a rate of 12% per annum.  Interest is payable monthly on the first day of each month. The outstanding principal balance as of July 1, 2015 became due and payable in sixty (60) equally amortized monthly installments of principal and interest due on the fifteenth day of each calendar month until paid in full. As of June 30, 2016, no principal payments have been made, the Company is in default on the revolving line of credit. The Company will work with the lenders to explore extension or conversion options. There is no guarantee the lenders will accommodate our requests.

	Principal Balance	Interest Rate	Accrued Interest	Warrants issued	Warrant Fair Value - Discount	Unamortized Discount
Unsecured notes payable	$420,000	12%	$62,880	139,997	$115,159	$--
Secured notes payable	$962,361	12% - 18%	$205,379	--	$--	$--
Revolving line of credit	$229,980	12%	$46,272	--	$--	$--
	$1,612,341		$314,531	139,997	$115,159	$--

As of June 30, 2016, the loans are subject to mandatory principal payments as follows:

Year	Payments
2016	$1,612,341
2017	--
2018	--
2019	--
2020	--
Total principal payments	$1,612,341
Less: unamortized debt discount	--
Total current portion	$1,612,341

Based upon the Company’s financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2016. The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests. The Company is in default in regard to interest payments on the notes, the Company’s assets may be foreclosed upon.

7.

STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 11,017,388 shares issued and outstanding at June 30, 2016 and December 31, 2015.

Preferred Stock - The Company has authorized 4,500,000 shares of Preferred Stock with a $0.0001 par value.  As holders of any series of preferred stock convert into common shares the preferred shares are no longer outstanding and become available for reissuance.  As of June 30, 2016, and December 31, 2015, there were 178,924 Series D preferred shares outstanding.

Series D Preferred Stock - As of June 30, 2016 and December 31, 2015 there were 178,924 shares of Series D preferred stock outstanding.

Holders of Series D preferred stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D preferred stock, the Company did not pay dividends in the first half of 2016.  The Company paid dividends of $45,665 and $89,683 during the first three and six months of 2015.  As of June 30, 2016, the Company included dividends payable in accrued expenses of $64,354.

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

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2015	591,167	$ 1.78	3.75
Granted	--	$ --
Exercised	--	$ --
Cancelled	(234,167)	$ 1.53
Balance, June 30, 2016	357,000	$ 1.94	1.97
Exercisable, June 30, 2016	357,000	$ 1.94	1.97

For the three and six months ended June 30, 2016 the Company recorded stock-based compensation expense of $1,629 and $6,691.  The Company recorded stock-based compensation expense of $39,525 and $75,077 during the three and six months ended June 30, 2015, respectively.

Performance Stock Options

There were no performance stock options granted during the three months ended June 30, 2016 and 2015.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2015	40,000	$ 2.00
Granted	--	--
Exercised	--	--
Cancelled	--	--
Balance, June 30, 2016	40,000	$ 2.00
Exercisable, June 30, 2016 and December 31, 2015	40,000	$ 2.00

Warrants

There were no warrants issued during the three months ended June 30, 2016.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2015	2,000,304	$ 2.36	1.64
Granted	--	--	--
Exercised	--	--	--
Cancelled	--	--	--
Balance, June 30, 2016	2,000,304	$ 2.36	1.14

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

Outstanding options and warrants underlying 2,397,304 shares do not assume conversion, exercise or contingent exercise in the computation of diluted loss per share because the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net loss from continuing operations	$(46,460)	$(1,939,660)	$(178,081)	$(2,432,086)
Net loss from discontinued operations	3,260	(111,448)	1,256	(263,629)
Net Loss	(43,200)	(2,051,108)	(176,825)	(2,695,715)
Basic and diluted:
Preferred stock cumulative dividend - Series D	(10,706)	(10,706)	(21,411)	(21,295)
Income applicable to preferred stockholders	(10,706)	(10,706)	(21,411)	(21,295)
Net loss applicable to common stockholders	$(53,906)	$(2,061,814)	$(198,236)	$(2,717,010)
Weighted average shares outstanding used in calculating net loss per common share	11,017,388	11,017,388	11,017,388	11,007,405

9.

COMMITMENTS AND CONTINGENCIES:

Lease Commitments - The Company leases warehouse and office space for the equipment and operations located in Gardena, CA.  The lease term continues through July 2015. August 1, 2015 the Company is no longer under a rental lease agreement for the office and warehouse space in Gardena, CA.  The Company was under a month-to-month agreement through January 2016.

There was no rent expense for the three months ended June 30, 2016 and was $2,250 for the six months ended June 30, 2016. The rent expense for the three and six months ended June 30, 2015 was $15,507 and $30,114 respectively.

Vendors and Debt - The Company has significant liabilities as of June 30, 2016 with limited cash flow generated by the sale of Company assets and revenue.  The Company has $286,778 in accounts payable and accrued expenses from continuing operations.  In addition, the Company has $1,926,872 in debt and accrued interest from continuing operations.  The Company will work with their vendors and lenders to establish payment plans, explore extensions and conversion of debt.

10.

RELATED PARTY TRANSACTIONS:

Dividend and Interest activity

As of June 30, 2016, the Company has secured notes payable with Mr. Yorke, as the manager of, JMW Fund, LLC, The Richland Fund, LLC, The San Gabriel Fund, LLC, and the Arroyo Fund, LLC in the aggregate amount of $962,361; and an outstanding balance of $138,000 on the revolving line of credit.  Mr. Yorke manages these funds and these funds own 1,457,747 shares of common stock.  Mr. Yorke, as the manager, has accrued interest from loans payable in the first half of 2016 totaling $94,064.

11.

SUPPLEMENTAL CASH FLOW INFORMATION:

	Six months ended June 30,
	2016	2015
Cash paid for interest	$6,723	$23,356
Cash paid for income taxes	$--	$--

Non-Cash investing and financing transactions
Shares issued for consulting services	$--	$25,500

12.

SUBSEQUENT EVENTS:

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Debt offerings

On June 9, 2017, the Company entered into Secured notes under the senior secured loan agreement in the aggregate amount of $75,000.

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

Effective July 22, 2014, we established a new entity named Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We formally launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company has decided not to renew its franchise registrations throughout the U.S. do to the extensive costs.  During 2015, we began offering license agreements, which grants a license of all Heatwurx equipment and supplies and the use of the Heatwurx intellectual property within a specified territory.  We have one licensee as of June 30, 2016.

We are no longer receiving financial support and we do not believe we will be able to obtain financing from another source.  We do not believe we are able to achieve a level of revenues adequate to support our cost structure.  Do to the slow growth in the service sector and the high cost of the franchise registrations, we discontinued the operations of Dr. Pave, LLC and Dr. Pave Worldwide LLC.  In addition, we significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  The Company sold the remaining equipment and inventory to the licnesee in the first half of 2016.  Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2016.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  As of June 30, 2016; principal in the amount of $962,361 is outstanding and payable within six months under the secured notes.  These notes are secured by all the assets of the Company, including intellectual property rights.  We are in default on the notes, and as a result the Company’s assets may be foreclosed upon.

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

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

For the three months ended June 30, 2016, our net loss was $43,200 including income from discontinued operations of $3,260, compared to a net loss of $2,051,108 including losses from discontinued operations of $111,448 for the same period of 2015.  Further description of these losses is provided below.

Revenue

The Company recognized no revenue in the three months ended June 30, 2016 and June 30, 2015. The Company does not anticipate any future revenue from equipment sales during 2016.

Cost of goods sold

The Company had no cost of goods sold during the three months ended June 30, 2016 and June 30, 2015.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $3,000 for the three months ended June 30, 2016 from approximately $362,000 for the three months ended June 30, 2015. The decrease in selling, general and administrative expenses is principally due to the significant reduction in operating activities which include a decrease in employee expenses of approximately $171,000; a decrease in travel and office expenses of approximately $156,000 which includes commercial insurance, rent and other expenses; a decrease in legal and investor relations expenses of $19,000; and a decrease in advertising and promotion of approximately $13,000.

Research and Development

The Company had research and development costs during the three months ended June 30, 2016 of approximately $6,000; a decrease from approximately $11,000 from the three months ended June 30, 2015, as a result of a reduction in legal patent costs, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

Impairment of intangible asset

Based on our financial condition and the inability to obtain financing; we are unable to pursue the necessary commercialization activities to drive us to profitability.  We have therefore estimated no future cash flows related to the intangible assets and have recognized an impairment of intangible assets in the amount of $1,517,859 for the three months ended June 30, 2015.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

For the six months ended June 30, 2016, our net loss was $176,825 including income from discontinued operations of $1,256, compared to a net loss of $2,695,715 including losses from discontinued operations of $263,629 for the same period of 2015.  Further description of these losses is provided below.

Revenue

The Company recognized $5,000 in revenue in the six months ended June 30, 2016 and $37,760 in revenue in the six months ended June 30, 2015.  Operations have been significantly reduced; the Company sold equipment to our licensee in the first half of 2016. The Company does not anticipate any future revenue from equipment sales during 2016.

Cost of goods sold

The Company had no cost of goods sold during the six months ended June 30, 2016 and approximately $25,000 for the six months ended June 30, 2015.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $84,000 for the six months ended June 30, 2016 from approximately $821,000 for the six months ended June 30, 2015. The decrease in selling, general and administrative expenses is principally due to the significant reduction in operating activities which include a decrease in employee expenses of approximately $360,000; a decrease in travel and office expenses of approximately $304,000 which includes commercial insurance, rent and other expenses; a decrease in legal and investor relations expenses of $40,000; and a decrease in advertising and promotion of approximately $33,000.

Research and Development

The Company had research and development costs during the six months ended June 30, 2016 of approximately $6,000; a decrease from approximately $22,000 for the six months ended June 30, 2015, as a result of significant reduction in patent applications being filed thereby reducing the legal fees associated therewith, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

Impairment of intangible asset

Based on our financial condition and the inability to obtain financing; we are unable to pursue the necessary commercialization activities to drive us to profitability.  We have therefore estimated no future cash flows related to the intangible assets and have recognized an impairment of intangible assets in the amount of $1,517,859 for the six months ended June 30, 2015.

Liquidity and capital resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2016, we had an accumulated deficit of approximately $15,074,000 from operating activities.  The Company had total cash on hand including cash from discontinued operations of approximately $18,000 as of June 30, 2016. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.

Operating Activities

During the six months ended June 30, 2016, the Company used $44,176 in cash for continuing operations and $8,766 for discontinued operations compared to cash used of $541,898 for continuing operations and $236,712 for discontinued operations during the six months ended June 30, 2015.   This decrease in cash used for operating activities was due to the significant reduction in employees and overhead expenses.  The Company has had little revenue since inception.  The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  For the six months ended June 30, 2016, the Company incurred a net loss from continuing operations of approximately $178,000. The operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC have been discontinued. These business components are included in discontinued operations as of June 30, 2016. It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

Financing Activities

During the six months ended June 30, 2016, the Company generated $15,000 in cash from financing activities compared to $788,329 during the six months ended June 30, 2015.   This decrease in cash used for operating activities was due to the Company no longer receiving financial support for the business and operations from their small group of investors.  The Company entered into a Senior secured loan agreement on March 23, 2016 with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. Upon the occurrence of an event of default the lenders have the right to foreclose on the assets of the Company.  The Company received $15,000 under the Senior secured loan agreement during the six months ended June 30, 2016.

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

Recent accounting pronouncements

There were no new accounting pronouncements issued during the three and six months ended June 30, 2016 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

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

Material Weakness and Related Remediation Initiatives

Our management concluded that as of June 30, 2016, the following material weaknesses existed: 1. Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Through the efforts of management, external consultants, and our Director, we have developed a specific action plan to remediate the material weaknesses.  Due to the significant reduction in operations, the Company was unable to remediate the material weakness during 2016.

We have fewer than 300 record holders and, thus, our reporting obligations were automatically suspended.  As a voluntary filer, we may choose to cease filing Exchange Act reports at any time.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the three and six months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Heatwurx, Inc.

Date: August 30, 2017	By	/s/ John P. McGrain
John P. McGrain, Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)