Form 10-K
period 2016-12-31
Heatwurx, Inc.
filed 2017-09-25
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2016 was approximately $1,447,232.  As of September 10, 2017, the number of the registrant’s common shares outstanding was 11,017,388.

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

Effective July 22, 2014, we established a new entity named Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We formally launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company has decided not to renew its franchise registrations throughout the U.S. due to the extensive costs.  During 2015, we began offering license agreements, which grants a license of all Heatwurx equipment and supplies and the use of the Heatwurx intellectual property within a specified territory.  We have one licensee as of December 31, 2016.

During 2016, we did not receive financial support and we are unable to obtain financing from another source.  We do not expect a level of revenues adequate to support our cost structure.  Do to the slow growth in the service sector and the high cost of the franchise registrations, we discontinued the operations of Dr. Pave, LLC and Dr. Pave Worldwide LLC during 2015.  We have significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  It is our intention to move forward as a public entity and to seek a merger candidate.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

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

•

Heavy duty high temperature powder coated finish for maximum durability and visibility

•

Heavy duty steel attachment plate for skid steers or forklifts

Heatwurx AP-40 - Asphalt Processor

The HEATWURX® HWX-AP40 Asphalt Processor is powered by an orbital hydraulic motor and has a 40-inch working width. Designed to process and rejuvenate existing asphalt in place, it processes, remixes, and levels the heated, rejuvenated asphalt to the desired depth, ready for compaction. It is designed to easily attach to a skid steer and has custom beveled tines to provide a seamless bond between the repaired area and existing pavement. The HEATWURX® HWX-AP40 Asphalt Processor specifications are as follows:

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

Employees

As of September 10, 2017, we had one full-time and no part-time employees.

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

On September 30, 2016, we failed to make a mandatory principal and interest payments under the senior secured note dated February 16, 2015. The failure to make a mandatory payment constituted an event of default under the note. Upon the occurrence of an event of default under the note, the creditors may foreclose upon all of the assets of our company. The Company has not made any interest payments during 2016.

On June 30, 2016, the Company assumed the revolving line of credit from Dr. Pave, LLC.  The revolving line of credit was secured by all the assets of Dr. Pave, LLC.  Dr. Pave, LLC was discontinued and there are no assets to secure the liability.  There have been no payments under the revolving line of credit.

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

Our ability to service our indebtedness is dependent on our ability to generate cash from internal operations or from additional debt or equity offerings sufficient to make required payments on such indebtedness, which is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, some of which factors are further described in this “Risk Factors” section. We are permitted by the terms of our indebtedness to incur additional indebtedness; however, we have recently only received funds from a limited number of related parties and those related parties have ceased funding our operations. We have experienced negative cash flows from operating activities since inception, and our business may not generate sufficient cash flow from operations or from debt or equity offerings to enable us to service our indebtedness or to fund our other liquidity needs. We are unable to make required payments on our secured line of credit, we are in default and the creditors could foreclose on all of our assets. Such event would have a material adverse effect on us and we may need to take various actions, including seeking to refinance all or a portion of our indebtedness, seeking additional debt or equity financing or a strategic acquisition, and we may not be able to do so on commercially reasonable terms or at all and be forced to cease all operations.

We have a single member of management holding the positions of Interim Chief Executive Officer and Interim Chief Financial Officer.  We may have a conflict of interest between the best interests of our company and the best interests of our director’s other business interests.

Mr. John McGrain remains our sole officer.  Mr. McGrain is also a member of JMW Fund, LLC, San Gabriel Fund, LLC, and Richland Fund, all of which are significant equity and debt holders of the Company. A conflict of interest may arise between the best interests of our company and the best interests of Mr. McGrain's other business interests. In such a situation where a conflict of interest exists any decision by Mr. McGrain which furthers the best interests of his other business interest may be harmful to our business. Additionally, we have no established parameters or understandings regarding the allocation of present or future business opportunities between us and Mr. McGrain’s other business interests.

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

Our sole officer does not have experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our sole officer has no public company management experience or responsibilities.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Because our sole officer has no experience with the asphalt restoration industry, we may not generate material sales and we face a high risk of failure.

Our sole officer has no experience operating an asphalt restoration business.  As such, there can be no assurance that we will be able to implement planned principal operations or generate any sales, and face a high risk of business failure.

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

On June 5, 2013, our S-1 registration statement became effective which meant we became subject to certain reporting obligations of the Exchange Act. Under Section 15(d) of the Exchange Act such an issuer is subject to the periodic and current reporting requirements of Section 13(a) of that Act. These reports would include Forms 10-K, 10-Q, and 8-K, but would not include items such as beneficial ownership reports and proxy statements.  The reporting obligation for such an issuer is automatically suspended if the class of securities is held by fewer than 300 record holders at the beginning of any fiscal year (other than a year in which the registration statement became effective).  Such an issuer then becomes a voluntary filer. A voluntary filer may continue to file periodic reports on a voluntary basis; however, it is not required to do so.

On January 1, 2015, we had fewer than 300 record holders and, thus, our reporting obligations were automatically suspended.  As such, we became a voluntary filer.  Although we are delinquent at this time in filing our Exchange Act reports for 2016, we have no plans to cease filing Exchange Act reports.  We may, however, cease to file our Exchange Act reports at any time and for any reason without notice.  As a result, less information may be publicly available than would be otherwise contained in our reports.

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

The exercise of some or all of our outstanding warrants and options could significantly dilute the ownership interests of our existing stockholders.  As of December 31, 2016 we had outstanding warrants to purchase an aggregate of 2,000,304 shares of common stock, the issuance of up to 269,500 shares of common stock upon exercise of stock options and 40,000 performance stock options.  To the extent warrants and/or options are exercised, additional shares of common stock will be issued, and such issuance will dilute existing stockholders.

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

As of December 31, 2016, our executive officer, director, and a small number of investors, beneficially owned an aggregate of 8,240,797 shares of common stock, shares underlying warrants, shares underlying exercisable options and/or preferred stock convertible into common stock, representing approximately 75% of the voting power of our then-outstanding capital stock.  As a result, our existing officer, director, and such investors could significantly influence stockholder actions of which other investors disapprove or that are contrary to their interests. This ability to exercise significant influence could prevent or significantly delay another company from acquiring or merging with us and the trading price of our shares of common stock could decline, and, accordingly, investors may lose all or part of their investment.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company terminated its office and warehouse lease in January 2016.  There are currently no properties held by the Company.

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

PART II

ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock, $0.0001 par value, has been traded on the Over-the-Counter marketplace (OTCQB) during 2016 under the symbol “HUWX” since October 7, 2013.  Prior to October 7, 2013, there was no public market for our common stock.

	CLOSING BID		CLOSING ASK
2016	HIGH	LOW	HIGH	LOW
First Quarter	0.23	0.16	0.40	0.30
Second Quarter	0.18	0.16	0.33	0.30
Third Quarter	0.16	0.16	0.38	0.30
Fourth Quarter	0.16	0. 14	0.43	0.25

	CLOSING BID		CLOSING ASK
2015	HIGH	LOW	HIGH	LOW
First Quarter	2.10	1.10	2.20	0.90
Second Quarter	1.50	0.52	1.70	0.26
Third Quarter	1.01	0.51	1.01	0.55
Fourth Quarter	0.51	0.15	0.70	0.15

The above quotations, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions.  In addition, these quotations may not necessarily represent actual transactions.

As of September 10, 2017 we had 107 stockholders of record.

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

Shares Available.  In October 2012, the Board of Directors and stockholders increased the number of shares of common stock reserved for issuance under the Plan to a total of 1,800,000 shares. There are currently 269,500 outstanding option grants to officers, directors, employees and consultants under the Plan. If unexercised options expire or are terminated, the underlying shares will again become available for grants under the Plan.

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

Outstanding Options.  As of December 31, 2016, there were 39,500 outstanding options exercisable at a price per share of $3.00; 85,000 outstanding options exercisable at a price per share of $2.00 and 145,000 outstanding options exercisable at a price per share of $1.50.  These options expire five years from the date of issuance. Options issued to directors are fully vested upon grant.  Options vest over a period of 2 - 4 years as specified at the time of grant.

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

The table below provides information as to the number of options outstanding and their weighted average exercise price at December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION

Equity compensation plan approved by security holders:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
2011 Equity Incentive Plan	269,500 (1)	$ 1.88	1,530,500

(1) Excludes 40,000 performance options that were not issued under the equity compensation plan.

Unregistered Sales of Equity Securities

During 2015, the Company raised $88,000 and issued 50,284 shares of common stock and warrants to purchase 25,141 shares of common stock under the October 1, 2014 non-public equity offering.   Each Unit consists of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units is payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.

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

There were no equity securities issued during 2016.

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

During 2014, we acquired Dr. Pave, LLC a service company offering asphalt repair and restoration utilizing the Heatwurx asphalt repair technology and established a new entity Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company decided not to renew its franchise registrations throughout the U.S. do to the extensive costs.  In 2015, we offered license agreements, which grants a license of all Heatwurx equipment and supplies and the use of the Heatwurx intellectual property within a specified territory.  We have one licensee as of December 31, 2016.

We are no longer receiving financial support and we do not believe we will be able to obtain financing from another source.  We do not believe we are able to achieve a level of revenues adequate to support our cost structure.  Do to the slow growth in the service sector and the high cost of the franchise registrations, we discontinued the operations of Dr. Pave, LLC and Dr. Pave Worldwide LLC.  In addition, we significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  The Company sold the remaining equipment and inventory to the licensee during 2016.  Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  As of December 31, 2016; principal in the amount of $962,361 is outstanding and payable under the secured notes.  These notes are secured by all the assets of the Company, including intellectual property rights.  We are in default on the notes, and as a result the Company’s assets may be foreclosed upon.

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

Results of operations for the year ended December 31, 2016 compared to year ended December 31, 2015

For the year ended December 31, 2016, our net loss was approximately $336,000 including income from discontinued operations of approximately $1,000, compared to a net loss of approximately $3,354,000 including loss from discontinued operations of approximately $371,000 for the year ended December 31, 2015.  Further description of these losses is provided below.

Revenue

Revenue decreased to $5,000 for the year ended December 31, 2016 from approximately $113,000 for the year ended December 31, 2015 as a result of decreased equipment and consumables sales.  The prior year sales of consumables consisted of our proprietary blend of polymer pellets used to strengthen the repair when mixed in to the recycled asphalt product; and RxEHAB rejuvenation strips which is an oil-based product which creates the binding agent for the asphalt repair.  The sales in 2015 were offset by significant sales discounts.  The Company does not anticipate any future revenue from equipment sales in 2017.

Cost of Goods Sold

There was no cost of goods sold during 2016 compared to approximately $126,000 for the year ended December 31, 2015.  In 2015 the Company recognized cost of goods sold from consumable sales, and had a negative gross profit as a result of significant discounts.

Selling, General and Administrative

Selling, general and administrative expenses decreased to approximately $70,000 for the year ended December 31, 2016 from approximately $945,000 for the year ended December 31, 2015. The decrease in selling, general and administrative expenses is principally due to the significant reduction in operating activities which include a decrease in employee expenses of approximately $406,000; a decrease in travel and office expenses of approximately $376,000 which includes commercial insurance, rent and other expenses; a decrease in legal and investor relations expenses of $53,000; a decrease in advertising and promotion of approximately $35,000; and a decrease in bad debt expense of $5,000.

Impairment of assets held for sale

As part of the strategy to keep operations running at minimum capacity, in 2015 we chose to sell assets or return collateralized assets to relieve the debt, which were not critical to the continued.  We reclassified these non-critical assets for sale from equipment or inventory and recognized an impairment loss when the carrying amount of the assets exceeds its fair value.  During the year ended December 31, 2015 we recognized an impairment on assets held for sale in the amount of $186,068.

Impairment of intangible asset

Based on our current financial condition and the inability to obtain financing; we are unable to pursue the necessary commercialization activities to drive us to profitability.  We have therefore estimated no future cash flows related to the intangible assets and recognized an impairment of intangible assets in the amount of $1,517,859 for the year ended December 31, 2015.

Research and Development

Research and development decreased to approximately $6,000 for the year ended December 31, 2016 from approximately $29,000 for the year ended December 31, 2015, as a result of fewer patent applications being filed thereby reducing the legal fees associated therewith, a decrease in manufacturing research and development costs, and a decrease in consulting fees.

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

Liquidity and capital resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of December 31, 2016, we had an accumulated deficit of approximately $15,255,000 from operating activities.  The Company had total cash on hand of approximately $3,000 as of December 31, 2016. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.

Operating Activities

During 2016, the Company used $30,853 in cash for continuing operations and $12,350 for discontinued operations compared to cash used of $639,550 for continuing operations and $232,356 for discontinued operations during 2015.   This decrease in cash used for operating activities was due to the significant reduction in employees and overhead expenses.  The Company has had little revenue since inception.  The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  For the year ended December 31, 2016, the Company incurred a net loss from continuing operations of approximately $337,000. The operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC have been discontinued. These business components are included in discontinued operations as of December 31, 2016. It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

Investing Activities

During 2016 the Company received $17,000 in cash for continuing operations from the sale of assets held for sale.  Compared to net cash received of $29,701 from continuing operations and $10,503 from discontinued operations; primarily from the sale of property and equipment in 2015.

Financing Activities

During 2016, the Company generated $15,000 in cash from financing activities compared to $821,098 in 2015.   This decrease in cash provided by financing activities was due to the Company no longer receiving financial support for the business and operations from their small group of investors.  The Company entered into a Senior secured loan agreement on February 16, 2015, extended on March 23, 2016, with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. Upon the occurrence of an event of default the lenders have the right to foreclose on the assets of the Company.  The Company received $15,000 under the Senior secured loan agreement during the year ended December 31, 2016.

During 2015, we closed our non-public equity offering at $1.75 per unit (the “Units”).  Each Unit consisted of one common share and one-half warrant, with each whole warrant exercisable at $2.00 per share.  The purchase price for the Units was payable in either cash, conversion of outstanding Series D preferred shares or certain outstanding promissory notes.  For the year ended December 31, 2015, we raised cash proceeds of $88,000 and issued 50,285 shares of common stock and warrants to purchase 25,141 shares of common stock as part of the private equity offering.

During the year ended December 31, 2015, we issued notes with an aggregate principal amount of $753,000 under the senior secured notes payable under the $2 million loan agreement as described above.

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

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of December 31, 2016, is as follows:

Contractual Obligation	Total	Due in 2017	Due in 2018-2019	Due in 2020-2021	Thereafter
Revolving line of credit (1)	$229,980	$229,980	$-	$-	$-
Unsecured notes payable (2)	420,000	420,000	-	-	-
Senior secured notes payable (3)	962,361	962,361	-	-	-
TOTAL	$1,612,341	$1,612,341	$-	$-	$-

(1) Represents a revolving line of credit entered into by Dr. Pave at its inception in July 2013, assumed by the Company in 2016.

(2) Amount represents outstanding unsecured notes payable under the Company’s loan agreements which matured in January 2016.

(3) Amount represents outstanding balance on senior secured notes payable that matured in September 2016.

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

Significant assumptions utilized in determining the fair value of our stock options included the volatility rate, estimated term of the options, risk-free interest rate and forfeiture rate. In order to estimate the volatility rate at each issuance date, given that the Company has not established a historical volatility rate as it has minimal trading volume since we began trading in October 2013, management reviewed volatility rates for a number of companies with similar manufacturing operations to arrive at an estimated volatility rate for each option grant. The term of the options was assumed to be five years, which is the contractual term of the options. The risk-free interest rate was determined utilizing the treasury rate with a maturity equal to the estimated term of the option grant. Finally, management assumed a 25% forfeiture rate in 2015 due to Company changes and significant reduction in operations and personnel.

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

Newly Adopted Accounting Standards and Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements in Item 8 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements

Heatwurx, Inc.

Pritchett, Siler & Hardy, P.C.

Certified Public Accountants

515 South 400 East, Suite 100

Salt Lake City, UT 84111

Office: (801) 328-2727 Fax: (801) 328-11123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Heatwurx, Inc.

We have audited the accompanying consolidated balance sheets of Heatwurx, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the years then ended. Heatwurx, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heatwurx, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has suffered recurring losses from operations, and has minimal working capital which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler and Hardy, P.C.

Pritchett, Siler and Hardy, P.C.

Salt Lake City, UT

September 25, 2017

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,237	$2,090
Prepaid expenses and other current assets	-	47,722
Assets held for sale	-	42,000
Current assets from discontinued operations	-	12,350
Total current assets	3,237	104,162
EQUIPMENT, net of depreciation	-	159
TOTAL ASSETS	$3,237	$104,321

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$166,165	$159,249
Accrued liabilities	134,513	95,339
Interest payable	108,608	41,990
Interest payable, related party	332,566	119,618
Income taxes payable	200	200
Current portion of senior secured notes payable, related party	962,361	947,361
Current portion of unsecured notes payable, net of discount of $0 and $967 at December 31, 2016 and 2015, respectively	420,000	419,033
Revolving line of credit	91,980	-
Revolving line of credit, related party	138,000	-
Current liabilities from discontinued operations	-	300,338
Total current liabilities	2,354,393	2,083,128
TOTAL LIABILITIES	2,354,393	2,083,128

STOCKHOLDERS’ EQUITY (DEFICIT):
Series D preferred stock, $0.0001 par value, 178,924 shares issued and outstanding at December 31, 2016 and 2015; liquidation preference of $864,743 at December 31, 2016 and $821,683 at December 31, 2015	18	18
Common stock, $0.0001 par value, 20,000,000 shares authorized; 11,017,388 issued and outstanding at December 31, 2016 and 2015	1,102	1,102
Additional paid-in capital	14,329,057	14,322,366
Accumulated deficit	(15,254,917)	(14,874,680)
Stockholders’ equity (deficit) from discontinued operations	(1,426,416)	(1,427,613)
Total stockholders’ equity (deficit)	(2,351,156)	(1,978,807)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,237	$104,321

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2016	2015

REVENUE:
Equipment sales	$5,000	$74,599
Other revenue	-	38,826
Total revenues	5,000	113,425

COST OF GOODS SOLD	-	125,876
GROSS PROFIT	5,000	(12,451)

EXPENSES:
Selling, general and administrative	69,968	945,460
Research and development	6,558	29,246
Impairment of intangible asset	-	1,517,859
Impairment of assets held for sale	-	186,068
Total expenses	76,526	2,678,633

LOSS FROM CONTINUING OPERATIONS, before taxes	(71,526)	(2,691,084)

OTHER INCOME AND EXPENSE
Gain from debt forgiveness	4,731	-
Loss on disposal of assets	(25,000)	(60,743)
Interest income	-	4,651
Interest expense, including amortization of debt discount	(245,384)	(235,644)
Total other income and expense	(265,653)	(291,736)

LOSS BEFORE INCOME TAXES	(337,179)	(2,982,820)
Income taxes	-	(100)
LOSS FROM CONTINUED OPERATIONS, net of tax	(337,179)	(2,982,920)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	1,197	(371,307)
NET LOSS	$(335,982)	$(3,354,227)

Preferred Stock Cumulative Dividend and Deemed Dividend	$(43,058)	$(42,942)
Net loss applicable to common stockholders	$(379,040)	$(3,397,169)
Net loss per common share basic and diluted from continuing operations	(0.03)	(0.27)
Net loss per common share basic and diluted from discontinued operations	0.00	(0.03)
Net loss per common share basic and diluted	$(0.03)	$(0.31)
Weighted average shares outstanding used in calculating net loss per common share	11,017,388	11,012,565

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series D Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated deficit Disc- ontinued Operations	Accumu- lated Deficit	Total
	Shares	$	Shares	$	$	$	$	$

Balance at December 31, 2014	178,924	$18	10,952,356	1,095	14,111,944	(1,056,306)	(11,848,818)	1,207,933
Shares and warrants issued pursuant to private placement dated October 1, 2014	-	-	50,285	5	87,995	-	-	88,000
Adjustment for shares issued pursuant to private placement dated October 1, 2014	-	-	(253)	-	-	-	-	-
Stock issued for consulting services	-	-	15,000	2	25,498	-	-	25,500
Stock-based compensation (options)	-	-	-	-	96,929	-	-	96,929
Dividends accrued on Series D shares	-	-	-	-	-	-	(42,942)	(42,942)
Net loss from continuing operations	-	-	-	-	-	-	(2,982,920)	(2,982,920)
Net loss from discontinued operations	-	-	-	-	-	(371,307)	-	(371,307)
Balance at December 31, 2015	178,924	18	11,017,388	1,102	14,322,366	(1,427,613)	(14,874,680)	(1,978,807)
Stock-based compensation (options)	-	-	-	-	6,691	-	-	6,691
Dividends accrued on Series D shares	-	-	-	-	-	-	(43,058)	(43,058)
Net loss from continuing operations	-	-	-	-	-	-	(337,179)	(337,179)
Net income from discontinued operations	-	-	-	-	-	1,197	-	1,197
Balance at December 31, 2016	178,924	18	11,017,388	1,102	14,329,057	(1,426,416)	(15,254,917)	(2,351,156)

The accompanying notes are an integral part of these consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(335,982)	$(3,354,227)
Less: (Income) loss from discontinued operations, net of tax	(1,197)	371,307
Loss from continuing operations	(337,179)	(2,982,920)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation expense	159	60,251
Gain on debt forgiveness	(4,731)	-
Amortization of intangible assets	-	178,571
Amortization of discount on note payable	967	58,801
Impairment of assets held for sale	-	186,068
Impairment of intangible asset	-	1,517,859
Loss on disposal of equipment	25,000	60,743
Bad debt expense	-	5,148
Stock-based compensation	6,691	96,929
Shares exchanged for services	-	25,500
Changes in current assets and liabilities:
Decrease in receivables	-	(3,838)
Decrease (increase) in prepaid expenses and other current assets	47,722	105,136
Increase in inventory	-	(7,065)
Increase in income taxes payable	-	100
(Decrease) increase in accounts payable	(10,343)	5,318
(Decrease) increase in accrued liabilities	686	(41,774)
(Decrease) increase in deferred revenue	-	(58,165)
Increase in interest payable	54,613	31,595
Increase in interest payable, related party	185,562	122,193
Net cash used in operating activities from continuing operations	(30,853)	(639,550)
Net cash used in operating activities from discontinued operations	(12,350)	(232,356)
Net cash used in operating activities	(43,203)	(871,906)

INVESTING ACTIVITIES:
Purchases of property and equipment	-	(1,399)
Proceeds from the sale of assets held for sale	17,000	-
Proceeds from the sale of property and equipment	-	31,100
Net cash provided by investing activities from continuing operations	17,000	29,701
Net cash provided by investing activities from discontinued operations	-	10,503
Net cash provided by investing activities	17,000	40,204

FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes payable	15,000	753,000
Proceeds from issuance of common shares with warrants	-	88,000
Repayment on equipment loan payable	-	(19,902)
Net cash provided by financing activities from continuing operations	15,000	821,098
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	15,000	821,098

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,203)	(10,604)
CASH AND CASH EQUIVALENTS, beginning of period, including discontinued operations	14,440	25,044
CASH AND CASH EQUIVALENTS, Continuing Operations, end of period	3,237	2,090
CASH AND CASH EQUIVALENTS, Discontinued Operations, end of period	$-	$12,350

The accompanying notes are an integral part of these financial statements.

HEATWURX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc. (“Heatwurx,” the “Company”) is an asphalt repair equipment and technology company.

2.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  The Company’s consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC; both wholly-owned subsidiaries of the Company, which are represented in the Company’s discontinued operations (Note 6).  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The Company has previously relied exclusively on private placements with a small group of investors to finance its business and operations.  The Company has had little revenue since inception.  For the year ended December 31, 2016, the Company incurred a net loss from continuing operations of approximately $337,179 and used approximately $30,853 in net cash from operating activities from continuing operations and approximately $12,350 in net cash from operating activities from discontinued operations. The Company had total cash on hand of approximately $3,237 as of December 31, 2016. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.   The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The Company has significantly reduced employees and overhead. The Company discontinued operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC on December 31, 2015. These business components are captured within discontinued operations as of December 31, 2016 (Note 6). The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee, warehouse the equipment held for the licensee and look for potential merger candidates.  It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

During the year ended December 31, 2016, the Company received cash in the aggregate of $15,000 under the $2,000,000 senior secured debt offering.  Based upon the Company’s current financial position and inability to obtain additional financing, the Company was not able to satisfy the mandatory principal payments in 2016 under the $2,000,000 senior secured debt.  The Company will continue to work with the lenders to explore extension or conversion options, but there is no guarantee the lenders will agree to modify the repayment terms of the notes under conditions that will allow the Company to continue to repay the notes, if at all. As these notes are secured by all of the assets of the Company, including intellectual property rights, the Company is in default in regard to interest payments on the notes, and the lenders may call the notes and foreclose on the Company’s assets.

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

Accounts Receivable and Bad Debt Expense - Management reviews individual accounts receivable balances that exceed 90 days from the invoice date.  Based on an assessment of current creditworthiness of the customer, the Company estimates the portion, if any, of the balance that will not be collected.  All accounts deemed to be uncollectible are written off to operating expense.  The Company recognized no bad debt expense during the year ended December 31, 2016 and $5,148 during the year ended December 31, 2015. There was no allowance for uncollectible accounts for the years ended December 31, 2016 and 2015.

Equipment - Equipment is stated at cost and consists of office and computer equipment depreciated on a straight-line basis over an estimated useful life of three years, and process demonstration equipment (demo equipment) depreciated on a straight-line basis over an estimated useful life of seven years.  Maintenance and repairs are charged to expense as incurred.

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

Impairment of Long-lived Assets - The Company periodically reviews its long-lived assets to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition, at least annually or more frequently if events or changes in circumstances indicate a potential impairment may exist.  Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. The Company performs its impairment analysis in October of each year.  The Company recognized an impairment of $1,517,859 on intangible assets related to the asset purchase agreement during the year ended December 31, 2015. (Note 5)

Intangible Assets - Intangible assets consisted of developed technology acquired as part of an acquisition, which was deemed in-process research and development upon acquisition. During development, in-process research and development is not subject to amortization and is tested for impairment. In October 2012, the in-process research and development was reclassified as developed technology. The Company’s developed technology was amortized over its estimated useful life of seven years.  Based on the Company’s financial position and substantial doubt about the Company’s ability to continue as a going concern, the Company has chosen to estimate future cash flows at zero. The Company recognized an impairment of $1,517,859 during the second quarter of 2015.

Debt Discount - The Company recognizes the fair value of detachable warrants issued in conjunction with a debt instrument as debt discount.  The discount is amortized using the interest method over the life of the notes.  The amortization of the discount was $967 and $58,801 for the years ended December 31, 2016 and 2015, respectively.

Stock-Based Compensation - The Company accounts for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company estimates forfeitures at the time of grant and makes revisions, if necessary, at each reporting period if actual forfeitures differ from those estimates. The Company estimated future unvested forfeitures at 25% and 0% for the years ended December 31, 2016 and 2015, respectively.

Advertising Expense - The Company charges advertising costs to expense as incurred. Advertising costs were ($69) and $25,431 from continuing operations for the year ended December 31, 2016 and 2015, respectively.

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

With respect to uncertain tax positions, the Company would recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company had no unrecognized tax benefits or uncertain tax positions at December 31, 2016 or 2015.

Compensated absences - For the years ended December 31, 2016 and 2015, the Company recorded a liability for paid time off earned by permanent employees but not taken, in accordance with human resource policies.

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

Concentration of Supplier and Customer Risk - During the year ended December 31, 2016, one customer was responsible for 100% of total revenues.

Reclassifications - Prior year amounts have been adjusted to reflect the current year presentation. These reclassifications had no impact on the Company’s consolidated balance sheet or consolidated statements of operations or consolidated statements of cash flows.

Recent Accounting Pronouncements - In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-15 may have on our presentation of cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-15 may have on our presentation of cash flows.

From May 2014 through December 2016, the FASB issued several ASUs related to Revenue from Contracts with Customers.  These ASUs are intended to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts.  The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  We do not currently anticipate there would be any change to timing or method of recognizing revenue.  As such, we do not believe this new standard will have a material impact on our results of operations, financial condition or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”), which would require disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance is effective for the annual period ending after December 15, 2016 and for interim periods thereafter. We adopted ASU 2014-15 as of December 31, 2016, which did not have a significant impact on our financial statement disclosures.

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

During the year ended December 31, 2016 the Company recognized a loss on disposal of assets consisting of equipment and inventory in the amount of $25,000.

4.

PROPERTY AND EQUIPMENT:

A summary of the cost of property and equipment, by component, and the related accumulated depreciation is as follows:

	December 31, 2016	December 31, 2015
Computer equipment & software	$19,150	$19,150
Accumulated depreciation	(19,150)	(18,991)
	$--	$159

Depreciation expense was $159 and $60,251 for the years ended December 31, 2016 and 2015, respectively. The Company recognized a loss on disposal of fixed assets of $60,743 during the year ended December 31, 2015.  The Company reclassified fixed assets with a net book value of $186,549 to assets held for sale, at fair market value and recognized a loss on impairment of assets held for sale during the year ended December 31, 2015 of $62,554.

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

6.

DISCONTINUED OPERATIONS:

In efforts to streamline operations and expenses the Company elected to discontinue the Dr. Pave and Dr. Pave Worldwide entities during 2015.  The financial results of these events are represented in the discontinued operations included in the December 31, 2016 and 2015 financial statements.

The operating results of the discontinued operations of Dr. Pave and Dr. Pave Worldwide for the years ended December 31, 2016 and 2015 are summarized below:

	2016	2015
Revenue	$--	$28,870
Expense	(1,733)	400,177
Net Income (loss), before Other income and expense and taxes	1,733	(371,307)
Other income (expense)	(536)
Income tax benefit	--	--
Net Loss, net of tax	$1,197	$(371,307)

The balance sheet items for discontinued operations as of December 31, 2015 and 2014 are summarized below:

	2016	2015
Cash and cash equivalents	$--	$12,350
Total assets	$--	$12,350

Payables and accrued liabilities	--	70,358
Short-term debt	--	229,980
Total liabilities	$--	$300,338

The Company’s borrowings included in discontinued operations as of December 31, 2016 and 2015 are as follows:

Revolving line of credit - The Company assumed revolving lines of credit through the January 8, 2014 acquisition of Dr. Pave in the amount of $229,980.  In June 2016, Heatwurx, Inc. assumed the revolving lines of credit along with the accumulated accrued interest from the discontinued entity Dr. Pave, LLC (see Note 7 below).

Secured Notes Payable - The Company assumed secured notes payable through the acquisition of Dr. Pave in the amount of $160,000. The principal amount and accrued interest in the amount of $14,361 was converted into the senior secured loan agreement as described below on June 30, 2015.

7.

NOTES PAYABLE:

Unsecured Notes Payable - The Company commenced two non-public offerings of notes and warrants in 2014. The notes bear interest at 12% per annum payable monthly, with principal and unpaid interest due and payable on January 6, 2016.  As additional consideration for a lender to enter into the Loan Agreement, the Company agreed to issue to each lender one common stock purchase warrant for each $3.00 loaned to the Company. The Company allocated the fair value of the warrants as a discount on notes payable which is amortized over the term of the notes to interest expense in the income statement. The Warrants expire three years following the date of issuance and may not be offered for sale, sold, transferred or assigned without the consent of the Company.  The three-year warrants were exercisable immediately at $3.00 per share. The Company recognized amortization of discount on notes payable in interest expense of $967 and $58,801 during the year ended December 31, 2016 and 2015, respectively.  As of the date of this filing; these notes have not been paid in full and interest continues to accrue.

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

Revolving line of credit - In June 2016, Heatwurx, Inc. assumed the revolving line of credit along with the accumulated accrued interest from the discontinued entity Dr. Pave, LLC.  The total available under line of credit is $250,000 with $20,020 unused as of December 31, 2016. The balance on the line of credit bears interest at a rate of 12% per annum. Interest is payable monthly on the first day of each month. The outstanding principal balances became due as of July 1, 2015, and were payable in sixty (60) equally amortized monthly installments of principal and interest due on the fifteenth day of each calendar month until paid in full. As of December 31, 2016 no principal payments have been made, the Company is in default on the revolving line of credit. The Company is working with the lenders to explore extension or conversion options.

	Principal Balance	Interest Rate	Accrued Interest	Warrants issued	Warrant Fair Value - Discount	Unamortized Discount
Unsecured notes payable	$420,000	12%	$88,287	139,997	$115,159	$--
Secured notes payable	$962,361	12% - 18%	$292,703	--	--	--
Revolving line of credit	$229,980	12%	$60,184	--	--	--
	$1,612,341		$441,174	139,997	$115,159	$--

As of December 31, 2016, the loans are subject to mandatory principal payments as follows:

Year	Payments
2016	$1,612,341
2017	--
2018	--
2019	--
2020	--
Total principal payments	$1,612,341
Less: unamortized debt discount	--
Total current portion	$1,612,341

Based upon the Company’s financial position, the Company does not believe it will be able to satisfy the mandatory principal payments in 2017.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  The Company is in default in regard to interest payments on the notes, the Company’s assets may be foreclosed upon.

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

As of December 31, 2016, the Company’s tax year for 2013, 2014 and 2015 are subject to examination by the tax authorities.

Deferred Income Taxes - The Company does not recognize the deferred income tax asset at this time because the realization of the asset is less likely than not. As of December 31, 2016 the Company has net operating losses for federal and state income tax purposes of approximately $13,094,547 and $12,407,648, respectively.  As of December 31, 2015, the Company had net operating losses for federal and state income tax purposes of approximately $12,761,702 and $12,704,903, respectively.

The net operating losses are available for application against future taxable income and which will start expiring in 2031. The benefit associated with the net operating loss carry forward will more likely than not go unrealized unless future operations are successful. Since the success of future operations is indeterminable, the potential benefits resulting from these net operating losses have not been recorded in the financial statements.

	December 31, 2016	December 31, 2015
Deferred Tax Assets:
Current
Net operating loss carry forward - Federal	$4,452,146	$4,338,979
Net operating loss carry forward - State	617,509	598,096
Contribution carry forward	199	199
Accrued liabilities and deferred rent	723	1,519
Total current deferred tax assets	5,070,577	4,938,793

Noncurrent
Depreciation	(135)	(16,533)
Amortization	--	--
Total noncurrent deferred tax (liabilities)/assets	(135)	(16,533)
Total net deferred tax assets	5,070,442	4,992,260
Valuation allowance for deferred tax asset	(5,070,442)	(4,922,260)
Total deferred tax assets	$--	$--

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management's analysis, a full reserve has been established against this asset. The change in the valuation allowance in 2016 and 2015 was $148,182 and 1,359,848, respectively.

A reconciliation between the statutory federal income tax rate of 34% and our effective tax rate for the years ended December 31, 2016 and 2015, are as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
Federal statutory income tax rate	34.0%	34.0%
State tax rate (net)	5.7%	7.1%
Permanent differences	(0.9)%	7.5%
Deferred tax asset valuation allowance	(38.8)%	(48.6)%
Effective income tax rate	--	--

9.

STOCKHOLDERS’ EQUITY:

Common Stock - The Company has authorized 20,000,000 common shares with a $0.0001 par value. There were 11,017,388 shares issued and outstanding at December 31, 2016 and 11,017,388 shares issued and outstanding at December 31, 2015.

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

Series D Preferred Stock - As of December 31, 2016 and December 31, 2015 there were 178,924 shares of Series D preferred stock outstanding.

Holders of Series D preferred stock accrue dividends at the rate per annum of $0.24 per share, payable on a quarterly basis. As dividends are accrued and payable quarterly on the Series D preferred stock, the Company paid no dividends during the year ended December 31, 2016 and $31,475 during the year ended December 31, 2015.  As of December 31, 2016 the Company has dividends payable in accrued expenses of $89,000.

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

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2014	1,246,500	$ 2.35	2.83
Granted	425,000	$ 1.50
Exercised	--	--
Cancelled	(1,080,333)	$ 2.33
Balance, December 31, 2015	591,167	$ 1.78	3.75
Exercisable, December 31, 2015	463,000	$ 1.76	3.68
Granted	--	--
Exercised	--	--
Cancelled	(321,667)	$ 1.69
Balance, December 31, 2016	269,500	$ 1.88	2.04
Exercisable, December 31, 2016	269,500	$ 1.88	2.04

On April 30, 2015, the Board of Directors approved the grant of 125,000 options to the former CEO of the Company, David Dworsky, in accordance with the terms of the 2011 Equity Incentive Plan, as amended.  The options vested immediately and had an exercise price of $1.50 per share. Mr. Dworsky’s options were cancelled 90 days after his resignation from the Board on August 31, 2015, per the terms of the 2011 Equity Incentive Plan. At the grant of the April 30, 2015 option, Mr. Dworsky forfeited his vested options of 93,750 and unvested options of 206,250 with an exercise price of $3.00 per share.

On April 30, 2015, the Board of Directors approved the grant of 100,000 options to an employee for continued consulting services, in accordance with the terms of the 2011 Equity Incentive Plan, as amended.  The options vested immediately and had an exercise price of $1.50 per share.  The options cancelled 90 days after the end of the consulting agreement at December 31, 2015.  At the grant of the new April 30, 2015 options, the former employee forfeited his vested options of 100,000 and unvested options of 100,000 with an exercise price of $2.00 per share.

On April 30, 2015, the Board of Directors approved the grant of 200,000 options to employees of the Company, in accordance with the terms of the 2011 Equity Incentive Plan, as amended. One-half of the options vest immediately, with the remaining vesting on the one year anniversary of the grant date.  The options have an exercise price of $1.50 per share, with an expiration date of five years from the grant date.  75,000 options cancelled during 2016 per the terms of the 2011 Equity Incentive Plan.

There were no options granted during the year ended December 31, 2016.  The fair value of each stock option granted during the year end December 31, 2015 was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

December 31, 2015
Risk-free interest rate range	1.43%
Expected life	5.0 Years
Vesting period	0 - 1 Year
Expected volatility	42%
Expected dividend	--
Forfeiture rate	25%
Fair value range of options at grant date	$0.259

Significant assumptions utilized in determining the fair value of our stock options included the volatility rate, estimated term of the options, risk-free interest rate and forfeiture rate.  In order to estimate the volatility rate at each issuance date, given that the Company has not established a historical volatility rate as it has minimal trading volume since we began trading in October 2013, management reviewed volatility rates for a number of companies with similar manufacturing operations to arrive at an estimated volatility rate for each option grant.  The term of the options was assumed to be five years, which is the contractual term of the options.  The risk-free interest rate was determined utilizing the treasury rate with a maturity equal to the estimated term of the option grant.  Finally, management assumed a 25% forfeiture rate in 2015 due to Company changes and significant reduction in operations and personnel.

For the years ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense of $6,691 and $96,929, respectively.

As of December 31, 2016 there was no unrecognized compensation expense and as of December 31, 2015 there was $6,691 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the years ended December 31, 2016 and 2015.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2014	1,440,000	$ 0.11
Granted	--	--
Exercised	--	--
Cancelled	(1,400,000)	$ 0.06
Balance, December 31, 2015	40,000	$ 2.00
Granted	--	--
Exercised	--	--
Cancelled	--	--
Balance, December 31, 2016	40,000	$2.00
Exercisable, December 31, 2015 and 2016	40,000	$ 2.00

See Note 5 for further discussion of the performance options.

Warrants

There were no warrants issued during the year ended December 31, 2016.

During 2015 the Company issued 25,141 warrants in connection with the private equity offering dated October 1, 2014.  Each unit consisted of one share of Common stock and one-half warrant, with each whole warrant exercisable at $2.00 per share and grants the right to purchase a share of the Company’s common stock.  The warrants expire three years from the date of issuance and are exercisable immediately.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2014	2,424,980	$ 2.48	2.28
Granted	25,141	$ 2.00
Exercised	--	--
Cancelled	(449,817)	$ 3.00
Balance, December 31, 2015	2,000,304	$ 2.36	1.64
Granted	--	--
Exercised	--	--
Cancelled	--	--
Balance, December 31, 2016	2,000,304	$ 2.36	0.63

10.

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

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the year ended December 31,
	2016	2015
Net loss from continuing operations	$(337,179)	$(2,982,920)
Net income (loss) from discontinued operations	1,197	(371,307)
Net loss	(335,982)	(3,354,227)
Basic and diluted:
Preferred stock cumulative dividend - Series D	(43,058)	(42,942)
Income applicable to preferred stockholders	(43,058)	(42,942)
Net loss applicable to common stockholders	$(379,040)	$(3,397,169)

11.

COMMITMENTS AND CONTINGENCIES:

Lease Commitments - The Company leased warehouse and office space for the equipment and operations located in Gardena, CA.  The lease term continued through July 2015.  The Company was under a month-to-month agreement August 2015 through January 2016.

Total rent expense for the year ended December 31, 2016 and 2015 was $2,250 and $50,035, respectively.

Vendors and Debt - The Company has significant liabilities as of December 31, 2016 with limited cash flow generated by the sale of Company assets and revenue. The Company has $300,678 in accounts payable and accrued expenses from continuing operations.  In addition, the Company has $2,053,515 in debt and accrued interest from continuing operations.  The Company will work with their vendors and lenders to establish payment plans, explore extensions and conversion of debt.

12.

RELATED PARTY TRANSACTIONS:

Justin Yorke is the manager of the JMW Fund, LLC, the San Gabriel Fund, LLC, and the Richland Fund, LLC; and is a director of the Company.  Mr. McGrain, our Interim Chief executive officer and Interim Chief financial officer is also a member of the JMW Fund, LLC, the San Gabriel Fund, LLC, and the Richland Fund, LLC.  These funds own 4,725,721 shares of common stock and holds warrants to purchase 1,278,186 common shares in the aggregate.

During the year ended December 31, 2015 Mr. Yorke, converted $20,000 and $160,000 unsecured notes payable into senior secured notes payable.  In addition, Mr. Yorke was issued warrants to purchase 2,857 common shares as part of the Private equity offering dated October 1, 2014, during 2015.

As of December 31, 2016 and 2015, the Company has secured notes payable with Mr. Yorke in the aggregate amount of $962,361 and $947,361, respectively.  An outstanding balance of $138,000 on the revolving line of credit as of December 31, 2016 and 2015.  Mr. Yorke, as the manager, earned interest from loans payable for the years ended December 31, 2016 and 2015 of $192,728 and $120,565, respectively. Total accrued interest as of December 31, 2016 and 2015 was $332,566 and $139,838, respectively.

During the year ended December 31, 2015, Mr. Gus Blass III, a former member of our board of directors and a stockholder whom resigned September 15, 2015, earned dividends from preferred stock totaling $24,065 and $24,000, for the years ended December 31, 2016 and 2015, respectively.  Total accrued dividends as of December 31, 2016 and 2015 was $48,065 and $24,000, respectively.

During the year ended December 31, 2015, Reginald Greenslade, a former member of our board of directors and a stockholder, who resigned August 1, 2015; earned interest totaling $5,533 and $5,519 for the years ended December 31, 2016 and 2015, respectively.  Total accrued interest as of December 31, 2016 and 2015 was $10,158 and $4,626, respectively.

David Dworsky, the former Chief Executive Officer and board member of the Company, whom resigned his Officer position effective April 30, 2015 and his board position effective August 31, 2015.  Mr. Dworsky earned dividends on 1,500 shares of Series D preferred totaling $361 and $360 for the years ended December 31, 2016 and 2015, respectively. Total accrued dividends as of December 31, 2016 and 2015 was $721 and $360, respectively.

13.

SUPPLEMENTAL CASH FLOW INFORMATION:

	For the year ended December 31,
	2016	2015
Cash paid for interest	$--	$25,356
Cash paid for income taxes	$--	$--

Non-Cash investing and financing transactions
Assumption of Revolving line of credit	$229,980	$--
Returned equipment applied to outstanding loan principal	$--	$98,098
Conversion of unsecured notes to senior secured notes	$--	$174,361
Shares issued for consulting services	$--	$25,500

14.

SUBSEQUENT EVENTS:

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Debt offerings

The Company entered into Secured notes under the senior secured loan agreement in the aggregate amount of $75,000 on June 9, 2017; $15,000 on July 26, 2017 and $105,000 on August 7, 2017.

Other

On July 17, 2017, the Company issued a press release entitled “Heatwurx Announces Letter of Intent with Promet Therapeutics, LLC Relating to a Reverse Merger” in which the Company disclosed that it has entered into a non-binding letter of intent to engage in a reverse merger with Promet Therapeutics, LLC.

Board of Directors

On August 24, 2017, Mr. Justin Yorke and Mr. Christopher Bragg were appointed to the Board of Directors of the Company.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 1992 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Material Weakness and Related Remediation Initiatives

Our management concluded that as of December 31, 2016, the following material weaknesses existed: 1. Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. Due to lack of funds we were unable to remediate the material weakness during 2016.  Due to the significant reduction in operations, the Company was unable to remediate the material weakness thus far in 2017.

There were no changes in our internal control over financial reporting (as defined in Rule 15d - 15(f) under the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following information as of September 10, 2017, the name and age of, and position or positions held by, our executive officer and director and, the employment background, and any directorship held by the current director during the last five years in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940 is detailed.  The Board consists of a single director, whom was elected by the former Board members prior to resigning in August and September 2015, which believed that the director named below is highly qualified and has the skills and experience required for effective service on the Board.  The director’s individual biography follows containing information about his experience, qualifications and skills that led the Board to nominate him.

John P. McGrain (Age 71), CEO, CFO, Director.  John McGrain has served as Director since August 31, 2015 and our Interim Chief Executive Officer and Interim Chief Financial Officer since September 14, 2015.  Mr. McGrain has served in the following capacities over the last five years: Manager and sole member of the JPG Investments, LLC, and a member of the following funds: JMW Fund, LLC; the Richland Fund, LLC; and the San Gabriel Fund, LLC.

Board of Directors

Our Board of Directors is comprised of three directors. The director will serve a one-year term, or until an earlier resignation, death or removal, or their successors are elected. Directors do not receive cash compensation for service on the Board. The Company reimburses its directors for their out-of-pocket costs, including travel and accommodations, relating to their attendance at any Board of Directors meeting. Directors are entitled to participate in our equity compensation plan.

Biographical information

Justin Yorke (Age 51), Director.  Mr. Yorke has over twenty-five years of experience in finance. Mr. Yorke joined San Gabriel Advisors, a private equity investment fund as a partner over 10 years ago. Mr. Yorke is involved in managing day-to-day activities of San Gabriel Advisors’ investment portfolios and is active on the boards of directors of the portfolios investments.  Mr. Yorke is also currently a member of the board of directors of Splash Beverage, a private company.  Prior to that, Mr. Yorke was based in Hong Kong where he acted as Fund Manager for Darier Henstch, a private Swiss Bank for over 10 years.

Christopher Bragg (Age 34), Director. Mr. Bragg has over fifteen years of experience in the financial industry.  Mr. Bragg joined Arroyo Capital Management, an investment fund manager, as a partner in 2014.  From 2012 to 2014, Mr. Bragg was the West Coast operations manager at Empire Capital Management, a technology focused hedge fund.  Prior to that Mr. Bragg spent six years between client service, trade support and the settlements desk at Camden Asset Management, a convertible arbitrage hedge fund.  He currently serves on the board of directors of publicly traded Two Rivers Water and Farming Company, as well as the board of directors of two non-profit organizations.

A conflict of interest may arise between the best interests of our company and the best interests of the directors’ other business interests. In such a situation where a conflict of interest exists any decision by the directors which furthers the best interests of their other business interest may be harmful to our business. Additionally, we have no established parameters or understandings regarding the allocation of present or future business opportunities between us and the directors’ other business interests.

Code of Ethics and Business Conduct

We adopted a Code of Ethics and Business Conduct in October 2012, which applies to all of our employees, officers and directors. It establishes standards of conduct for individuals and also individual standards of business conduct and ethics.

ITEM 11. Executive Compensation

The following table provides a summary of annual compensation for our named executive officers for the years ended December 31, 2016 and December 31, 2015.  We do not have an employment agreement with our named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Option Awards	All other Compensation	Total
		($)	($)	($)	($)
John McGrain Interim Chief Executive Officer and Interim Chief Financial Officer(1)	2016 2015	1 1	- -	- -	1 1

David Dworsky Former Chief Executive Officer (2)	2016 2015	- 53,250	-(3) 32,450(3)	- 16,183(4)	- 101,883

(1) John McGrain has served as our Interim Chief Executive Officer and Interim Chief Financial Officer since September 14, 2015.

(2) David Dworsky served as our President, Chief Executive Officer from December 16, 2013 through April 30, 2015.

(3) Upon his resignation from his position as President and Chief Executive Officer Mr. Dworsky forfeited his vested options of 93,750 and unvested options of 206,250 with an exercise price of $3.00 per share and was granted 125,000 options with an exercise price of $1.50 per share, the options vest immediately and expire five years from the date of grant. Mr. Dworsky’s options were cancelled 90 days after his resignation from the Board on August 31, 2015, per the terms of the 2011 Equity Incentive Plan.

(4) Mr. Dworsky received a payout of his accrued paid-time-off in the amount of $16,183.

In connection with his appointment as Interim Chief Executive Officer and Interim Chief Financial Officer, we have agreed to pay Mr. McGrain total compensation of $1 annually.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding stock options held by our named executive officers at December 31, 2016.  All options were granted under our 2011 Stock Incentive Plan, per the terms of the plan options, are cancelled 90 days following their last day affiliated with the Company.  Our named executive officers did not hold any restricted stock or other stock awards at the end of 2016.

Director Compensation

There were no fees earned or paid in cash, no option awards granted to our directors (not including our named executive officer) for the year ended December 31, 2016.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 10, 2017, by: our named executive officer and directors; all executive officers and directors as a group; and each person who is known by us to beneficially own more than 5% of our outstanding common stock.

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

The percentage of shares beneficially owned shown in the table is based upon 11,017,388 shares of common stock outstanding as of September 10, 2017.

Name of beneficial owner	Shares beneficially owned	% of shares outstanding
Named executive officers and directors:
John McGrain	137,200	1.25%
Justin Yorke (1) 4 Richland Place Pasadena, California 91103	6,091,401	49.54%

Name and address of beneficial owner	Shares beneficially owned	% of shares outstanding
Stockholders owning more than 5%:
JMW Fund LLC (2) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	2,777,114	23.96%
San Gabriel Fund LLC (3) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	2,447,898	21.42%
Richland Fund LLC (4) 4 Richland Place Pasadena, California 91103 Manager: Justin Yorke	778,895	6.90%
Kirby Enterprise Fund LLC (5) PO Box 3087 Greenwood Village, Colorado 80155 Manager: Charles Kirby	604,000	5.48%
Charles F. Kirby (6) PO Box 3087 Greenwood Village, CO 80155	1,200,737	10.90%

(1) Includes ownership of JMW Fund LLC, San Gabriel Fund LLC, and Richland Fund LLC as indicated below and some individually owned by Mr. Yorke.  Mr. McGrain is also a member of JMW Fund LLC, San Gabriel Fund LLC, and Richland Fund LLC.  Includes a total of 1,278,186 shares underlying warrants.

(2) Justin Yorke is the manager of the JMW Fund and is a director of the Company.  Mr. McGrain is also a member of the JMW Fund, LLC.  Includes 573,407 shares underlying warrants.

(3) Justin Yorke is the manager of the San Gabriel Fund and is a director of the Company. Mr. McGrain is also a member of the San Gabriel Fund, LLC.   Includes 411,279 shares underlying warrants.

(4) Justin Yorke, is the manager of the Richland Fund and is a director of the Company.  Mr. McGrain is also a member of the Richland Fund, LLC.  Includes 293,500 shares underlying warrants.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

This section describes the transactions we have engaged in with persons who were our directors or officers at the time of the transaction, and persons or entities known by us to be the beneficial owners of more than 5% of our common stock for the years ended December 31, 2016 and 2015.

Transactions with JMW Fund, LLC

JMW Fund, LLC, managed by Mr. Yorke a director, beneficially owns more than 5% of the outstanding shares of Company common stock.  JMW Fund, LLC owns 2,203,707 common shares and warrants to purchase 573,407 shares.  During the year ended December 31, 2015 the Company has entered into a $2 Million Loan agreement with the JMW Fund, LLC, and issued senior secured promissory notes payable in the total amount of $390,744.  The Company issued additional senior secured promissory notes payable in the amount of $15,000 during the year ended December 31, 2016.  As of December 31, 2016, the Company has senior secured notes outstanding in the amount of $405,774 and accrued interest of $122,187 with the JMW Fund, LLC.  The Company assumed the Revolving line of credit from Dr. Pave, LLC during 2016, and as of December 31, 2016, had a balance of $46,000 with accrued interest of $13,552 was outstanding with the JMW Fund, LLC.  The company is in default on the senior secured loan agreement as of the date of this report.

Transactions with San Gabriel Fund, LLC

San Gabriel Fund, LLC, managed by Mr. Yorke a director, beneficially owns more than 5% of the outstanding shares of Company common stock.  San Gabriel Fund, LLC owns 2,036,619 common shares and warrants to purchase 411,279 shares.  During the year ended December 31, 2015 the Company has entered into a $2 Million Loan agreement with the San Gabriel Fund, LLC, and issued senior secured promissory notes payable in the total amount of $290,744. As of December 31, 2016, the Company has senior secured notes outstanding in the amount of $290,774 and accrued interest of $89,990 with the San Gabriel Fund, LLC.  The Company assumed the Revolving line of credit from Dr. Pave, LLC during 2016, and as of December 31, 2016, had a balance of $46,000 with accrued interest of $13,084 was outstanding with the San Gabriel Fund, LLC.  The company is in default on the senior secured loan agreement as of the date of this report.

Transactions with Richland Fund, LLC

Richland Fund, LLC, managed by Mr. Yorke a director, beneficially owns more than 5% of the outstanding shares of Company common stock.  The Richland Fund, LLC owns 485,395 common shares and warrants to purchase 293,500 shares.  During the year ended December 31, 2015 the Company has entered into a $2 Million Loan agreement with the Richland Fund, LLC, and issued senior secured promissory notes payable in the total amount of $245,872 and converted the December 11, 2014 short-term unsecured note payable into a senior secure promissory note in the amount of $20,000. As of December 31, 2016, the Company has senior secured notes outstanding in the amount of $265,872 and accrued interest of $80,526 with the Richland Fund, LLC.  The Company assumed the Revolving line of credit from Dr. Pave, LLC during 2016, and as of December 31, 2016, had a balance of $46,000 with accrued interest of $13,226 was outstanding with the Richland Fund, LLC.  The company is in default on the senior secured loan agreement as of the date of this report.

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

ITEM 14. Principal Accountant Fees and Services

Hein & Associates LLP (“Hein”) served as the Company’s independent registered public accounting firm from 2011 through September 3, 2015.

Pritchett, Siler & Hardy PC (“PS&H”) has served as the Company’s independent registered public accounting firm since November 2015 and audited its financial statements for the year ended December 31, 2015 and 2016.

For the years ended December 31, 2016 and 2015, the aggregate fees billed by Hein and Pritchett, Siler & Hardy PC to the Company were as follows:

Year ended December 31,
	(PS&H) 2016	(Hein) 2016	(PS&H) 2015	(Hein) 2015
Audit fees (1)	$ 24,683	$ 14,006	$ 5,400	$ 77,000
Audit-related fees	-	-	-	7,385
Tax fees	-	-	-	-
All other fees	-	-	-	-
Total accounting fees and services	$ 24,683	$ 14,006	$ 5,400	$ 84,385

(1) Audit fees includes the aggregate fees billed for professional services for the audit of our annual financial statements for the years ended December 31, 2016 and 2015 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during the year ended December 31 of the respective years.

Audit Committee Pre-Approval

The Audit Committee reviewed and approved in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services.  Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Audit Committee or Company management. For the years ended December 31, 2016 and 2015, all audit fees were reviewed and approved in advance of such services.

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

HEATWURX, INC.

Date: September 25, 2017	By:	/s/ John P. McGrain
John P. McGrain, Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ John P McGrain	Director	September 25, 2017
John P. McGrain

/s/ Justin Yorke	Director	September 25, 2017
Justin Yorke

/s/ Christopher Bragg	Director	September 25, 2017
Christopher Bragg

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2016.