Form 10-Q
period 2017-03-31
Heatwurx, Inc.
filed 2017-10-04
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

The registrant has 11,017,388 shares of common stock outstanding as of September 28, 2017.

HEATWURX, INC.

FORM 10-Q

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,639	$3,237
Total current assets	1,639	3,237
TOTAL ASSETS	$1,639	$3,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$179,322	$166,165
Accrued liabilities	144,027	134,513
Interest payable	123,758	108,608
Interest payable, related party	379,362	332,566
Income taxes payable	200	200
Current portion of senior secured notes payable, related party	962,361	962,361
Current portion of unsecured notes payable	420,000	420,000
Revolving line of credit	91,980	91,980
Revolving line of credit, related party	138,000	138,000
Total current liabilities	2,439,010	2,354,393
TOTAL LIABILITIES	2,439,010	2,354,393

STOCKHOLDERS’ DEFICIT:

Series D preferred stock, $0.0001 par value, 178,924 shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference of $875,331 at March 31, 2017 and $864,743 at December 31, 2016	18	18
Common stock, $0.0001 par value, 20,000,000 shares authorized; 11,017,388 issued and outstanding at March 31, 2017 and December 31, 2016	1,102	1,102
Additional paid-in capital	14,329,057	14,329,057
Accumulated deficit	(15,341,132)	(15,254,917)
Stockholder’s deficit from discontinued operations	(1,426,416)	(1,426,416)
Total stockholders’ deficit	(2,437,371)	(2,351,156)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,639	$3,237

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUE:
Equipment sales	$-	$5,000
Total revenues	-	5,000

COST OF GOODS SOLD	-	-
GROSS PROFIT	-	5,000

EXPENSES:
Selling, general and administrative	13,599	80,515
Research and development	83	-
Total expenses	13,682	80,515

LOSS FROM OPERATIONS	(13,682)	(75,515)

OTHER INCOME AND EXPENSE:
Interest expense	(61,945)	(56,106)
Total other income and expense	(61,945)	(56,106)

LOSS BEFORE INCOME TAXES	(75,627)	(131,621)
Income taxes	-	-
LOSS FROM CONTINUED OPERATIONS, net of tax	(75,627)	(131,621)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	-	(2,004)
NET LOSS	$(75,627)	$(133,625)

Preferred Stock Cumulative Dividend and Deemed Dividend	(10,588)	(10,705)
Net loss applicable to common stockholders	$(86,215)	$(144,330)
Net loss per common share basic and diluted from continuing operations	(0.01)	(0.01)
Net loss per common share basic and diluted from discontinued operations	(0.00)	(0.00)
Net loss per common share basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding used in calculating net loss per common share	11,017,388	11,017,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,627)	$(133,625)
Less: Loss from discontinued operations, net of tax	-	2,004
Loss from continuing operations	(75,627)	(131,621)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	-	159
Amortization of discount on note payable	-	967
Stock-based compensation	-	5,062
Changes in current assets and liabilities:
Increase in receivables	-	(25,000)
Decrease in prepaid and other current assets	-	46,453
Decrease (increase) in accounts payable	13,157	10,021
Decrease in accrued liabilities	(1,074)	(840)
Increase in interest payable	15,150	8,325
Increase in interest payable, related party	46,796	42,574
Net cash used in operating activities from continuing operations	(1,598)	(43,900)
Net cash used in operating activities from discontinued operations	-	(6,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	-	27,000
Net cash provided by investing activities from continuing operations	-	27,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes payable	-	15,000
Net cash provided by financing activities from continuing operations	$-	$15,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,598)	(8,369)

CASH AND CASH EQUIVALENTS, beginning of period, including discontinued operations	3,237	14,440
CASH AND CASH EQUIVALENTS, Continuing Operations, end of period	$1,639	$2,439
CASH AND CASH EQUIVALENTS, Discontinued Operations, end of period	$-	$3,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc. (“Heatwurx,” the “Company”) is an asphalt repair equipment and technology company.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of March 31, 2017.

The Company’s consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC; both wholly-owned subsidiaries of the Company, which are represented in the Company’s discontinued operations (Note 3).  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Interim Financial Statements - These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our accounting policies did not change in the first three months of 2017.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

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

The Company has previously relied exclusively on private placements with a small group of investors to finance its business and operations.  The Company has had little revenue since inception.  For the three months ended March 31, 2017, the Company incurred a net loss from continuing operations of approximately $75,627 and used approximately $1,598 in net cash from operating activities from continuing operations.  The Company had total cash on hand of approximately $1,639 as of March 31, 2017. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects.  The Company has significantly reduced employees and overhead. The decision to cease operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC was made on December 31, 2015. These business components are captured within discontinued operations as of March 31, 2017 (Note 3). The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee, warehouse the equipment held for the licensee and look for potential merger candidates.  It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

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

Net income (loss) per share - The Company computes basic and diluted earnings per share amounts pursuant to ASC 260-10-45. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period.  The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.  The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings during the three months ended March 31, 2017 and 2016, respectively.

Subsequent events - The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recent Accounting Pronouncements - From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”).  Unless otherwise discussed, we believe that the impact of recently issued guidance will not be material to our consolidated financial statements upon adoption.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes - Intra-Entity Asset Transfers of Assets other than Inventory (“ASU 2016-16”), which would require the recognition of the tax expense from the sale of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party or otherwise recovered through use. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-16 may have on our results of operations, financial condition, and cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The amendments in this update should be applied using a retrospective transition method to each period presented. If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted.  We are considering the impact the adoption of ASU 2016-15 may have on our presentation of cash flows.

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

3.

DISCONTINUED OPERATIONS:

In efforts to streamline operations and expenses the Company elected to discontinue the Dr. Pave and Dr. Pave Worldwide entities during 2015.  The financial results of these events are represented in discontinued operations included in the March 31, 2017 and 2016 financial statements.

The operating results of the discontinued operations of Dr. Pave and Dr. Pave Worldwide for the three months ended March 31, 2017 and 2016 are summarized below:

	2017	2016
Revenue	$--	$--
Expense	--	2,004
Net Loss, before taxes	--	(2,004)
Income tax benefit	--	--
Net Loss, net of tax	$--	$(2,004)

There were no assets or liabilities from discontinued operations as of March 31, 2017 and December 31, 2016.

4.

NOTES PAYABLE:

Notes consisted of the following as of March 31, 2017.

	Principal Balance	Interest Rate	Accrued Interest	Warrants issued	Warrant Fair Value - Discount	Unamortized Discount
Unsecured notes payable	$420,000	12%	$100,715	139,997	$115,159	$--
Secured notes payable	962,361	12% - 18%	335,417	--	--	--
Revolving line of credit	229,980	12% - 18%	66,988	--	--	--
	$1,612,341		$503,120	139,997	$115,159	$--

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

5.

STOCKHOLDERS’ EQUITY:

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2016	269,500	$ 1.88	2.04
Granted	--	$ --	--
Exercised	--	$ --	--
Cancelled	(22,000)	$ 1.64	--
Balance, March 31, 2017	247,500	$ 1.90	1.95
Exercisable, March 31, 2017	247,500	$ 1.90	1.95

The Company recognized no stock-based compensation expense during the three months ended March 31, 2017 and $5,062 during the three months ended March 31, 2016.

As of March 31, 2017 there was no unrecognized compensation expense related to the issuance of the stock options.  As of March 31, 2016 there was $1,629 of unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three months ended March 31, 2017 and 2016.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2016	40,000	$ 2.00
Granted	--	--
Exercised	--	--
Cancelled	--	--
Balance, March 31, 2017	40,000	$ 2.00
Exercisable, March 31, 2017 and December 31, 2016	40,000	$ 2.00

Warrants

There were no warrants issued during the three months ended March 31, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2016	2,000,304	$ 2.36	0.63
Granted	--	--	--
Exercised	--	--	--
Cancelled	(333,329)	$ 3.00	--
Balance, March 31, 2017	1,666,975	$ 2.23	0.49

6.

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

Outstanding options and warrants underlying 1,954,475 shares were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	Three months ended March 31,
	2017	2016
Net loss from continuing operations	$(75,627)	$(131,621)
Net loss from discontinued operations	--	(2,004)
Net Loss	(75,627)	(133,625)
Basic and diluted:
Preferred stock cumulative dividend - Series D	(10,588)	(10,705)
Income applicable to preferred stockholders	(10,588)	(10,705)
Net loss applicable to common stockholders	$(86,215)	$(144,330)

7.

COMMITMENTS AND CONTINGENCIES:

Vendors and Debt - The Company has significant liabilities as of March 31, 2017 with limited cash flow generated by the sale of Company assets and revenue. The Company has $323,349 in accounts payable and accrued expenses from continuing operations. In addition, the Company has $2,115,461 in debt and accrued interest from continuing operations. The Company will work with their vendors and lenders to establish payment plans, explore extensions and conversion of debt.

8.

RELATED PARTY TRANSACTIONS:

Dividend and Interest activity

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

As of March 31, 2017 and December 31, 2016 the Company had secured notes payable with JMW Fund, LLC, the San Gabriel Fund, LLC and the Richland Fund, LLC in the aggregate amount of $962,361.  An outstanding balance of $138,000 on the revolving line of credit as of March 31, 2017 and December 31, 2016.  Mr. Yorke, as the manager of these funds, earned interest from loans payable for the three months ended March 31, 2017 and 2016 of $46,796 and $49,739, respectively. Total accrued interest as of March 31, 2017 and 2016 was $379,362 and $189,577, respectively.

9.

SUPPLEMENTAL CASH FLOW INFORMATION:

	Three Months ended March 31,
	2017	2016
Cash paid for interest	$--	$5,211
Cash paid for income taxes	--	--
Non-Cash investing and financing transactions
Series D Dividend payable in accrued expenses	$10,588	$10,706

10.

SUBSEQUENT EVENTS:

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

Board of Directors

On August 24, 2017, Mr. Justin Yorke and Mr. Christopher Bragg were appointed to the Board of Directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our 2016 Annual Report on Form 10-K, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

•

risks related to natural disasters;

•

litigation; and

•

other risk factors discussed in the 2016 Annual Report on Form 10-K, filed by the Company with the Securities and Exchange Commission.

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

During 2014, we acquired Dr. Pave, LLC a service company offering asphalt repair and restoration utilizing the Heatwurx asphalt repair technology and established a new entity Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company decided not to renew its franchise registrations throughout the U.S. do to the extensive costs.  In 2015, we offered license agreements, which grants a license of all Heatwurx equipment and supplies and the use of the Heatwurx intellectual property within a specified territory.  We have one licensee as of March 31, 2017.

We are no longer receiving financial support and we do not believe we will be able to obtain financing from another source.  We do not believe we are able to achieve a level of revenues adequate to support our cost structure.  Do to the slow growth in the service sector and the high cost of the franchise registrations, we discontinued the operations of Dr. Pave, LLC and Dr. Pave Worldwide LLC.  In addition, we significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  The Company sold the remaining equipment and inventory to the licensee during 2016.  Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  As of March 31, 2017; principal in the amount of $962,361 is outstanding and payable under the secured notes.  These notes are secured by all the assets of the Company, including intellectual property rights.  We are in default on the notes, and as a result the Company’s assets may be foreclosed upon.

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

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

For the three months ended March 31, 2017, our net loss was approximately $76,000, compared to a net loss of approximately $134,000 including loss from discontinued operations of approximately $2,000 for the same period of 2016.  Further description of these losses is provided below.

Revenue

The Company did not recognize any revenue during the three months ended March 31, 2017 compared to $5,000 in revenue in the three months ended March 31, 2016.  Operations have been significantly reduced; the Company sold equipment to our licensee in the first quarter of 2016. The Company does not anticipate any revenue during 2017 from equipment sales.

Cost of goods sold

The Company had no cost of goods sold during the three months ended March 31, 2017 and 2016.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $14,000 for the three months ended March 31, 2017 from approximately $81,000 for the three months ended March 31, 2016. The decrease in selling, general and administrative expenses is principally due to the significant reduction in operating activities which include a decrease in employee expenses of approximately $51,000; a decrease in travel and office expenses of approximately $8,000 which includes commercial insurance, rent and other expenses; and a decrease in legal and investor relations expenses of $8,000.

Research and Development

The Company had approximately $100 in research and development costs during the three months ended March 31, 2017; and no research and development costs during the three months ended March 31, 2016.  The Company is only utilizing legal representation to maintain the existing patents.

Liquidity and capital resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of March 31, 2017, we had an accumulated deficit of approximately $15,341,000 from operating activities.  The Company had total cash on hand of approximately $1,600 as of March 31, 2017. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.

Operating Activities

During the three months ended March 31, 2017, the Company used $1,598 in cash for continuing operations compared to cash used of $43,900 for continuing operations and $6,469 for discontinued operations during the three months ended March 31, 2016. This decrease in cash used for operating activities was due to the significant reduction in employees and overhead expenses.  The Company has had little revenue since inception.  The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  For the year three months ended March 31, 2017, the Company incurred a net loss from continuing operations of approximately $76,000. The operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC were discontinued in 2015 and have not activity in the current period. These business components are included in discontinued operations as of March 31, 2017. It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

Investing Activities

There were no investing activities during the three months ended March 31, 2017 compared to proceeds of $27,000 from the sale of assets held for sale during the three months ended March 31, 2017.

Financing Activities

There were no investing activities during the three months ended March 31, 2017 compared to cash provided by financing activities of $15,000 in the three months ended March 31, 2016.  This decrease in cash provided by financing activities was due to the Company no longer receiving financial support for the business and operations from their small group of investors.  The Company entered into a Senior secured loan agreement on February 16, 2015, extended on March 23, 2016, with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all the assets of the Company, including intellectual property rights. Upon the occurrence of an event of default the lenders have the right to foreclose on the assets of the Company.

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

Recent accounting pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2017 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

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

Material Weakness and Related Remediation Initiatives

Our management concluded that as of March 31, 2017, the following material weaknesses existed: 1. Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Through the efforts of management, external consultants, and our Director, we have developed a specific action plan to remediate the material weaknesses.  Due to the significant reduction in operations, the Company was unable to remediate the material weakness during 2017.

We have fewer than 300 record holders and, thus, our reporting obligations were automatically suspended.  As a voluntary filer, we may choose to cease filing Exchange Act reports at any time.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

See “Item 1A - Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on September 25, 2017.

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

Heatwurx, Inc.

Date: October 4, 2017	By:	/s/ John P. McGrain
John P. McGrain, Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)