Form 10-Q
period 2017-06-30
Heatwurx, Inc.
filed 2017-10-04
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(q) of the Exchange Act. Y ES [  ]  NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]  NO [X]

The registrant has 11,017,388 shares of common stock outstanding as of September 29, 2017.

HEATWURX, INC.

FORM 10-Q

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEATWURX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,949	$3,237
Total current assets	1,949	3,237
TOTAL ASSETS	$1,949	$3,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$91,187	$166,165
Accrued liabilities	147,619	134,513
Interest payable	139,075	108,608
Interest payable, related party	427,455	332,566
Income taxes payable	200	200
Current portion of senior secured notes payable, related party	1,037,361	962,361
Current portion of unsecured notes payable	420,000	420,000
Revolving line of credit	91,980	91,980
Revolving line of credit, related party	138,000	138,000
Total current liabilities	2,492,877	2,354,393
TOTAL LIABILITIES	2,492,877	2,354,393

STOCKHOLDERS’ DEFICIT:
Series D preferred stock, $0.0001 par value, 4,500,000 shares authorized; 178,924 shares issued and outstanding at June 30, 2017 and December 31, 2016; liquidation preference of $886,037 at June 30, 2017 and $875,331 at December 31, 2016, respectively	18	18
Common stock, $0.0001 par value, 20,000,000 shares authorized; 11,017,388 issued and outstanding at June 30, 2017 and December 31, 2016	1,102	1,102
Additional paid-in capital	14,329,057	14,329,057
Accumulated deficit	(15,394,689)	(15,254,917)
Stockholder’s deficit from discontinued operations	(1,426,416)	(1,426,416)
Total stockholders’ deficit	(2,490,928)	(2,351,156)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,949	$3,237

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE:
Equipment sales	$-	$-	$-	$5,000
Total revenues	-	-	-	5,000

COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	5,000

EXPENSES:
Selling, general and administrative	10,270	3,284	23,869	83,799
Research and development	83	5,697	166	5,697
Total expenses	10,353	8,981	24,035	89,496

LOSS FROM OPERATIONS	(10,353)	(8,981)	(24,035)	(84,496)

OTHER INCOME AND EXPENSE:
Gain on debt forgiveness	30,912	25,155	30,912	25,155
Interest expense	(63,410)	(62,634)	(125,355)	(118,740)
Total other income and expense	(32,498)	(37,479)	(94,443)	(93,585)

LOSS BEFORE INCOME TAXES	(42,851)	(46,460)	(118,478)	(178,081)
Income taxes	-	-	-	-
LOSS FROM CONTINUED OPERATIONS, net of tax	(42,851)	(46,460)	(118,478)	(178,081)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	3,260	-	1,256
NET LOSS	$(42,851)	$(43,200)	$(118,478)	$(176,825)

Preferred Stock Cumulative Dividend and Deemed Dividend	(10,706)	(10,706)	(21,294)	(21,411)
Net loss applicable to common stockholders	$(53,557)	$(53,906)	$(139,772)	$(198,236)
Net loss per common share basic and diluted from continuing operations	(0.00)	(0.01)	(0.01)	(0.02)
Net loss per common share basic and diluted from discontinued operations	0.00	0.00	0.00	0.00
Net loss per common share basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding used in calculating net loss per common share	11,017,388	11,017,388	11,017,388	11,017,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,478)	$(176,825)
Less: (Income) Loss from discontinued operations, net of tax	-	(1,256)
Loss from continuing operations	(118,478)	(178,081)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	-	159
Gain on debt forgiveness	(30,912)	(25,155)
Amortization of discount on note payable	-	967
Stock-based compensation	-	6,691
Changes in current assets and liabilities:
(Increase) in receivables	-	(25,000)
Decrease in prepaid and other current assets	-	47,722
(Decrease) increase in accounts payable	(44,066)	17,829
(Decrease) in accrued liabilities	(8,188)	(2,840)
Increase in interest payable	30,467	89,889
Increase in interest payable, related party	94,889	23,643
Net cash used in operating activities from continuing operations	(76,288)	(44,176)
Net cash used in operating activities from discontinued operations	-	(8,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	-	42,000
Net cash provided by investing activities from continuing operations	-	42,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes payable	75,000	15,000
Net cash provided by financing activities from continuing operations	75,000	15,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,288)	4,058
CASH AND CASH EQUIVALENTS, beginning of period, including discontinued operations	3,237	14,440
CASH AND CASH EQUIVALENTS, Continuing Operations, end of period	$1,949	$14,914
CASH AND CASH EQUIVALENTS, Discontinued Operations, end of period	$-	$3,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEATWURX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Heatwurx, Inc. (“Heatwurx,” the “Company”) is an asphalt repair equipment and technology company.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of June 30, 2017.

The Company’s consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC; both wholly-owned subsidiaries of the Company, which are represented in the Company’s discontinued operations (Note 3).  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Interim Financial Statements - These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our accounting policies did not change in the first three or six months of 2017.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

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

The Company has previously relied exclusively on private placements with a small group of investors to finance its business and operations.  The Company has had little revenue since inception.  For the six months ended June 30, 2017, the Company incurred a net loss from continuing operations of approximately $118,478 and used approximately $76,288 in net cash from operating activities from continuing.  The Company had total cash on hand of approximately $1,949 as of June 30, 2017. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The Company has significantly reduced employees and overhead. The decision to cease operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC was made on December 31, 2015. These business components are captured within discontinued operations as of June 30, 2017 (Note 3). The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

During the six months ended June 30, 2017, the Company received cash of $75,000 as part of the $2,000,000 senior secured debt offering commenced in February 2015.  Based upon the Company’s current financial, the Company was not able to satisfy the mandatory principal payments in 2017 under the $2,000,000 senior secured debt.  The Company will continue to work with the lenders to explore extension or conversion options, but there is no guarantee the lenders will agree to modify the repayment terms of the notes under conditions that will allow the Company to continue to repay the notes, if at all. As these notes are secured by all the assets of the Company, including intellectual property rights, the Company is in default in regard to interest payments on the notes, and the lenders may call the notes and foreclose on the Company’s assets.

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

Net income (loss) per share - The Company computes basic and diluted earnings per share amounts pursuant to ASC 260-10-45. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period.  The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.  The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings during the three and six months ended June 30, 2017 and 2016, respectively.

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

3.

DISCONTINUED OPERATIONS:

In efforts to streamline operations and expenses the Company elected to discontinue the Dr. Pave and Dr. Pave Worldwide entities during 2015.  The financial results of these events are represented in the discontinued operations included in the June 30, 2017 and 2016 financial statements.

The operating results of discontinued operations of Dr. Pave and Dr. Pave Worldwide for the three and six months ended June 30, 2017 and 2016 are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$--	$--	$--	$--
Expense	--	48	--	(1,792)
Net Loss, before Other income and expense and taxes	--	(48)	--	(1,792)
Other income (expense)	--	3,308	--	(536)
Income tax benefit	--	--	--	--
Net Income (Loss), net of tax	$--	$3,260	$--	$1,256

The were no assets or liabilities from discontinued operations as of June 30, 2017 and December 31, 2016.

4.

NOTES PAYABLE:

Notes consisted of the following as of June 30, 2017

	Principal Balance	Interest Rate	Accrued Interest	Warrants issued	Warrant Fair Value - Discount	Unamortized Discount
Unsecured notes payable	$420,000	12%	$113,280	139,997	$115,159	$--
Secured notes payable	$1,037,361	12% - 18%	$379,381	--	$--	$--
Revolving line of credit	$229,980	12% - 18%	$73,869	--	$--	$--
	$1,687,341		$566,530	139,997	$115,159	$--

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

5.

STOCKHOLDERS’ EQUITY:

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2016	269,500	$ 1.88	2.04
Granted	--	$ --	--
Exercised	--	$ --	--
Cancelled	(32,000)	$ 1.75	--
Balance, June 30, 2017	237,500	$ 1.89	1.78
Exercisable, June 30, 2017	237,500	$ 1.89	1.78

The Company recognized no stock-based compensation expense during the three and six months ended June 30, 2017 and $1,629 and $6,691 during the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, there is no unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three and six months ended June 30, 2017 and 2016.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2016	40,000	$ 2.00
Granted	--	--
Exercised	--	--
Cancelled	--	--
Balance, June 30, 2017	40,000	$ 2.00
Exercisable, June 30, 2017	40,000	$ 2.00

Warrants

There were no warrants issued during the three and six months ended June 30, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2016	2,000,304	$ 2.36	0.63
Granted	--	--	--
Exercised	--	--	--
Cancelled	(523,326)	$ 3.00	--
Balance, June 30, 2017	1,476,978	$ 2.13	0.30

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

Outstanding options and warrants underlying 1,754,478 shares do not assume conversion, exercise or contingent exercise in the computation of diluted loss per share because the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss from continuing operations	$(42,851)	$(46,460)	$(118,478)	$(178,081)
Net loss from discontinued operations	--	3,260	--	1,256
Net Loss	(42,851)	(43,200)	(118,478)	(176,825)

Basic and diluted:
Preferred stock cumulative dividend - Series D	(10,706)	(10,706)	(21,294)	(21,411)
Income applicable to preferred stockholders	(10,706)	(10,706)	(21,294)	(21,411)
Net loss applicable to common stockholders	$(53,557)	$(53,906)	$(139,772)	$(198,236)
Weighted average shares outstanding used in calculating net loss per common share	11,017,388	11,017,388	11,017,388	11,017,388

7.

COMMITMENTS AND CONTINGENCIES:

Vendors and Debt - The Company has significant liabilities as of June 30, 2017 with limited cash flow generated by the sale of Company assets and revenue.  The Company has $238,806 in accounts payable and accrued expenses from continuing operations.  In addition, the Company has $2,253,871 in debt and accrued interest from continuing operations.  The Company will work with their vendors and lenders to establish payment plans, explore extensions and conversion of debt.

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

The Company had secured notes payable with the JMW Fund, LLC, the San Gabriel Fund, LLC and the Richland Fund, LLC in the aggregate amount of $1,037,361 as of June 30, 2017 and $962,361 as of December 31, 2016.  The funds had an aggregate outstanding balance of $138,000 on the revolving line of credit as of June 30, 2017 and December 31, 2016.  Mr. Yorke, as the manager of these funds, earned interest from loans payable for the three and six months ended June 30, 2017 of $48,093 and $94,889, respectively; and for the three and six months ended June 30, 2016 of $47,316 and $97,055, respectively. Total accrued interest as of June 30, 2017 and 2016 was $427,455 and $332,566, respectively.

9.

SUPPLEMENTAL CASH FLOW INFORMATION:

	Six Months ended June 30,
	2017	2016
Cash paid for interest	$--	$6,723
Cash paid for income taxes	$--	$--

Non-cash investing and financing transactions
Series D Dividend payable in accrued expenses	$21,294	$21,411

10.

SUBSEQUENT EVENTS:

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than as disclosed below, there were no additional reportable subsequent events to be disclosed.

Debt offerings

The Company entered into Secured notes under the senior secured loan agreement in the aggregate amount of $15,000 on July 26, 2017; $105,000 on August 7, 2017 and $132,000 on September 21, 2017.

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

During 2014, we acquired Dr. Pave, LLC a service company offering asphalt repair and restoration utilizing the Heatwurx asphalt repair technology and established a new entity Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company decided not to renew its franchise registrations throughout the U.S. do to the extensive costs.  In 2015, we offered license agreements, which grants a license of all Heatwurx equipment and supplies and the use of the Heatwurx intellectual property within a specified territory.  We have one licensee as of June 30, 2017.

We are no longer receiving financial support to continue commercialization and we do not believe we will be able to obtain financing from another source.  We do not believe we are able to achieve a level of revenues adequate to support our cost structure.  Do to the slow growth in the service sector and the high cost of the franchise registrations, we discontinued the operations of Dr. Pave, LLC and Dr. Pave Worldwide LLC.  In addition, we significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  The Company sold the remaining equipment and inventory to the licensee during 2016.  Based upon the Company’s current financial position, the Company does not believe it will be able to satisfy the mandatory principal payments.  The Company will work with the lenders to explore extension or conversion options.  There is no guarantee the lenders will accommodate our requests.  As of June 30, 2017; principal in the amount of $1,037,361 is outstanding and payable under the secured notes.  These notes are secured by all the assets of the Company, including intellectual property rights.  We are in default on the notes, and as a result the Company’s assets may be foreclosed upon.

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

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

For the three months ended June 30, 2017, our net loss was approximately $43,000, compared to a net loss of approximately $43,000 including income from discontinued operations of $3,260 for the same period of 2016.  Further description of these losses is provided below.

Revenue

The Company recognized no revenue in the three months ended June 30, 2017 and June 30, 2016. The Company does not anticipate any future revenue from equipment sales during 2017.

Cost of goods sold

The Company had no cost of goods sold during the three months ended June 30, 2017 and 2016.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $10,000 for the three months ended June 30, 2017 from approximately $3,000 for the three months ended June 30, 2016. The increase in selling, general and administrative expenses is principally due to the use of consultants for accounting services of approximately $6,000; and an increase in investor relations expenses of $1,000.

Research and Development

The Company had research and development costs during the three months ended June 30, 2017 of approximately $100; a decrease from approximately $6,000 from the three months ended June 30, 2016, as a result of a reduction in legal patent costs.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

For the six months ended June 30, 2017, our net loss was approximately $118,000; compare to a net loss of approximately $177,000 including income from discontinued operations of $1,256 for the same period of 2016.  Further description of these losses is provided below.

Revenue

The Company recognized no revenue in the six months ended June 30, 2017 and June 30, 2016. The Company does not anticipate any future revenue from equipment sales during 2017.

Cost of goods sold

The Company had no cost of goods sold during the six months ended June 30, 2017 and 2016.

Selling, general and administrative

Selling, general and administrative expenses decreased to approximately $24,000 for the six months ended June 30, 2017 from approximately $84,000 for the six months ended June 30, 2016. The decrease in selling, general and administrative expenses is principally due to the significant reduction in operating activities which include a decrease in employee expenses of approximately $45,000; a decrease in travel and office expenses of approximately $8,000 which includes commercial insurance, rent and other expenses; and a decrease in legal and investor relations expenses of $7,000.

Research and Development

The Company had research and development costs during the six months ended June 30, 2017 of approximately $200; a decrease from approximately $6,000 for the six months ended June 30, 2016, as a result of significant reduction in patent applications being filed thereby reducing the legal fees associated therewith.  The Company is only utilizing legal representation to maintain the existing patents.

Liquidity and capital resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of June 30, 2017, we had an accumulated deficit of approximately $15,395,000 from operating activities.  The Company had total cash on hand of approximately $2,000 as of June 30, 2017. The Company is not able to obtain additional financing adequate to fulfill its commercialization activities, nor achieve a level of revenues adequate to support the Company’s cost structure.

Operating Activities

During the six months ended June 30, 2017, the Company used approximately $76,000 in cash compared to cash used of approximately $44,000 for continuing operations and approximately $8,800 for discontinued operations during the six months ended June 30, 2016.   This increase in cash used for operating activities was due to the Company’s efforts to reduce liabilities and pay down outstanding accounts payable. The Company has had little revenue since inception.  The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The Company has significantly scaled back operations to maintain only a minimal level of operations necessary to support our licensee and look for potential merger candidates.  For the six months ended June 30, 2017, the Company incurred a net loss from continuing operations of approximately $118,000. It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  If the Company fails to merge or be acquired by another company, we will be required to terminate all operations.

Investing Activities

There were no investing activities during the six months ended June 30, 2017 compared to proceeds of $42,000 from the sale of assets held for sale during the six months ended June 30, 2017.

Financing Activities

During the six months ended June 30, 2017, the Company received $75,000 in cash from financing activities compared to $15,000 during the six months ended June 30, 2016.   This increase in cash received from financing activities was due to the Company receiving financial support from their small group of investors.  The Company entered into a Senior secured loan agreement with JMW Fund, Richland Fund, and San Gabriel Fund (collectively, the “lenders”) whereby the lenders agreed to loan to the Company up to an aggregate of $2,000,000.  The interest rate on the notes is 12% per annum and monthly interest payments are due the first day each month beginning March 1, 2015.  The notes mature six months from the date of issuance.  If any interest payment remains unpaid in excess of 90 days, and the lender has not declared the entire principal and unpaid accrued interest due and payable, the interest rate on that amount only will be increased to 18% per annum, until the past due interest amount is paid in full.  The notes and any future notes under the loan agreement are secured by all of the assets of the Company, including intellectual property rights. Upon the occurrence of an event of default the lenders have the right to foreclose on the assets of the Company.  The Company received $75,000 under the Senior secured loan agreement during the six months ended June 30, 2017.

Based upon the Company’s current financial position, we do not believe it will be able to satisfy the mandatory principal payments in 2017 under the $2,000,000 senior secured debt.  We will continue to work with the lenders to explore additional extension or conversion options as needed.  These notes are secured by all the assets of the Company, including intellectual property rights.  We are in default on the notes, our assets may be foreclosed upon.

Cash Requirements

The issues described above raise substantial doubt about our ability to continue as a going concern. We have been solely reliant on raising capital or borrowing funds to maintain our operations.  We were able to raise debt and equity financing through the assistance of a small number of our investors who have been substantial participants in its debt and equity offerings since our formation.  These investors have chosen not to assist us with our capital raising initiatives to fund ongoing commercialization activities.  At this time, we are not able to obtain any alternative forms of financing and we will not be able to continue to satisfy our current or long term obligations.  We desire to merge or be acquired by another company.  If a candidate is not identified we will cease operations all together.

Recent accounting pronouncements

There were no new accounting pronouncements issued during the three and six months ended June 30, 2017 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the three and six months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Heatwurx, Inc.

Date: October 4, 2017	By	/s/ John P. McGrain
John P. McGrain, Interim Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)