Form 10-Q
period 2017-09-30
Processa Pharmaceuticals, Inc.
filed 2017-11-20
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 333-184948

Processa Pharmaceuticals, Inc.

(formerly Heatwurx, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7380 Coca Cola Drive, Suite 106,

Hanover, Maryland 21076

(Address of principal executive offices and Zip Code)

(443) 776-3133

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)  YES [X ]  NO [  ]

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days. YES [  ]  NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ]  NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]  NO [X]

The registrant has 246,907,902 shares of common stock outstanding as of November 20, 2017.

PROCESSA PHARMACEUTICALS, INC.

(formerly Heatwurx, Inc.)

FORM 10-Q

For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROCESSA PHARMACEUTICALS, INC.

(FORMERLY HEATWURX, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,262	$3,237
Total current assets	80,262	3,237
TOTAL ASSETS	$80,262	$3,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$95,568	$166,165
Accrued liabilities	19,746	134,513
Interest payable	-	108,608
Interest payable, related party	-	332,566
Income taxes payable	-	200
Senior secured notes payable, related party	-	962,361
Unsecured notes payable	-	420,000
Revolving line of credit	-	91,980
Revolving line of credit, related party	-	138,000
Total current liabilities	115,314	2,354,393
TOTAL LIABILITIES	115,314	2,354,393

STOCKHOLDERS’ DEFICIT:
Series D preferred stock, $0.0001 par value, 10,000,000 shares authorized; zero shares were issued and outstanding at September 30, 2017 and 178,924 shares were issued and outstanding at December 31, 2016; liquidation preference of zero at September 30, 2017 and $875,331 at December 31, 2016, respectively	-	18
Common stock, $0.0001 par value, 350,000,000 shares authorized; 24,690,790 issued and outstanding at September 30, 2017 and 11,017,388 issued and outstanding at December 31, 2016	2,469	1,102
Additional paid-in capital	16,998,820	14,329,057
Accumulated deficit	(17,036,341)	(16,681,333)
TOTAL STOCKHOLDERS’ DEFICIT	(35,052)	(2,351,156)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$80,262	$3,237

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROCESSA PHARMACEUTICALS, INC.

(FORMERLY HEATWURX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE:
Equipment sales	$-	$-	$-	$5,000
Other revenue	-	-	-	-
Total revenues	-	-	-	5,000

COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	5,000

EXPENSES:
Selling, general and administrative	163,771	4,395	187,640	88,194
Research and development	-	574	166	6,271
Total expenses	163,771	4,969	187,806	94,465

LOSS FROM OPERATIONS	(163,771)	(4,969)	(187,806)	(89,465)

OTHER INCOME AND EXPENSE:
Gain on debt forgiveness	5,447	-	36,359	25,155
Interest expense	(44,158)	(63,322)	(169,513)	(182,062)
Total other income and expense	(38,711)	(63,322)	(133,154)	(156,907)

LOSS BEFORE INCOME TAXES	(202,482)	(68,291)	(320,960)	(246,372)
Income taxes	(1,931)	-	(1,931)	-
LOSS FROM CONTINUED OPERATIONS, net of tax	(204,413)	(68,291)	(322,891)	(246,372)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	(42)	-	1,214
NET LOSS	$(204,413)	$(68,333)	$(322,891)	$(245,158)

Preferred Stock Cumulative Dividend and Deemed Dividend	-	(10,824)	-	(32,234)
Net loss applicable to common stockholders	$(204,413)	$(79,157)	$(322,891)	$(277,392)
Net loss per common share basic and diluted from continuing operations	(0.02)	(0.01)	(0.03)	(0.03)
Net loss per common share basic and diluted from discontinued operations	0.00	0.00	0.00	0.00
Net loss per common share basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Weighted average shares outstanding used in calculating net loss per common share	11,158,191	11,017,388	11,064,838	11,017,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROCESSA PHARMACEUTICALS, INC.

(FORMERLY HEATWURX, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(322,891)	$(245,158)
Less (income) loss from discontinued operations, net of tax	-	(1,214)
Loss from continuing operations	(322,891)	(246,372)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	-	159
Gain on debt forgiveness	(36,359)	(25,155)
Amortization of discount on note payable	-	967
Stock-based compensation	-	6,691
Changes in current assets and liabilities:
Decrease in prepaid and other current assets	-	47,722
(Decrease) increase in accounts payable	(34,238)	14,575
(Decrease) in income taxes payable	(200)	-
(Decrease) in accrued liabilities	(28,227)	(2,839)
Increase in interest payable	40,903	39,128
Increase in interest payable, related party	131,037	137,726
Net cash used in operating activities from continuing operations	(249,975)	(27,398)
Net cash used in operating activities from discontinued operations	-	(8,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	-	17,000
Net cash provided by investing activities from continuing operations	-	17,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes payable	327,000	15,000
Net cash provided by financing activities from continuing operations	327,000	15,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	77,025	(4,206)
CASH AND CASH EQUIVALENTS, beginning of period	3,237	14,440
CASH AND CASH EQUIVALENTS, end of period	$80,262	$10,234

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROCESSA PHARMACEUTICALS, INC.

(FORMERLY HEATWURX, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

PRINCIPAL BUSINESS ACTIVITIES:

Organization and Business - Processa Pharmaceuticals, Inc. (Formerly Heatwurx, Inc.) (“Processa,” the “Company”) is an asphalt repair equipment and technology company.  Effective October 23, 2017 we changed our Company’s name to Processa Pharmaceuticals, Inc. See Note 9 below.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - These unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. Accordingly, they do not include all disclosures required in the annual financial statements by U.S. GAAP.  In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of September 30, 2017.

The Company’s consolidated financial statements include Dr. Pave, LLC and Dr. Pave Worldwide, LLC; both wholly-owned subsidiaries of the Company, which are represented in the Company’s discontinued operations (Note 3).  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Interim Financial Statements - These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2016, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our accounting policies did not change in the three or nine months ended September 30, 2017.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

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

The Company has previously relied exclusively on private placements with a small group of investors to finance its business and operations. The Company has had little revenue since inception. For the nine months ended September 30, 2017, the Company incurred a net loss from continuing operations of $322,891 and used $249,975 in net cash in operating activities from continuing operations.  The Company had total cash on hand of $80,262 as of September 30, 2017. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. The Company has significantly reduced employees and overhead. The decision to cease operations of Dr. Pave, LLC and Dr. Pave Worldwide, LLC was made on December 31, 2015. These business components are captured within discontinued operations as of September 30, 2017 (Note 3). The Company has significantly scaled back operations to maintain only a minimal level of operations necessary and look for potential merger candidates.  It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.  Subsequent to the close of the quarter ended September 30, 2017 the Company entered into an asset purchase agreement (refer to Note 9 below for further information).

During the nine months ended September 30, 2017, the Company received cash of $327,000 as part of the $2,000,000 senior secured debt offering commenced in February 2015.  On September 29, 2017, the company converted then outstanding notes payable in the principal amount of $1,939,341 and accrued interest of $613,114 into 12,953,902 shares of common stock.  In addition, the company converted 178,924 Series D shares plus accrued dividends of $118,658 into 719,500 shares of common stock.

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

Net income (loss) per share - The Company computes basic and diluted earnings per share amounts pursuant to ASC 260-10-45. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period.  The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted for any potentially diluted debt or equity.  The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings during the three and nine months ended September 30, 2017 and 2016, respectively.

Subsequent events - The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Refer to Note 9 below for further information.

Reclassification - Certain prior year amounts have been reclassified to conform to the current year presentation. There was no change to the total amounts for the Company’s balance sheets, income statements or statements of cash flows.

Recently Issued Accounting Pronouncements - From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”).  The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. It has evaluated recently issued accounting pronouncements and determined that there was no material impact on its financial position or results of operations.

3.

DISCONTINUED OPERATIONS:

In efforts to streamline operations and expenses the Company elected to discontinue the Dr. Pave and Dr. Pave Worldwide entities during 2015.  The financial results of these events are represented in the discontinued operations included in the September 30, 2017 and 2016 financial statements.

The operating results of discontinued operations of Dr. Pave and Dr. Pave Worldwide for the three and nine months ended September 30, 2017 and 2016 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$--	$--	$--	$--
Expense	--	42	--	(1,750)
Net Loss, before Other income and expense and taxes	--	(42)	--	1,750
Other income (expense)	--	--	--	(536)
Income tax benefit	--	--	--	--
Net Income (Loss), net of tax	$--	$(42)	$--	$1,214

The were no assets or liabilities from discontinued operations as of September 30, 2017 and December 31, 2016.

4.

NOTES PAYABLE:

On September 29, 2017, principal of all existing notes payable in the amount of $1,939,341 and related accrued interest in the amount of $613,114 was converted to 12,953,902 shares of common stock.  As of September 30, 2017, there were no notes outstanding.

5.

STOCKHOLDERS’ EQUITY:

The Company increased the authorized number of shares to 350,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of Preferred stock, $0.0001 par value per share.

On September 29, 2017, the Company converted 178,924 shares of Series D Preferred Stock and all accrued dividends in the amount of $118,658 into 719,500 shares of common stock.

Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2016	269,500	$ 1.88	2.04
Granted	--	--
Exercised	--	--
Cancelled	(269,500)	1.88
Balance, September 30, 2017	--	--	--

On September 29, 2017, a former employee, forfeited her vested options for 37,500 shares with an exercise price of $3.00 per share and her vested options for 125,000 shares with an exercise price of $1.50 per share.

107,000 options were cancelled as a result of non-exercise prior to their expiration date.

The Company recognized no stock-based compensation expense during the three and nine months ended September 30, 2017 and no compensation during the three months, and $6,691 during the nine months, ended September 30, 2016, respectively.

As of September 30, 2017 there is no unrecognized compensation expense related to the issuance of the stock options.

Performance Stock Options

There were no performance stock options granted during the three and nine months ended September 30, 2017 and 2016.

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2016	40,000	$ 2.00
Granted	--	--
Exercised	--	--
Cancelled	(40,000)	2.00
Balance, September 30, 2017	--	--

Warrants

There were no warrants issued during the three and nine months ended September 30, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance, December 31, 2016	2,000,304	$ 2.36	0.63
Granted	--	--
Exercised	--	--
Cancelled	(723,181)	2.99
Balance, September 30, 2017	1,277,123	$ 2.00	0.08

Warrants were cancelled as a result of non-exercise prior to their expiration date.

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

Outstanding options and warrants underlying 1,277,123 shares do not assume conversion, exercise or contingent exercise in the computation of diluted loss per share because the effect would be anti-dilutive.

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net loss from continuing operations	$(204,413)	$(68,291)	$(322,891)	$(246,372)
Net loss from discontinued operations	--	(42)	--	1,214
Net Loss	(204,413)	(68,333)	(322,891)	(245,158)
Basic and diluted:
Preferred stock cumulative dividend - Series D	--	(10,824)	--	(32,234)
Net loss applicable to common stockholders	$(204,413)	$(79,157)	$(322,891)	$(277,392)
Weighted average shares outstanding used in calculating net loss per common share	11,158,191	11,017,388	11,064,838	11,017,388

7.

RELATED PARTY TRANSACTIONS:

Dividend and Interest activity

Justin Yorke is the manager of the JMW Fund, LLC, the San Gabriel Fund, LLC, and the Richland Fund, LLC, collectively known as the “Funds”; and is a director of the Company.  John McGrain, our Interim Chief Executive Officer and Interim Chief Financial Officer is also a member of the JMW Fund, LLC, the San Gabriel Fund, LLC, and the Richland Fund, LLC.  These funds own 14,180,543 shares of common stock and hold warrants to purchase 701,859 common shares in the aggregate.

The Company had secured notes payable with the Funds in the aggregate amount of $1,289,361; on September 29, 2017, the Company converted the principal and interest of $412,716 into 8,510,386 shares of common stock.  The Funds also had an aggregate principal balance of $138,000 and accrued interest of $50,887 on the revolving line of credit converted to 944,436 shares of common stock on September 29, 2017.  As of December 31, 2016, the Funds held an aggregate amount of $962,361 in secured notes payable and an aggregate outstanding balance of $138,000 on the revolving line of credit.  The Funds earned interest from loans payable for the three and nine months ended September 30, 2017 of $36,149 and $131,038, respectively; and for the three and nine months ended September 30, 2016 of $47,836 and $144,891, respectively. Total accrued interest as of September 30, 2017 and December 31, 2016 was zero and $332,566, respectively.

8.

SUPPLEMENTAL CASH FLOW INFORMATION:

	Nine Months ended September 30,
	2017	2016
Cash paid for interest	$--	$6,723
Cash paid for income taxes	1,931	--

Non-cash investing and financing transactions
Series D Dividend payable in accrued expenses	--	32,234
Conversion of debt to common shares	(2,552,455)	--
Assumption of Revolving line of credit	--	229,980
Conversion of Series D Preferred shares to common shares	118,676	--

9.

SUBSEQUENT EVENTS:

On October 5, 2017, we filed our report on Form 8-K, as amended by our filing made on October 17, 2017 (the “Form 8-K”), to disclose that we entered into an Asset Purchase Agreement on October 2, 2017 with Promet Therapeutics LLC, (“Promet”) and our wholly owned subsidiary, Processa Therapeutics LLC, (“Processa”). We closed on this agreement effective October 4, 2017. Under this agreement, we acquired all of the assets of Promet, in exchange for approximately 222,217,000 shares of the common stock of the Company, which, at the closing, constituted approximately 90% of our issued and outstanding common stock on a fully diluted basis. Also under this agreement John McGrain, our former Chief Executive Officer and Director agreed to indemnify and hold the Company harmless (the McGrain Indemnification) from all liabilities and claims exceeding $25,000 that arose out of the operations of Heatwurx through October 4, 2017.  The amount of the McGrain Indemnification (i) shall not exceed $500,000 in the aggregate, and (ii) will lapse and be no longer effective on the earlier of (a) 180 days following October 4, 2017 or (b) the completion of an underwritten public offering of the securities of the Company.  At the closing, Promet assigned to the Company all of the assets and operations of Promet that will going forward constitute our sole operating business (the Asset Purchase). In furtherance of the transaction requirements agreed upon by the parties, we also converted prior to September 30, 2017 approximately $2.5 million of unpaid debt evidenced by promissory notes in exchange for about 12.954 million shares of common stock and converted 178,924 shares of Series D Preferred Stock into 719,500 shares of common stock. Immediately following the closing on October 4, 2017 there were approximately 246,908,000 shares of common stock issued and outstanding of which the prior Heatwurx Inc. shareholders owned approximately, 24,691,000 shares after giving effect to shares issuances made for Series D Preferred stock and existing debt converted into common stock.

Following close of the Asset Purchase, as of October 4, 2017, John McGrain, our Chief Executive Officer and Director, submitted his resignation as a director and from all other offices of our Company, and Christopher Bragg, our director submitted his resignation as a director and from all other offices of our Company. Effective October 4, 2017 David Young, Patrick Lin and Virgil Thompson were appointed to our Board of Directors and David Young was appointed our Chief Executive Officer and Acting Chief Financial Officer. Justin Yorke continues to serve as director.

As of October 4, 2017 certain entities affiliated with John P. McGrain and Justin Yorke had purchased $1.25 million of our senior convertible notes (“Senior Notes”) in a bridge financing undertaken by us to support the Processa operations. Principal and interest under each Senior Note is due on earlier of (i) the next Private Investment in Public Equity (“PIPE”) financing we undertake, provided that financing yields gross proceeds of at least $4 million (in which event the Senior Notes will automatically convert into securities issued in that financing) or (ii) the one-year anniversary of that Senior Note. The Senior Notes bear interest at 8% per year, and are payable in kind (common stock), computed on a market valuation of $72 million. Holders of Senior Notes (a) may elect to receive 110% of principal plus accrued interest in the event there is a change of control prior to conversion of the Senior Notes, (b) are entitled to full ratchet anti-dilution protection in event of any sale of securities at a net consideration per share that is less than the applicable conversion price per share to the holder, (c) are entitled to certain registration rights for the securities underlying the Senior Notes and (d) have been granted certain preemptive rights pro rata to their respective interests  through December 31, 2018.

Effective October 23, 2017 we changed our name to Processa Pharmaceuticals, Inc. and authorized a one for seven combination, or reverse split, of our shares. We have applied to the Financial Industry Regulatory Authority for implementation of the reverse split in trading markets and are awaiting approval of that request.   As the reverse split has not yet been approved, these financial statements do not reflect any adjustments with respect to this event.

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

Through the nine months ended September 30, 2017 we were an asphalt preservation and repair, equipment company. Our innovative, and eco-friendly hot-in-place recycling process corrects surface distresses within the top three inches of existing pavement by heating the surface material to a temperature between 325° and 375° Fahrenheit with our electrically powered infrared heating equipment, mechanically loosening the heated material with our processor/tiller attachment that is optimized for producing a seamless repair, and mixing in additional recycled asphalt pavement and a binder (asphalt-cement), and then compacting repaired area with a vibrating roller or compactor. We consider our equipment to be eco-friendly as the Heatwurx process reuses and rejuvenates distressed asphalt, uses recycled asphalt pavement for filler material, eliminates travel to and from asphalt batch plants, and extends the life of the roadway.  We believe our equipment, technology and processes provide savings over other processes that can be more labor and equipment intensive.

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

During 2014, we acquired Dr. Pave, LLC a service company offering asphalt repair and restoration utilizing the Heatwurx asphalt repair technology and established a new entity Dr. Pave Worldwide LLC to house our franchise program providing franchisees with the exclusive Heatwurx equipment and processing.  We launched our franchise sales program throughout the U.S. in the third quarter of 2014; however, to date, no franchises have been sold.  The Company decided not to renew its franchise registrations throughout the U.S. due to the extensive costs. In 2015, we offered license agreements that grant licenses of Heatwurx equipment and supplies and the use of the Heatwurx intellectual property within a specified territory.  We have one licensee as of September 30, 2017.

We believe that we are unable to achieve a level of revenues from our Heatwurx operations adequate to support our cost structure. Due to the slow growth in the service sector and the high cost of the franchise registrations, we discontinued the operations of Dr. Pave, LLC and Dr. Pave Worldwide LLC. In addition, we significantly scaled back all other operations to maintain only a minimal level of operations necessary to support our licensee while seeking potential merger candidates. The Company sold its remaining equipment and inventory to the licensee during 2016. Subsequent to the close of the quarter ended September 30, 2017, the Company entered into an asset purchase agreement, refer to Note 9 for further information.

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

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

For the three months ended September 30, 2017, our net loss was approximately $204,000, compared to a net loss of approximately $68,000 including loss from discontinued operations of $42 for the same period of 2016.  Further description of these losses is provided below.

Revenue

The Company recognized no revenue in the three months ended September 30, 2017 and September 30, 2016. The Company does not anticipate any future revenue from equipment sales during 2017.

Cost of goods sold

The Company had no cost of goods sold during the three months ended September 30, 2017 and 2016.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $164,000 for the three months ended September 30, 2017 from approximately $4,000 for the three months ended September 30, 2016. The increase in selling, general and administrative expenses is principally due to the use of consultants for accounting, tax and operational services of approximately $61,000; and an increase in legal and investor relations services of approximately $99,000 related to the transaction with Promet announced during the quarter.

Research and Development

The Company had no research and development costs during the three months ended September 30, 2017; a decrease from approximately $600 for the three months ended September 30, 2016, as a result of a reduction in legal patent costs.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

For the nine months ended September 30, 2017, our net loss was approximately $323,000; compared to a net loss of approximately $245,000 including income from discontinued operations of $1,214 for the same period of 2016.  Further description of these losses is provided below.

Revenue

The Company recognized no revenue in the nine months ended September 30, 2017 and $5,000 for the nine months ended September 30, 2016. The Company anticipates no future revenue from equipment sales during 2017.

Cost of goods sold

The Company had no cost of goods sold during the nine months ended September 30, 2017 and 2016.

Selling, general and administrative

Selling, general and administrative expenses increased to approximately $188,000 for the nine months ended September 30, 2017 from approximately $88,000 for the nine months ended September 30, 2016. The increase in selling, general and administrative expenses is principally due to the use of legal services related to the reverse merger announced during the period of $95,000; an increase from the use of consultants for accounting, tax and operational services of approximately $13,000, offset by a decrease in office expenses of approximately $8,000 which includes commercial insurance, rent and other expenses.

Research and Development

The Company had research and development costs during the nine months ended September 30, 2017 of approximately $200; a decrease from approximately $6,000 for the nine months ended September 30, 2016, which resulted from significant reduction in patent applications being filed thereby reducing legal and filing fees associated therewith.  The Company is only utilizing legal representation to maintain the existing patents.

Liquidity and capital resources

Overview

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception.  As of September 30, 2017, we had an accumulated deficit of approximately $17,036,000.  The Company had total cash on hand of approximately $80,000 as of September 30, 2017.  During the quarter ended the Company worked with existing debt holders to convert the principal of all existing notes payable and related accrued interest into shares of common stock.  In addition, all Series D preferred shares and accrued dividends were converted into shares of common stock.

Operating Activities

During the nine months ended September 30, 2017, the Company used approximately $250,000 in cash compared to cash used of approximately $27,000 for continuing operations and approximately $8,800 for discontinued operations during the nine months ended September 30, 2016.   This increase in cash used for operating activities was due to the Company’s efforts to reduce liabilities and pay down outstanding accounts payable. For the nine months ended September 30, 2017, the Company incurred a net loss from continuing operations of approximately $323,000. It is the Company’s intention to move forward as a public entity and to seek potential merger candidates.

Investing Activities

There were no investing activities during the nine months ended September 30, 2017 compared to proceeds of $17,000 from the sale of assets held for sale during the nine months ended September 30, 2016.

Financing Activities

During the nine months ended September 30, 2017, the Company received $327,000 in cash from financing activities compared to $15,000 during the nine months ended September 30, 2016. This increase in cash received from financing activities was due to the Company receiving financial support from their small group of investors under the senior secured notes.  On September 29, 2017 all then outstanding notes payable in the amount of $1,939,341 and related accrued interest in the amount of $613,114 were converted into 12,953,902 shares of common stock.  In addition, the Company converted 178,924 shares of Series D Preferred Stock and all accrued dividends in the amount of $118,658 into 719,500 shares of common stock.

Cash Requirements

The Company is unable to achieve a level of revenues and cash flow from our Heatwurx operations adequate to support our cost structure. The Company worked with its debt and preferred shareholders to convert all outstanding debt and accrued interest and dividends into shares of common stock. The Company is no longer in default on its notes payable. The Company maintains only a minimal level of operations necessary while seeking potential merger candidates. Subsequent to the close of the quarter ended September 30, 2017, the Company entered into an asset purchase agreement. Refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial statements for further information.

Recent accounting pronouncements

There were no new accounting pronouncements issued during the three and nine months ended September 30, 2017 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.

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

Material Weakness and Related Remediation Initiatives

Our management concluded that as of September 30, 2017, the following material weakness existed: Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Through the efforts of management, external consultants, and our Director, we have developed a specific action plan to remediate the material weaknesses.  Due to the significant reduction in operations, the Company was unable to remediate the material weakness during the nine months ended September 30, 2017.

We have fewer than 300 record holders and, are not a mandatory filer of reports under Section 13 or 15(d) of the Exchange Act.  As a voluntary filer, we may choose to cease filing Exchange Act reports at any time.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the three and nine months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Processa Pharmaceuticals, Inc.

Date: November 20, 2017	By	/s/ David Young
David Young, Chief Executive Officer and Acting Chief Financial Officer