Form 10-K/A
period 2017-12-31
Processa Pharmaceuticals, Inc.
filed 2018-04-17
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Part I

Explanatory Note: The signed Report of Independent Registered Public Accounting Firm was unintentionally omitted in the original 10-K filing. The signed version has been provided in the 10-K/A.

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

Owings Mills, MD

April 16, 2018

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

Dated: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ David Young	Chairman	April 17, 2018
David Young

/s/ Patrick Lin	Director	April 17, 2018
Patrick Lin

/s/ Justin Yorke	Director	April 17, 2018
Justin Yorke

/s/ Virgil Thompson	Director	April 17, 2018
Virgil Thompson

