Form 10-Q
period 2018-03-31
Processa Pharmaceuticals, Inc.
filed 2018-05-21
CIK 1533743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-184948

Processa Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7380 Coca Cola Drive, Suite 106,

Hanover, Maryland 21076

(443) 776-3133

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant has 35,272,626 shares of common stock outstanding as of May 21, 2018.

PROCESSA PHARMACEUTICALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Processa Pharmaceuticals, Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,776,639	$2,847,429
Due from related party	26,684	62,709
Prepaid expenses	40,189	41,446
Total Current Assets	1,843,512	2,951,584
Property And Equipment
Software	19,740	19,740
Equipment	9,327	9,327
Total Cost	29,067	29,067
Less: accumulated depreciation	5,358	3,246
Property and equipment, net	23,709	25,821
Other Assets
Security deposit	5,535	5,535
Intangible asset, net of accumulated amortization	11,013,494	-
Total Other Assets	11,019,029	5,535
Total Assets	$12,886,250	$2,982,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Senior convertible notes, net of debt issuance costs	$2,484,710	$2,448,570
Accrued interest	87,293	35,693
Accounts payable	104,880	50,686
Due to related parties	436	436
Accrued expenses	170,310	64,428
Total Current Liabilities	2,847,629	2,599,813
Non-current Liabilities
Accrued rent liability	6,642	9,963
Deferred tax liability	2,755,613	-
Total Liabilities	5,609,884	2,609,776

COMMITMENTS AND CONTINGENCIES - SEE NOTE

Stockholders’ Equity
Common stock, par value $0.0001, 350,000,000 shares authorized; 35,272,626 issued and outstanding at March 31, 2018 and December 31, 2017	3,527	3,527
Preferred stock, par value $0.0001, 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Additional paid-in capital	12,228,723	4,228,723
Accumulated deficit	(4,955,884)	(3,859,086)
Total Stockholders’ Equity	7,276,366	373,164
Total Liabilities and Stockholders’ Equity	$12,886,250	$2,982,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Expenses
Research and development costs	$807,661	$139,922
General and administrative expenses	483,955	94,018
Total operating expenses	1,291,616	233,940

Operating Loss	(1,291,616)	(233,940)

Other Income (Expense)
Interest expense	(87,740)	-
Interest income	1,024	1,498
Total other income (expense)	(86,716)	1,498

Net Operating Loss Before Income Tax Benefit	(1,378,332)	(232,442)

Income Tax Benefit	281,534	-

Net Loss	$(1,096,798)	$(232,442)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Common Shares Used to Compute Net Loss Applicable to Common Shares - Basic and Diluted	35,272,626	31,745,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	35,272,626	$3,527	-	$-	$4,228,723	$(3,859,086)	$373,164
Recognize the fair value of exclusive license intangible asset acquired from CoNCERT in exchange for 2,090,301 common shares of Processa owned by Promet	-	-	-	-	8,000,000	-	8,000,000
Net Loss for the Three Months Ended March 31, 2018	-	-	-	-	-	(1,096,798)	(1,096,798)
Balance, March 31, 2018	35,272,626	$3,527	-	$-	$12,228,723	$(4,955,884)	$7,276,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,096,798)	$(232,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,112	-
Amortization of intangible asset	25,435	-
Deferred income tax (benefit) expense	(281,534)	-
Amortization of debt issuance costs	36,140	-
Net changes in operating assets and liabilities:
Prepaid expenses	1,257	18,147
Vendor deposit	-	227,657
Accrued interest	51,600	-
Accounts payable	54,194	4,397
Due from related parties	36,025	(95)
Accrued rent liability	-	6,642
Accrued liabilities	102,561	(83,004)
Net cash used in operating activities	(1,069,008)	(58,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(882)
Acquisition of intangible asset	(1,782)	-
Net cash used in investing activities	(1,782)	(882)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,070,790)	(59,580)
CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	2,847,429	1,071,894
END OF PERIOD	$1,776,639	$1,012,314

NON-CASH FINANCING AND INVESTING ACTIVITIES
Recognize exclusive license intangible asset acquired from CoNCERT	$(11,037,147)	$-
Recognize deferred tax liability for basis difference for intangible asset	3,037,147
Recognize additional paid-in capital for consideration paid from the transfer of 2,090,301 common shares of Processa owned by Promet to CoNCERT	8,000,000	-
Cash paid for intangible asset acquired from CoNCERT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Company Overview

Processa Pharmaceuticals, Inc. (the “Company” and formerly known as “Heatwurx” ) and its wholly-owned subsidiary, Processa Therapeutics LLC (“Processa”), a Delaware limited liability company, acquired all the net assets of a private company, including the rights to the CoNCERT Agreement mentioned below, Promet Therapeutics, LLC (“Promet”), a Delaware limited liability company on October 4, 2017 in exchange for 31,745,242 shares (post reverse split) of the common stock of the Company which, at the closing, constituted approximately 90% of the Company’s issued and outstanding common stock on a fully diluted basis. Immediately following the closing, there were 35,272,626 shares (post reverse split) of common stock issued and outstanding. At the closing, Processa was assigned all of the assets and operations of Promet that constituted the operating business of Promet and Promet, which continues as an active company, received the Processa shares mentioned above and agreed to provide the Processa shares needed if the option in the CoNCERT Agreement (see below) was exercised. Upon closing on October 4, 2017, there was a change in control of the Company to Promet. The Company abandoned its prior business plan and adopted Promet’s business plan focused on developing drugs to treat patients that have a high unmet medical need. Subsequent to closing and effective October 10, 2017, the Company changed its trading symbol to “PCSA” on the OTC Pink Marketplace (“OTCQB”). The Company effected a one-for-seven reverse split of its shares in December 2017. As a result, the 2017 consolidated financial statements have been retrospectively adjusted to reflect shares outstanding after the one-for-seven reverse split.

The net asset acquisition transaction was accounted for as a reverse acquisition. Prior to the acquisition, Heatwurx (subsequently renamed Processa Pharmaceuticals, Inc.) had nominal net liabilities and operations. It was considered a non-operating public shell corporation. Therefore, Promet was considered the accounting acquirer (and legal wholly-owned subsidiary of Heatwurx, now called Processa Pharmaceuticals, Inc.) and Heatwurx was considered the accounting acquiree (and legal acquirer). As a result, the consolidated financial statements of the Company reflect the financial condition, results of operations and cash flows of Promet for all periods presented prior to October 4, 2017 and Processa for the periods subsequent to October 4, 2017. The legal capital stock (number and type of equity interests issued) is that of Processa Pharmaceuticals, Inc., the legal parent, in accordance with guidance on reverse acquisitions accounted for as a capital transaction instead of a business combination (See Note 2 – Basis of Presentation and Earnings Per Share and Note 3 – Reverse Acquisition in Item 8 of the Company’s annual Report on Form 10-K filed with the SEC on April 17, 2018).).

All references to the “Company” and Processa Pharmaceuticals, Inc. refer to Heatwurx, Inc., Processa Therapeutics, LLC, and the net assets acquired from Promet Therapeutics, LLC, which were assigned at acquisition to Processa Therapeutics, LLC and Promet’s operations prior to October 4, 2017.

On March 19, 2018, Promet, Processa and CoNCERT Pharmaceuticals Inc. (“CoNCERT”) amended the Option and License Agreement (the “Agreement”) executed in October 2017. The Agreement was assigned to Processa and Processa exercised the exclusive option for the CTP-499 compound. The option was exercised in exchange for CoNCERT receiving (i) $8 million of common stock of Company that was owned by Promet (or 2,090,301 shares representing 6.58% of Promet’s common stock holding or 5.93% of total the Company’s common stock issued and outstanding), and (ii) 15% of any sublicense revenue earned by the Company for a period equivalent to the royalty term (as defined in the Agreement) until the earliest of (a) Processa raising $8 million of gross proceeds; and (b) CoNCERT can sell its shares of Processa common stock without restrictions pursuant to the terms of the amended Agreement. All other terms of the Agreement remain unchanged. As a result, the Company recognized an intangible asset and additional paid-in capital in the amount of $8 million resulting from Promet satisfying Processa’s liability to CoNCERT. There was no change in the total shares issued and outstanding, however, Promet’s controlling interest in Processa was reduced from 90% to 84%.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Description of Business

Processa is an emerging pharmaceutical company focused on the clinical development of drug products that are intended to improve the survival and/or quality of life for patients who have a high unmet medical need or who have no alternative treatment. Within this group of pharmaceutical products, we currently are developing one product for two indications (i.e., the use of a drug to treat a particular disease) and searching for additional products for our portfolio.

Processa’s lead product, PCS-499 (previously known as CTP-499), is an oral tablet that is an analog of an active metabolite of an already approved FDA drug. The advantage of PCS-499 is that it potentially may work in many conditions because it has multiple pharmacological targets that it affects that are important in the treatment of these conditions. Based on its pharmacological activity, Processa has identified other unmet medical need conditions where the use of PCS-499 may result in clinical efficacy. These include Necrobiosis Lipoidica (NL) and Radiation-Induced Fibrosis (RIF) in head and neck cancer patients. Processa has met with the FDA on the NL condition and has developed a strategy for moving the program for NL forward starting with a Phase 2 clinical trial in NL patients in late 2018. Processa will meet with the FDA to further define the program for use of PCS-499 for the RIF condition in the next few months.

Processa is looking to acquire additional drug candidates to help patients who have an unmet medical need. Processa has evaluated over 50 potential assets for acquisition and are continuing to evaluate new assets to acquire.

Our operations are performed in the state of Maryland and are still in the organizational and research and development phase of operations. As a result, we have a limited operating history and only a preliminary business plan from which investors may evaluate our future prospects. We have not had any sources of revenue from inception (August 31, 2015) through March 31, 2018 and have a history of operating losses from operations. Our ability to generate meaningful revenue from any products in the United States depends on obtaining FDA authorization. Even if our products are authorized and approved by the FDA, we must still meet the challenges of successful marketing, distribution and consumer acceptance.

As of March 31, 2018, the Company had an accumulated deficit of approximately $5.0 million incurred since inception and expects to incur substantial operating losses for the foreseeable future. Our current capital is insufficient to fully fund our total business plan and the development of our planned product candidates for a period of one-year from the date these consolidated financial statements are available to be issued. Our ability to achieve revenue-generating operations and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive regulatory approval of our planned product candidates and any stand along development planned product candidates into new or existing drugs which can be successfully commercialized. There can be no assurance that we will ever generate revenues or achieve profitability. These risks and other factors could have a material adverse effect on the Company and raise substantial doubt about our ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 17, 2018. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As a result of the modification of the Option and License Agreement with CoNCERT and the acquisition of an exclusive license intangible asset used in research and development activities described above, the Company adopted a new intangible asset policy and disclosure (See Note 1 – Intangible Assets and Note 2) and recognized a deferred tax liability for the acquired temporary difference between the financial reporting basis and the tax basis of the intangible asset (See Note 5).

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

The Company has relied exclusively on private placements with a small group of accredited investors to finance its business and operations. We do not have any prospective arrangements or credit facilities as a source of future funds. The Company has had no revenue since inception on August 31, 2015. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. As of March 31, 2018, the Company had an accumulated deficit of approximately $5.0 million incurred since inception. For the three months ended March 31, 2018, the Company incurred a net loss from continuing operations of approximately $1.1 million and used approximately $1.1 million in net cash from operating activities from continuing operations. The Company had total cash and cash equivalents of approximately $1.8 million as of March 31, 2018.

No additional sources of capital have been obtained or committed through the date these consolidated financial statements were available to be issued. We expect our operating costs to be substantial as we incur costs related to the clinical trials for our product candidates and that we will operate at a loss for the foreseeable future.

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

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures, including contingent assets and liabilities. Estimates have been prepared on the basis of the most current and best available information. However, actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and money market funds. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Money market funds were $961,193 and $1,300,815 at March 31, 2018 and December 31, 2017, respectively.

Intangible Assets

Intangible assets acquired individually or with a group of other assets from others (other than in a business combination) are recognized at cost, including transaction costs, and allocated to the individual assets acquired based on relative fair values and no goodwill is recognized. Cost is measured based on cash consideration paid. If consideration given is in the form of non-cash assets, liabilities incurred, or equity interests issued, measurement of cost is based on either the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and more reliably measurable. Costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, have indeterminate lives or are inherent in a continuing business are expensed as incurred.

Intangible assets purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized in accordance with ASC Topic 350, Intangibles – Goodwill and Other and those that have no alternative future uses (in research and development projects or otherwise) and therefore no separate economic value are research and development costs expensed as incurred. Amortization of intangibles used in research and development activities is a research and development cost.

Intangibles with a finite useful life are amortized and those with an indefinite useful life are not amortized. The useful life is the best estimate of the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The useful life is based on the duration of the expected use of the asset by the Company and the legal, regulatory or contractual provisions that constrain the useful life and future cash flows of the asset, including regulatory acceptance and approval, obsolescence, demand, competition and other economic factors. If an income approach is used to measure the fair value of an intangible asset, the Company considers the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for Company-specific factors discussed above, to determine the useful life for amortization purposes. If no regulatory, contractual, competitive, economic or other factors limit the useful life of the intangible to the Company, the useful life is considered indefinite.

Intangibles with a finite useful life are amortized on the straight-line method unless the pattern in which the economic benefits of the intangible asset are consumed or used up are reliably determinable. The Company evaluates the remaining useful life of intangible assets each reporting period to determine whether any revision to the remaining useful life is required. If the remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over the revised remaining useful life.

Intangibles with an indefinite useful life are not amortized until its useful life is determined to be no longer indefinite. If the useful life is determined to be finite, the intangible is tested for impairment and the carrying amount is amortized over the remaining useful life in accordance with intangibles subject to amortization. Indefinite-lived intangibles are tested for impairment annually and more frequently if events or circumstances indicate that it is more-likely-than-not that the asset is impaired.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Impairment of Long-Lived Assets and Intangibles Other Than Goodwill

The Company accounts for the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles – Goodwill and Other which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets based on the present value of the expected future cash flows associated with the use of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s evaluation, there was no impairment loss recorded for the three months ended March 31, 2018 and 2017, respectively.

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

Level 3 – Significant unobservable inputs for assets or liabilities that cannot be corroborated by market data. Fair value is determined by the reporting entity’s own assumptions utilizing the best information available and includes situations where there is little market activity for the asset or liability.

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The Company’s policy is to recognize transfers between levels of the fair value hierarchy in the period the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, 2, or 3 during the periods presented.

Net Income (Loss) per Share

The Company computes basic and diluted earnings per share amounts pursuant to ASC 260-10-45. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted for any potentially diluted debt or equity and options. The diluted computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings (loss) during the three months ended March 31, 2018 and 2017.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure through May18, 2018, the date the financial statements were available to be issued, in accordance with ASC 855-10-50. Refer to Note 9 below for further information.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

From May 2014 through March 31, 2018, the FASB issued several ASUs related to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently in the pre-revenue stages of operations; therefore, we do not currently anticipate there would be any change to timing or method of recognizing revenue. As such, the adoption of this standard did not have a material impact on our results of operations, financial condition or cash flows.

In February 2016 through March 31, 2018, the FASB issued several ASUs related to ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. The amendments in Topic 842 are effective for the Company beginning January 1, 2019. The Company’s office lease expires September 30, 2019. Management is currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

Note 2 – Intangible Asset

Intangible assets consist of the capitalized costs of $11,038,929, including transaction costs of $1,782, associated with the exercise of the option to acquire the exclusive license from CoNCERT related to patent rights and know-how to develop and commercialize compounds and products for CTP-499 (also known as the Company’s lead product PCS-499) and each metabolite thereof and the related income tax effects. The capitalized costs include $3,037,147 associated with the initial recognition of an offsetting deferred tax liability related to the acquired temporary difference for an asset purchased that is not a business combination and has a tax basis of $1,782 in accordance with ASC 740-10-25-51 Income Taxes. In accordance with ASC Topic 730, Research and Development, the Company capitalized the costs of acquiring the exclusive license rights to CTP-499 as the exclusive license rights represent intangible assets to be used in research and development activities that have future alternative uses.

The negotiation of the modification to the Agreement was finalized in mid-February 2018 and the legal documents were executed and the option was exercised on March 19, 2018 in exchange for CoNCERT receiving (i) $8 million of common stock of Processa that was owned by Promet (or 2,090,301 shares representing 6.58% of Promet’s common stock holding or 5.93% of total Processa common stock issued and outstanding), and (ii) 15% of any sublicense revenue earned by Processa for a period equivalent to the royalty term (as defined in the Agreement) until the earliest to occur of (a) Processa raising $8 million of gross proceeds; and (b) CoNCERT can sell its shares of Processa common stock without restrictions pursuant to the terms of the amended Agreement. All other terms of the Agreement remained unchanged. The license agreement was assigned to and deemed to have been exercised by the Company. As a result of the transaction, the Company recognized an intangible asset for the fair value of the common stock consideration paid of $8 million with an offsetting amount in additional paid-in capital resulting from Promet satisfying Processa’s liability to CoNCERT.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company estimated the fair value of the common stock issued based on the market approach and CoNCERT’s requirement to receive shares valued at $8 million. The market approach was based on the final negotiated number of shares of stock determined on a volume weighted average price of Processa common stock quoted on the OTCQB (principal market) over a 45 day period preceding the mid-February 2018 finalized negotiation of the modification to the option and license agreement with CoNCERT, an unrelated third party, for the exclusive license rights to CTP-499 However, Processa has less than 300 shareholders, the volume of shares trading for Processa’s common stock is not significant and the OTCQB is not a national exchange, therefore the volume weighted average price quotes for the Processa stock are from markets that are not active and therefore are Level 2 inputs. The total cost recognized for the exclusive license acquired represents the allocated fair value related to the stock transferred to CoNCERT plus the recognition of the deferred tax liability related to the acquired temporary difference and the transaction costs incurred to complete the transaction as discussed above.

Intangible assets consist of the following:

	March 31, 2018	March 31, 2017
Gross intangible assets
Exclusive license rights to CTP-499	$11,038,929	$-
Less: Accumulated amortization	(25,435)	-
Total intangible assets, net	$11,013,494	$-

Amortization expense was $25,435 and $0 for the three months ended March 31, 2018 and 2017, respectively. The weighted average amortization period for the intangible asset is 14 years based on the average remaining patent lives for CTP-499 and the estimated royalty period for a fully paid-up license under the terms of the license agreement. Amortization expense is included within research and development expense in the accompanying consolidated statements of operations. As of March 31, 2018, the estimated future amortization expense each year for the next five years and annual periods thereafter until fully amortized amounts to $788,495 per year.

Note 3 – Senior Convertible Notes

As of October 4, 2017, certain entities affiliated with current shareholders had purchased $1.25 million of our senior secured convertible notes (“Senior Notes”) in a bridge financing undertaken by us to support the Processa operations. On November 21, 2017, additional third party accredited investors contributed $1.33 million in financing proceeds. As of March 31, 2018, $2.58 million of Senior Notes were issued and outstanding.

Principal and interest under each Senior Note is due on the earlier of (i) the mandatory and automatic conversion of the Senior Note into the next Private Investment in Public Equity (“PIPE”) financing we undertake, provided the PIPE financing yields minimum gross proceeds and a pre-money valuation as defined in the financing agreement or (ii) the one-year anniversary of that Senior Note (Maturity Date). The Senior Notes bear interest at 8% per year and are payable in kind (in common stock). At the Maturity Date, the outstanding principal and accrued interest on the Senior Note will be automatically converted into shares of common stock of the Company equal to the lesser of (i) a pre-money valuation or (ii) any adjusted price resulting from the application of down round pricing during the anti-dilution period through December 31, 2018 as defined in the financing agreement. There can be no assurance that we will be successful in achieving the financing levels targeted under the Senior Convertible Notes or the PIPE financing.

Holders of Senior Notes (a) may elect to receive 110% of principal plus accrued interest in the event there is a change of control prior to conversation of the Senior Notes, (b) are entitled to full ratchet anti-dilution protection in event of any sale of securities at a net consideration per share that is less than the applicable conversion price per share to the holder, (c) are entitled to certain registration rights for the securities underlying the Senior Notes and (d) have been granted certain preemptive rights pro rata to their respective interests through December 31, 2018. The Senior Notes can be prepaid by the Company at any time following the date of issuance with seven days prior written notice to the note holder.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company retained Boustead Securities Ltd. (“Boustead”), a registered broker-dealer, as its exclusive financial adviser and has agreed to pay Boustead (i) six percent (6%) of gross proceeds received by the Company and (ii) warrants to purchase securities in the amount of three percent (3%) of the equity issued or issuable in connection with the Senior Notes bridge financing. These warrants will be issued upon achieving certain financing levels under the next PIPE financing we undertake. No additional funds have been raised since the November 21, 2017 financing proceeds. As a result, no warrants are issuable, and none have been issued as of March 31, 2018.

The Company incurred $154,800 in debt issuance costs on the Senior Notes with Boustead, which were reported as a reduction of the carrying amount of the Senior Convertible Notes on the face of the consolidated balance sheets. The debt issuance costs are amortized to interest expense using the interest method over the term of the Senior Convertible Notes. The effective interest rate on the Senior Notes was 7.72%before debt issuance costs since no payments of interest are due until maturity and 13.96%including the debt issuance costs based on the repayment terms of the Senior Notes.

Debt and accrued interest at March 31, 2018 and interest expense for the three months ended March 31, 2018 are as follows:

		Unamortized
	Senior	Debt	Senior
	Convertible	Issuance	Convertible	Accrued	Interest
	Notes	Costs	Notes, Net	Interest	Expense
Balance, December 31, 2017	$2,580,000	$(131,430)	$2,448,570	$35,693	$59,063
Accrued interest	-	-	-	51,600	51,600
Amortize debt issuance costs	-	36,140	36,140	-	36,140
Balance, March 31, 2018	2,580,000	(95,290)	2,484,710	87,293	$87,740
Current portion	(2,580,000)	95,290	(2,484,710)	(87,293)
Long-term portion	$-	$-	$-	$-

Note 4 – Stockholders’ Equity

On March 19, 2018, Promet, Processa and CoNCERT amended the Agreement executed in October 2017. The Agreement was assigned to Processa and Processa exercised the exclusive option for the CTP-499 compound (see Note 1 – Company Overview and Note 2 – Intangible Asset) in exchange for CoNCERT receiving, in part, $8 million of common stock of the Company that was owned directly by Promet (or 2,090,301 shares at $3.83 per share representing 6.58% of Promet’s common stock holding or 5.93% of total the Company’s common stock issued and outstanding) in satisfaction of the obligation due for the exclusive license for CTP-499 acquired by Processa. There was no change in the total shares issued and outstanding of 35,272,626, however, Promet’s controlling interest was reduced from 90% to 84%. Promet contributed the payment of the obligation due for the exclusive license to the Company without consideration paid to them. As a result of the transaction, the Company recognized an exclusive license intangible asset with a fair value of $8 million and an offsetting increase in additional paid-in capital resulting from Promet satisfying Processa’s liability to CoNCERT.

There were no changes in or issuances of preferred stock, stock options or warrants from December 31, 2017.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

As required under ASC 740-270, Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year and applied that rate to its year-to-date consolidated pre-tax ordinary loss before income taxes in determining its benefit for income taxes. The Company recorded a benefit for income taxes of approximately $282,000 and $0 for the three-month period ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, and December 31, 2017, the Company maintained a valuation allowance equal to the full recorded amount of the Company’s net deferred tax assets related to intangible start-up costs since it is more likely than not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

A deferred tax liability was recorded when CoNCERT sold its license and “Know-How” to Processa for stock in an Internal Revenue Code Section 351 transaction on March 19, 2018 (see Note 1 – Company Overview and Note 2 – Intangible Asset). A Section 351 transaction treats the acquisition of the license and Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between the financial reporting basis of approximately $11,038,929 and the tax basis of approximately $1,782. The deferred tax liability may be offset by the deferred tax assets resulting from 2017 and 2018 taxable net operating losses. Thus, a partial release of valuation allowance occurred in Q1 2018 as it relates to the NOL. There remains a valuation allowance on intangible start-up costs. Under ACS 740-270 Income Taxes – Interim Reporting, the Company is required to project its 2018 federal and state effective income tax rate and apply it to the March 31, 2018 operating loss before income taxes. Based on the projection, the Company expects to recognize the tax benefit from the 2017 net operating loss carryover and the projected 2018 taxable loss, which resulted in the recognition of a deferred tax benefit shown in the consolidated statements of operations for 2018.

As discussed in Note 2 – Income Taxes in the consolidated financial statements included in Item 8 of the 2017 Form 10-K filed with the SEC on April 17, 2018, the historical information presented in the consolidated financial statements prior to October 4, 2017 is that of Promet in accordance with Accounting Standards Codification (“ASC”) 805-40-45, Business Combinations – Reverse Acquisitions. Prior to the closing of the asset purchase transaction on October 4, 2017, Promet was treated as a partnership for federal income tax purposes and thus was not subject to income tax at the entity level. Therefore, no provision or liability for income taxes has been included in these consolidated financial statements through the date of the asset purchase on October 4, 2017.

The Company expects to be in an overall taxable loss position for 2018. However, the Company expects to recognize a deferred tax benefit in 2018 to the extent the 2017 net operating loss carryover and the 2018 net operating losses can be used to offset the deferred tax liability related to the intangible asset. No current income tax expense is expected for the foreseeable future as the Company expects to generate taxable net operating losses.

Note 6 – Net Loss per Share of Common Stock

The Company has preferred stock authorized but no preferred stock issued and outstanding at March 31, 2018 and 2017. There were no outstanding options or warrants issued at March 31, 2018 and 2017.

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

The weighted-average shares of common stock used in calculating basic and diluted loss per share for the 2018 calculation uses the total shares issued and outstanding of 35,272,626. There has been no change in total shares issued and outstanding since December 31, 2017. The weighted-average shares of common stock used in calculating basic and diluted loss per share for the 2017 calculation uses the 31,745,242 shares issued to Promet in the asset purchase transaction for the period from January 1, 2017 through the acquisition date of October 4, 2017 in accordance with ASC 805-40-45, Business Combinations – Reverse Acquisitions. All shares were restated for the one-for-seven reverse split.

The calculation of the numerator and denominator for basic and diluted net loss per common share is shown in the following table.

	For the three months ended
	March 31,
	2018	2017

Net loss from continuing operations applicable to common stockholders - basic and diluted	$(1,096,798)	$(232,442)

Total common shares issued and outstanding	35,272,626	31,745,242

Weighted average shares outstanding used in calculating net loss per common share - basic and diluted	35,272,626	31,745,242

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Note 7 – Related Party Transactions

A shareholder, Corlyst, LLC, reimburses the Company for shared costs related to payroll, health care insurance and rent based on actual costs incurred and recognized as a reduction of the general and administrative operating expenses being reimbursed in the Company’s consolidated statements of operations. The reimbursed amounts totaled $26,684 and $29,430 for the three months ended March 31, 2018 and 2017, respectively. The receivable balances due from Corlyst at March 31, 2018 and December 31, 2017 were $26,684 and $62,709, respectively.

During 2016 and 2017, Corlyst paid certain operating expenses on behalf of the Company and the Company reimbursed Corlyst based on actual costs incurred at later dates. The accounts payable amounts due to Corlyst at March 31, 2018 and December 31, 2017 were $336 and $336, respectively. In addition, there was $100 due to an officer included in due to related parties as of March 31, 2018 and December 31, 2017.

A director of the Company is the manager of the JMW Fund, LLC, the San Gabriel Fund, LLC, and the Richland Fund, LLC, collectively known as the “Funds”. In addition, the Funds own $1 million in Senior Convertible Notes at March 31, 2018 and December 31, 2017.

Entities affiliated with the Chairman of the Board of Directors, Chief Executive Officer and Interim Chief Financial Officer of the Company own $250,000 in Senior Convertible Notes at March 31, 2018 and December 31, 2017.

Note 8 – Commitments and Contingencies

Purchase Obligations

The Company enters into contracts in the normal course of business with contract research organizations and subcontractors to further develop its products. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for products or services that it received as of the effective date of the termination and any applicable cancellation fees. The Company had purchase obligations of approximately $1,006,000 and $896,000 at March 31, 2018 and December 31, 2017, respectively.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Cybersecurity Fraud

In January 2018, the Company incurred a loss of $144,200 due to fraud from a cybersecurity breach. As a result, we have implemented certain review and approval procedures internally and with our banks; our technology consultants have implemented system changes; and, we reported the fraud to our banks and the Federal Bureau of Investigation Cyber Crimes Unit. The Company does not have insurance coverage against the type of fraud that occurred, therefore, recovery of the loss is remote. While we are taking steps to prevent such an event from reoccurring, we cannot provide assurance that similar issues will not reoccur. Failure of our control systems to prevent or detect and correct errors or fraud could have a material and adverse effect on our financial condition. The loss is included in general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2018.

Note 9 – Subsequent Events

On May 15, 2018 Processa Pharmaceuticals (the “Company”) entered into Subscription and Purchase Agreements (the “Purchase Agreements”) with certain accredited investors and conducted a closing pursuant to which the Company sold 1,112,656 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.27 per share. In addition, each investor received a warrant to purchase one share of Common Stock for each Common Stock purchased by such investor at an exercise price equal to $2.724, subject to adjustment thereunder. The closing is the initial closing (the “Initial Closing”) of the Company’s previously announced private placement (the “Private Placement”) of up to $8 million of Common Stock (the Maximum Offering Amount”).

The Company received total gross proceeds of approximately $2.5 million from the Initial Closing, prior to deducting placement agent fees and estimated expenses payable by the Company associated with the Initial Closing. The Company currently intends to use the proceeds of the Private Placement to fund research and development of its lead product candidate, PCS-499, including clinical trial activities, and for general corporate purposes. Pursuant to the Purchase Agreements, the Company may periodically conduct additional closings until the earlier of June 29, 2018 or the Company has sold the Maximum Offering Amount.

The Securities were sold in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Rule 506 of Regulation D promulgated thereunder.

Boustead Securities acted as placement agent The placement agent received approximately $128,056 in connection with the Initial Closing and a Placement Agent Warrant to purchase up to 33,380 shares of Common Stock at an exercise price equal to $2.724.

Anti-Dilution Protection

The Common Stock, but not the Warrants, will have full ratchet anti-dilution protection rather than weighted-average anti-dilution protection. Except as provided, until the Company has issued equity securities or securities convertible into equity securities for a total of an additional $20.0 million in cash or assets, including the proceeds from the exercise of the Warrants issued in the Offering, in the event the Company issues additional equity securities or securities convertible into equity securities at a purchase price less than $2.27 per share of Common Stock, the Purchase Price shall be adjusted and new shares of Common Stock issued as if the Purchase Price was such lower amount (or, if such additional securities are issued without consideration, to a price equal to $0.01 per share).

The following issuances shall not trigger anti-dilution adjustment: (i) shares of Common Stock issued in the Private Placement and securities issuable upon exercise of the Warrants; (ii) securities issued upon the conversion of any outstanding debenture, warrant, option, or other convertible security; (iii) Common Stock issuable upon a stock split, stock dividend, or any subdivision of shares of Common Stock, provided that such securities have not been amended since the date of the Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversation price of such securities (other than in connection with stock splits or combinations) or to extend the term of such securities; (iv) shares of Common Stock (or options to purchase such shares of Common Stock) issued or issuable to employees or directors of, or consultants to, the Company pursuant to any plan approved by the Company’s Board of Directors and (v) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that such issuance shall only be to a person (or to the equity holders of a person) which is, itself or through its subsidiaries, believed by the Company to be an operating company or an owner of an asset in a business synergistic with the business of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report on Form 10-Q. These statements may be found under the section of this report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report on Form 10-Q generally. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited operating history, limited cash and history of losses;

●	our ability to achieve profitability;

●	our ability to secure required FDA or other governmental approvals for our product candidates and the breadth of the indication sought;

●	the impact of competitive or alternative products, technologies and pricing;

●	whether we are successful in developing and commercializing our technology, including through licensing;

●	the adequacy of protections afforded to us and/or our licensor by the anticipated patents that we own or license and the cost to us of maintaining, enforcing and defending those patents;

●	our and our licensor’s ability to protect non-patented intellectual property rights;

●	our exposure to and ability to defend third-party claims and challenges to our and our licensor’s anticipated patents and other intellectual property rights;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	our ability to continue as a going concern; and

●	other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC (as amended) on April 17, 2018.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements included in this report on Form 10-Q or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. Actual future results may vary materially as a result of various factors, including, without limitation, the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC (as amended) on April 17, 2018. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report on Form 10-Q will in fact occur. You should not place undue reliance on these forward-looking statements.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

In this Form 10-Q, “we,” “us” and “our” refer to Processa Pharmaceuticals, Inc. and its subsidiary.

Overview

Processa is an emerging pharmaceutical company focused on the clinical development of drug products that are intended to improve the survival and/or quality of life for patients who have a high unmet medical need. Within this group of pharmaceutical products, we currently are developing one product for two indications (i.e., the use of a drug to treat a particular disease) and searching for additional products for our portfolio. We have evaluated over 50 potential new assets and are continuing to evaluate potential new assets to acquire.

On March 19, 2018, Promet, Processa and CoNCERT Pharmaceuticals Inc. (“CoNCERT”) amended the Option and License Agreement (the “Agreement”) executed in October 2017. The Agreement was assigned to Processa and Processa exercised the exclusive option for the CTP-499 compound. The option was exercised in exchange for CoNCERT receiving (i) $8 million of common stock of Company that was owned by Promet (or 2,090,301 shares representing 6.58% of Promet’s common stock holding or 5.93% of total the Company’s common stock issued and outstanding), and (ii) 15% of any sublicense revenue earned by the Company for a period equivalent to the royalty term (as defined in the Agreement) until the earliest of (a) Processa raising $8 million of gross proceeds; and (b) CoNCERT can sell its shares of Processa common stock without restrictions pursuant to the terms of the amended Agreement. All other terms of the Agreement remain unchanged. As a result, the Company recognized an intangible asset and additional paid-in capital in the amount of $8 million resulting from Promet satisfying Processa’s liability to CoNCERT. There was no change in the total shares issued and outstanding, however, Promet’s controlling interest in Processa was reduced from 90% to 84%.

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

The Company has relied exclusively on private placements with a small group of accredited investors to finance its business and operations. We do not have any credit facilities as a source of future funds. The Company has had no revenue since inception on August 31, 2015. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. As of March 31, 2018, the Company had an accumulated deficit of approximately $5.0 million incurred since inception. For the three months ended March 31, 2018, the Company incurred a net loss from continuing operations of approximately $1.1 million and used approximately $1.1 million in net cash from operating activities from continuing operations. The Company had total cash and cash equivalents of approximately $1.8 million as of March 31, 2018. We have not raised any additional financing proceeds through the date the consolidated financial statements were available to be issued. We expect our operating costs to be substantial as we incur costs related to the clinical trials for our product candidates and that we will operate at a loss for the foreseeable future.

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

As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are available to be issued. The consolidated financial statements included in Item 1 of Form 10-Q do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern based on the outcome of these uncertainties described above.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as otherwise disclosed related to the acquisition of the intangible asset and recognition of the deferred tax liability for the acquired temporary difference between the financial reporting basis and the tax basis of the intangible asset, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months ended March 31, 2018 compared to those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed with the SEC on April 17, 2018.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes our net loss during the periods indicated:

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	Percent
Operating Expenses
Research and development costs	$807,661	$139,922	$667,739	477.2%
General and administrative expenses	483,955	94,018	389,937	414.7%
Total operating expenses	1,291,616	233,940	1,057,676	452.1%
Other Income (Expense)
Interest Expense	(87,740)	-	(87,740)
Interest Income	1,024	1,498	(474)
Total other income (expense)	(86,716)	1,498	(88,214)
Net Operating Loss Before Income Tax Benefit	1,378,332	232,442	1,145,890	493.0%
Income Tax Benefit	(281,534)	-	(281,534)
Net Loss	$1,096,798	$232,442	$864,356	371.9%

Revenues. Processa had no revenues during the three months ended March 31, 2018 and 2017, respectively. The Company has had no revenue since inception on August 31, 2015. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects.

Operating Expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Research and development expenses primarily consist of (i) licensing of compounds for product testing and development, (ii) program and testing related expenses, (iii) amortization of the exclusive license intangible asset used in research and development activities, and (iv) internal research and development staff related payroll, taxes and employee benefits, external consulting and professional fees related to the product testing and development activities of the Company. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and expensed when the research and development activities are performed. Research and development expenses were approximately $808,000 and $140,000 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of approximately $668,000 or 477.2%.

The increase in research and development expenses relate primarily to the substantial completion of the licensing, program and testing costs incurred under the Drexel agreement in 2016 and no replacement compound available for testing until the CoNCERT Pharmaceuticals, Inc. license and option agreement for the replacement compound CTP-499 was executed in October 2017. As a result, research and development expenses for licensing, program and testing costs were approximately $604,000 higher in 2018 compared to 2017. These costs were primarily related to the need to establish a new site to manufacture the tablets of CTP-499 since the original CoNCERT tablet manufacturing site could no longer be used. Once a vendor was chosen, the CoNCERT Option and License agreement allowed Processa to begin the transfer and development of the manufacturing and analytical processes. This manufacturing development and initial testing was required to ensure that the consistency of the product was maintained and similar to the CTP-499 tablets manufactured by CoNCERT. Processa moved forward with the manufacturing site change during the option period at risk believing that it would have the ability to exercise the option at some point in time, which Processa exercised in March 2018. As a result of exercising the option, the Company recognized approximately $25,000 of amortization expense on the intangible asset in 2018 with no similar cost in 2017.

In addition, research and development staff related payroll, taxes and employee benefits increased approximately $45,000 in 2018 compared to 2017 related to an increase in full-time equivalent staff and related costs. Professional fees increased slightly in support of the increased licensing, program and testing activities.

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and Contact Research Organizations (CROs) that conduct and manage clinical trials on our behalf.

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

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2018 increased approximately $390,000, or 414.7% to approximately $484,000 compared to approximately $94,000 for the three months ended March 31, 2017. The increase in general and administrative expenses relate primarily to professional fees for legal, accounting, advisory and consulting costs of approximately $191,000 related to Company operations and costs of being a public company; a cybersecurity fraud loss of approximately $144,000 for which the Company does not have insurance coverage; increased internal general and administrative staff related payroll, taxes and employee benefits of approximately $40,000 due to an increase in full-time equivalent staff and related costs to support the growth in Company operations and public company reporting requirements. Cost reimbursements (payroll, health care and office rent) by Corlyst were comparable for the three months ended March 31, 2018 and 2017. Changes in other general and administrative expenses were not material and accounted for the balance of the increase in general and administrative expenses for the comparable periods.

We expect the general and administrative expenses and consulting costs to increase as we add staff to support the growing research and development activities of the Company and the administration required to operate as a public company. As a result of the cybersecurity breach, we implemented certain review and approval procedures internally and with our banks; our technology consultants have implemented system changes; and, we reported the fraud to our banks and the Federal Bureau of Investigation Cyber Crimes Unit. While we are taking steps to prevent such an event from reoccurring, we cannot provide assurance that similar issues will not reoccur. Failure of our control systems to prevent or detect and correct errors or fraud could have a material and adverse effect on our financial condition.

Other Income (Expense).

Interest Expense. Interest expense was approximately $88,000 and $0 for the three months ended March 31, 2018 and 2017, respectively. Interest expense represents accrued interest of approximately $52,000 and the amortization of debt issuance costs of approximately $36,000 on the $2.58 million issuance of 8% Senior Convertible Notes issued on October 4, 2017 ($1,250,000) and November 21, 2017 ($1,330,000). The interest accrues monthly at 8% annually on the principal balance outstanding and is payable in kind through the issuance of common stock of the Company at maturity, which is not later than one-year from the date of issuance of the Senior Convertible Notes. The debt issuance costs are amortized over a one-year period on the effective interest method. The principal balance of the Senior Convertible Notes is also automatically and mandatorily convertible into the common stock of the Company at maturity, except for a change in control event or default. There was no debt in 2017.

Interest Income. Interest income was approximately $1,000 and $1,500 for the three months ended March 31, 2018 and 2017, respectively. Interest income represents interest earned on money market funds and certificates of deposit which matured in 2017.

Income Tax Benefit. An income tax benefit of approximately $282,000 and $0 was recognized for the three months ended March 31, 2018 and 2017, respectively. A deferred tax liability was recorded when CoNCERT sold its license and “Know-How” to Processa for stock in an Internal Revenue Code Section 351 transaction on March 19, 2018. A Section 351 transaction treats the acquisition of the Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of approximately $3,037,000 for the acquired temporary difference between the financial reporting basis of approximately $11,039,000 and the tax basis of approximately $2,000. The deferred tax liability may be offset by the deferred tax assets resulting from 2017 and 2018 taxable net operating losses. Under ACS 740-270 Income Taxes – Interim Reporting, the Company is required to project its 2018 federal and state effective income tax rate and apply it to the March 31, 2018 operating loss before income taxes. Based on the projection, the Company expects to recognize the tax benefit from the 2017 taxable net operating loss carryover and the projected 2018 loss, which resulted in the recognition of a deferred tax benefit shown in the consolidated statements of operations for 2018.

Prior to the asset purchase transaction on October 4, 2017, Promet was treated as a partnership for federal income tax purposes and thus was not subject to income taxes at the entity level. Therefore, no provision/benefit or liability for income taxes was included in the consolidated financial statements through October 4, 2017.

Financial Condition

Total assets increased by approximately $9.9 million to $12.9 million at March 31, 2018 compared to $3.0 million at December 31, 2017. This increase is primarily attributable to the acquisition of the exclusive license intangible asset from CoNCERT Pharmaceuticals, Inc. for the CTP-499 compound (also known as the Company’s lead product PCS-499) in exchange for CoNCERT receiving $8 million of Processa common stock that was owned by Promet (or 2,090,301 shares), recognition of the approximately $3.0 million deferred tax liability related to the acquired temporary difference for the intangible asset between book and tax basis and transaction costs . The intangible asset is used in research and development activities and has alternative future uses (in research and development projects or otherwise). As a result, the acquisition cost of approximately $11 million are capitalized and amortized over the intangible asset’s useful life in accordance with Topic 350, Intangibles – Goodwill and Other. The increase is partially offset by (i) the decrease in cash and cash equivalents of approximately $1.1 million used primarily to fund the loss from operations of approximately $1.4 million and (ii) the decrease in amounts due from Corlyst, a related party, of approximately $36,000.

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

Liabilities increased approximately $3.0 million at March 31, 2018 compared to December 31, 2017 related primarily to (i) the recognition of approximately $3.04 million for the deferred tax liability related to the acquired temporary difference for the intangible asset, partially offset by the recognition of approximately $282,000 of income tax benefit related to the release of the benefit from net operating losses and the amortization of the intangible asset; (ii) the increase in accrued interest of approximately $52,000 on the Senior Convertible Notes that is not due until maturity in October and November 2018, but will be paid through issuance of a variable number of common shares based on a valuation of the stock at that date; (iii) the decrease in unamortized debt issuance costs of approximately $36,000 on the Senior Convertible Notes; and (iii) an increase in accounts payable of approximately $54,000 and accrued expenses of approximately $106,000 related primarily to purchase obligations due to contract research organizations and professional fees related to being a public company and Processa filing its initial Form 10-K with the SEC.

The changes in stockholders’ equity consist of the $1.1 million net loss for the three months ended March 31, 2018 in accumulated deficit and the fair value of the Promet common stock of $8 million or 2,090,301 shares exchanged with CoNCERT to acquire the exclusive license intangible asset recognized as an increase in additional paid-in capital.

Liquidity and Capital Resources

To date, we have funded our business and operations primarily through the private placement of equity securities and senior secured convertible notes. At March 31, 2018, we had $1.8 million in cash and cash equivalents compared to $2.9 million in cash and cash equivalents as of December 31, 2017 to be used to fund on-going operations. We do not believe we have sufficient cash resources to fund all necessary activities for the completion of the Phase 1 study for PCS-499 and the on-going general and administrative costs of the Company for a period of one year or more from the date the consolidated financial statements were available to be issued. We do not have any credit facilities as a source of future funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that this Form 10-Q is available to be issued.

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

We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for one year from the date the financial statements are available to be issued. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

●	the timing and extent of spending on our research and development efforts, including with respect to PCS-499 and our other product candidates;

●	our ability to enter into and maintain collaboration, licensing and other arrangements and the terms and timing of such arrangements;

●	the timing of the NDA submission and marketing approval for PCS-499, if any;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the receipt of any collaboration or milestone payments;

●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

●	the emergence of competing technologies or other adverse market developments;

●	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

●	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

●	the potential acquisition and in-licensing of other technologies, products or assets.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	For the Three Months Ended
	March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(1,069,008)	$(58,698)
Investing activities	(1,782)	(882)
Financing activities	-	-
Net increase in cash and cash equivalents	$(1,070,790)	$(59,580)

Net cash used in operating activities

Net cash used in operating activities was approximately $1.1 million and $59 thousand for the three months ended March 31, 2018 and 2017, respectively. The increase in cash used in operating activities in 2018 compared to 2017 is primarily related to the increased spending on research and development activities for PCS-499 licensing, program and testing costs, including internal staff costs and increased general and administrative costs related to internal staff growth, professional fees for legal, accounting, advisory and consulting costs for operations and the costs of being a public company. In addition, we incurred a cybersecurity fraud loss of approximately $144,000 in January 2018 which is recognized in general and administrative expenses.

Research and development contract and licensing costs incurred under the Drexel agreement was substantially completed in 2016 and the contract was officially terminated in June 2017. However, the CoNCERT Pharmaceuticals, Inc. license and option agreement for the replacement compound CTP-499 (also known as the Company’s lead product PCS-499) was not executed until October 2017. As a result, research and development costs for program costs, testing and licensing was significantly lower in 2017 compared to 2018.

See the consolidated statements of cash flows in this report on Form 10-Q for the non-cash financing and investing activities related to the acquisition of the intangible asset from CoNCERT in 2018.

We anticipate our research and development efforts and on-going general and administrative costs will generate negative cash flows from operating activities for the foreseeable future. As the Company is still in the process of developing its products, we do not currently sell or distribute pharmaceutical products. We do not currently have sales or marketing capabilities.

Net cash used in investing activities

Net cash used in investing activities was insignificant for the three months ended March 31, 2018 and 2017. The costs incurred related to the transaction costs incurred to acquire the exclusive license intangible asset in 2018 (see Note 2 to the consolidated financial statements included in this Form 10-Q) and the purchase of property and equipment in 2017.

Net cash provided by (used in) financing activities

There were no financing activities for the three months ended March 31, 2018 and 2017. We expect that we will continue to seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations to fund future operations. However, no assurance can be given that we will be successful in raising adequate funds needed. Absent additional financing, substantial doubt exists about the Company’s ability to continue as a going concern as noted under Going Concern above.

Off Balance Sheet Arrangements

At March 31, 2018 and 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the three months ended March 31, 2018 our contractual obligations increased to $1,006,000. See Note 8 included in the consolidated financial statements in this Form 10-Q. There were no other significant changes in the other components of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2017 filed with the SEC on April, 17, 2018.

Recently Issued Accounting Pronouncements

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

From May 2014 through March 31, 2018, the FASB issued several ASUs related to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently in the pre-revenue stages of operations; therefore, we do not currently anticipate there would be any change to timing or method of recognizing revenue. As such, the adoption of this new standard did not have a material impact on our results of operations, financial condition or cash flows.

In February 2016 through March 31, 2018, the FASB issued several ASUs related to ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. The amendments in Topic 842 are effective for the Company beginning January 1, 2019. The Company’s office lease expires September 30, 2019. Management is currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

We have fewer than 300 stockholders on record and are not a mandatory filer of reports under Section 13 or 15(d) of the Exchange Act. As a voluntary filer, we may choose to cease filing Exchange Act reports at any time.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2018, due to the material weaknesses in internal control over financial reporting that is described below. Notwithstanding the material weaknesses, management has concluded that the Company’s unaudited consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.

Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2017, (i) due to budget constraints and limited financial resources, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting and disclosure controls and (ii) we incurred a loss of approximately $144,000 due to fraud from a cybersecurity breach. These control deficiencies did not result in a misstatement to our consolidated financial statements. However, these control deficiencies could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation Plan and Activities

As we disclosed in our Item 9A of our Form 10-K for the year ended December 31, 2017, we developed remediation plans for the material weaknesses related to the inadequate number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting and disclosure controls and the fraud from a cybersecurity breach. Due to the limited number of employees and limited financial resources to hire required accounting and finance staff to implement more complete and effective financial reporting and disclosure controls, the Company was unable to remediate the related material weakness through the date this report on Form 10-Q was available to be issued. However, management and external consultants, with participation and input from the board of directors, continue to monitor and provide oversight in the areas where material misstatements may occur to enable management to provide reasonable assurance that the Company’s unaudited consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

As we disclosed in our Item 9A of our Form 10-K for the year ended December 31, 2017, management and external consultants, with participation and input from the board of directors, commenced measures to remediate the material weakness related to the fraud from the cybersecurity breach during the three months ended March 31, 2018. These measures included the implementation of certain review and approval procedures internally and with our banks and, IT system changes to enhance system access controls and limit the ability of hackers to gain access to internal systems to provide preventative and detective measures to safeguard Company assets.

We are committed to maintaining a strong internal control environment with our limited financial resources and we will continue to address internal and disclosure control weaknesses, in a cost-effective manner, as necessary, to improve the effectiveness of our internal and disclosure controls. The remediation plans developed that we have implemented and plan to implement are subject to ongoing senior management review, as well as board of directors’ oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness in a cost-effective manner.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, we began to make changes in our internal control over financial reporting as noted above. Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC (as amended) on April 17, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sale of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

SEC Ref. No.	Title of Document
10.1	Boustead Engagement Letter
10.2	Form of Purchase Agreement
10.3	Form of Warrant
31.1	Rule 153-14(a) Certification by Principal Executive Officer
32.1	Section 1350 Certification of Principal Executive Officer
99.1	XBRL Files

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

Dated: May 21, 2018

EXHIBITS

30