Form 10-Q
period 2018-06-30
Processa Pharmaceuticals, Inc.
filed 2018-08-14
CIK 1533743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-184948

Processa Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7380 Coca Cola Drive, Suite 106,

Hanover, Maryland 21076

(443) 776-3133

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES [  ] NO [X]

The registrant has 38,674,265 shares of common stock outstanding as of August 2, 2018.

PROCESSA PHARMACEUTICALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,850,453	$2,847,429
Certificates of deposit	496,201	-
Due from related party	56,512	62,709
Prepaid expenses and other	83,513	41,446
Notes receivable	107,490	-
Total Current Assets	3,594,169	2,951,584
Property And Equipment
Software	19,740	19,740
Equipment	9,327	9,327
Total Cost	29,067	29,067
Less: accumulated depreciation	7,469	3,246
Property and equipment, net	21,598	25,821
Other Assets
Security deposit	5,535	5,535
Intangible asset, net of accumulated amortization	10,816,370	-
Total Other Assets	10,821,905	5,535
Total Assets	$14,437,672	$2,982,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Senior convertible notes, net of debt issuance costs	$224,063	$2,448,570
Accrued interest	11,143	35,693
Accounts payable	251,399	50,686
Due to related parties	1,116	436
Accrued expenses	161,913	64,428
Total Current Liabilities	649,634	2,599,813
Non-current Liabilities
Accrued rent liability	3,321	9,963
Deferred tax liability	2,477,830	-
Total Liabilities	3,130,785	2,609,776

COMMITMENTS AND CONTINGENCIES - SEE NOTE

Stockholders’ Equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $0.0001, 350,000,000 shares authorized; 38,674,265 issued and outstanding at June 30, 2018 and 35,272,626 issued and outstanding at December 31, 2017	3,867	3,527
Additional paid-in capital	19,264,976	4,228,723
Subscription receivable	(1,800,000)	-
Accumulated deficit	(6,161,956)	(3,859,086)
Total Stockholders’ Equity	11,306,887	373,164
Total Liabilities and Stockholders’ Equity	$14,437,672	$2,982,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Expenses:
Research and development costs	$1,077,643	$160,867	$1,865,921	$311,164
General and administrative expenses	350,581	119,467	853,918	$192,759
Total operating expenses	1,428,224	280,334	2,719,839	503,923

Operating Loss	(1,428,224)	(280,334)	(2,719,839)	(503,923)

Other Income (Expense):
Interest expense	(58,314)	-	(146,054)	-
Interest income	2,681	1,889	3,706	3,387
Total other income (expense)	(55,633)	1,889	(142,348)	3,387

Net Loss Before Income Tax Benefit	(1,483,857)	(278,445)	(2,862,187)	(500,536)

Income tax benefit	277,783	-	559,317	-

Net Loss	$(1,206,074)	$(278,445)	$(2,302,870)	$(500,536)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.02)

Weighted Average Common Shares Used to Compute Net Loss Applicable to Common Shares - Basic and Diluted	36,623,697	31,745,242	35,951,894	31,745,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2017	35,272,626	$3,527	-	$-	$4,228,723	$-	$(3,859,086)	$373,164
Recognize the fair value of exclusive license intangible asset acquired from CoNCERT in exchange for 2,090,301 common shares of Processa owned by Promet	-	-	-	-	8,000,000	-	-	8,000,000
Conversion of Senior convertible notes for common stock and stock purchase warrants, net of costs of $4,742	1,206,245	121	-	-	2,390,248	-	-	2,390,369
Issuance of common stock units for cash, net of costs of $219,954	1,402,442	140	-		2,963,423	-	-	2,963,563
Issuance of common stock units for a future research funding commitment, net of costs of $117,339	792,952	79	-	-	1,682,582	(1,800,000)	-	(117,339)
Net Loss for the Six Months Ended June 30, 2018	-	-	-	-	-	-	(2,302,870)	(2,302,870)
Balance, June 30, 2018	38,674,265	$3,867	-	$-	$19,264,976	$(1,800,000)	$(6,161,956)	$11,306,887

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,302,870)	$(510,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,223	933
Amortization of intangible asset	222,559	-
Deferred income tax (benefit) expense	(559,317)	-
Amortization of debt issuance costs	61,132	-
Accrued interest on investments	(201)	(471)
Net changes in operating assets and liabilities:

Prepaid expenses and other	(42,067)	(511)
Vendor deposit	-	227,657
Accrued interest	84,922	-
Accounts payable	200,713	1,225
Due from related parties	6,877	(7,817)
Accrued rent liability	-	9,963
Accrued liabilities	90,843	(76,019)
Net cash used in operating activities	(2,233,186)	(355,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (purchase of) certificates of deposit	(496,000)	-
Purchase of property and equipment	-	(882)
Acquisition of intangible asset	(1,782)	-
Net cash used in investing activities	(497,782)	(882)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common stock	2,856,073	-
Transaction costs incurred on Senior Convertible Notes	(4,742)
Payment of placement agent and legal fees associated with clinical funding commitment	(117,339)
Net cash provided by financing activities	2,733,992	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	3,024	(356,810)
CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	2,847,429	1,071,894
END OF PERIOD	$2,850,453	$715,084

NON-CASH FINANCING AND INVESTING ACTIVITIES
Recognize exclusive license intangible asset acquired from CoNCERT	$(11,037,147)	$-
Recognize deferred tax liability for basis difference for intangible asset	3,037,147
Recognize additional paid-in capital for consideration paid from the transfer of 2,090,301 common shares of Processa owned by Promet to CoNCERT	8,000,000	-
Cash paid for intangible asset acquired from CoNCERT	$-	$-
Conversion of $2,350,000 of Senior Convertible Debt and related accrued interest into 1,206,245 shares of common stock and warrants	$2,395,111	$-
Common stock and stock purchase warrants issued in connection with a clinical trial funding commitment	$1,800,000	$-
Note receivable related to the sale of common stock and stock purchase warrants	$107,490	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Company Overview

Processa Pharmaceuticals, Inc. (the “Company” and formerly known as “Heatwurx” ) and its wholly-owned subsidiary, Processa Therapeutics LLC (“Processa”), a Delaware limited liability company, acquired all the net assets of a private company, including the rights to the CoNCERT Agreement mentioned below, Promet Therapeutics, LLC (“Promet”), a Delaware limited liability company on October 4, 2017 in exchange for 31,745,242 shares of the common stock of the Company which, at the closing, constituted approximately 90% of the Company’s issued and outstanding common stock on a fully diluted basis. Immediately following the closing, there were 35,272,626 shares of common stock issued and outstanding. At the closing, Processa was assigned all of the assets and operations of Promet that constituted the operating business of Promet, while Promet, which continues as an active company, received the Processa shares mentioned above and agreed to provide the Processa shares needed if the option in the CoNCERT Agreement (see below) was exercised. Upon closing on October 4, 2017, there was a change in control of the Company to Promet. The Company abandoned its prior business plan and adopted Promet’s business plan focused on developing drugs to treat patients that have a high unmet medical need. Subsequent to closing and effective October 10, 2017, the Company changed its trading symbol to “PCSA” on the OTC Pink Marketplace (“OTCQB”). The Company effected a one-for-seven reverse split of its shares in December 2017. As a result, the 2017 condensed consolidated financial statements have been retrospectively adjusted to reflect shares outstanding after the one-for-seven reverse split.

The net asset acquisition transaction was accounted for as a reverse acquisition. Prior to the acquisition, Heatwurx (subsequently renamed Processa Pharmaceuticals, Inc.) had nominal net liabilities and operations. It was considered a non-operating public shell corporation. Therefore, Promet was considered the accounting acquirer (and legal wholly-owned subsidiary of Heatwurx, now called Processa Pharmaceuticals, Inc.) and Heatwurx was considered the accounting acquiree (and legal acquirer). As a result, the consolidated financial statements of the Company reflect the financial condition, results of operations and cash flows of Promet for all periods presented prior to October 4, 2017 and Processa for the periods subsequent to October 4, 2017. The legal capital stock (number and type of equity interests issued) is that of Processa Pharmaceuticals, Inc., the legal parent, in accordance with guidance on reverse acquisitions accounted for as a capital transaction instead of a business combination (See Note 2 – Basis of Presentation and Earnings Per Share and Note 3 – Reverse Acquisition in Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2018).

All references to the “Company” and Processa Pharmaceuticals, Inc. refer to Heatwurx, Inc., Processa Therapeutics, LLC, and the net assets acquired from Promet Therapeutics, LLC, which were assigned at acquisition to Processa Therapeutics, LLC and Promet’s operations prior to October 4, 2017.

On March 19, 2018, Promet, Processa and CoNCERT Pharmaceuticals Inc. (“CoNCERT”) amended the Option and License Agreement (the “Agreement”) executed in October 2017. The Agreement was assigned to Processa and Processa exercised the exclusive option for the PCS-499 compound. The option was exercised in exchange for CoNCERT receiving (i) $8 million of common stock of Company that was owned by Promet (or 2,090,301 shares representing 6.58% of Promet’s common stock holding or 5.93% of total the Company’s common stock issued and outstanding), and (ii) 15% of any sublicense revenue earned by the Company for a period equivalent to the royalty term (as defined in the Agreement) until the earliest of (a) Processa raising $8 million of gross proceeds; and (b) CoNCERT can sell its shares of Processa common stock without restrictions pursuant to the terms of the amended Agreement. All other terms of the Agreement remain unchanged. As a result, the Company recognized an intangible asset and additional paid-in capital in the amount of $8 million resulting from Promet satisfying Processa’s liability to CoNCERT (see Note 2 Intangible Asset for the income tax effect of this transaction). There was no change in the total shares issued and outstanding, however, Promet’s controlling interest in Processa was reduced from 90% to 84%.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

Processa’s lead product, PCS-499 is an oral tablet that is an analog of an active metabolite of an already approved FDA drug. The advantage of PCS-499 is that it potentially may work in many conditions because it has multiple pharmacological targets it affects that are important in the treatment of these conditions. Based on its pharmacological activity, Processa has identified multiple unmet medical need conditions where the use of PCS-499 may result in clinical efficacy. The lead indication currently under development for PCS-499 is Necrobiosis Lipoidica (NL). Processa has met with the FDA on the NL condition and has developed a strategy for moving the program for NL forward starting with a Phase 2 clinical trial in NL patients in late 2018 (see Note 4 for clinical trial funding). Processa will continue to evaluate other unmet need conditions for PCS-499 as well as other potential assets and develop strategies including the regulatory pathway and commercialization plans for the product(s) for these unmet need conditions over the next year.

Processa is looking to acquire additional drug candidates to help patients who have an unmet medical need.

Our operations are performed in the state of Maryland and are still in the organizational and research and development phase of operations. As a result, we have a limited operating history and only a preliminary business plan from which investors may evaluate our future prospects. We have not had any sources of revenue from inception (August 31, 2015) through June 30, 2018 and have a history of operating losses from operations. Our ability to generate meaningful revenue from any products in the United States depends on obtaining FDA authorization. Even if our products are authorized and approved by the FDA, we must still meet the challenges of successful marketing, distribution and consumer acceptance.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instruction of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X.

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

As a result of the modification of the Agreement with CoNCERT and the acquisition of an exclusive license intangible asset used in research and development activities described above, the Company adopted a new intangible asset policy and disclosure (see Intangible Assets below and Note 2 – Intangible Asset) and recognized a deferred tax liability for the acquired temporary difference between the financial reporting basis and the tax basis of the intangible asset (see Note 5 – Income Taxes).

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Going Concern and Management’s Plan

The Company’s consolidated financial statements are prepared using U.S. GAAP and are based on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company faces certain risks and uncertainties that are present in many emerging growth companies regarding product development and commercialization, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, rapid technological change, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities, and no customers or pharmaceutical products to sell or distribute. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

The Company has relied exclusively on private placements with a small group of accredited investors to finance its business and operations. We do not have any prospective arrangements or credit facilities as a source of future funds. The Company has had no revenue since inception on August 31, 2015. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects. As of June 30, 2018, the Company had an accumulated deficit of approximately $6.2 million incurred since inception. For the six months ended June 30, 2018, the Company incurred a net loss from continuing operations of approximately $2.3 million and used approximately $2.2 million in net cash from operating activities from continuing operations. The Company had total cash and cash equivalents and certificates of deposit of approximately $3.3 million as of June 30, 2018.

We are looking at ways to add a revenue stream to offset some of our expenses. We will begin fundraising efforts in the first half of 2019. In addition, we are seeking alternative options to add additional cash. However, no assurance can be given that we will be successful in securing adequate funds that may be required. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price, and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

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

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market funds. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents. Included in cash and cash equivalents were certificates of deposit totaling $496,201 at June 30, 2018. The certificates of deposit will mature in late September 2018.

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

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impairment of Long-Lived Assets and Intangibles Other Than Goodwill

The Company accounts for the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles – Goodwill and Other which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets based on the present value of the expected future cash flows associated with the use of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s evaluation, there was no impairment loss recorded for the three or six-month periods ended June 30, 2018 and 2017, respectively.

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

Net Income (Loss) per Share

The Company computes basic and diluted earnings per share amounts pursuant to ASC 260-10-45. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. Since the Company had a net loss for each of the periods presented, basic and diluted net loss per share are the same. The computation of diluted net loss per share for the periods presented does not assume the impact of the conversion of the Senior Convertible Notes or the exercise or contingent exercise of securities since that would have an anti-dilutive effect on loss per share during the three and six months ended June 30, 2018 and 2017.

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

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

From May 2014 through June 30, 2018, the FASB issued several ASUs related to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently in the pre-revenue stages of operations; therefore, we do not currently anticipate there would be any change to timing or method of recognizing revenue. As such, the adoption of this standard did not have a material impact on our results of operations, financial condition or cash flows.

In February 2016 through June 30, 2018, the FASB issued several ASUs related to ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. The amendments in Topic 842 are effective for the Company beginning January 1, 2019. The Company’s office lease expires September 30, 2019. Management is currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update 2017-11 (ASU 2017-11”), which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion options that have down round features, an entity will recognize the intrinsic value of the feature only when the feature becomes beneficial. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We early adopted ASU 2017-11 effective January 1, 2018 without a material impact on our condensed consolidated financial statements.

Note 2 – Intangible Asset

Intangible assets consist of the capitalized costs of $11,038,929, including transaction costs of $1,782, associated with the exercise of the option to acquire the exclusive license from CoNCERT related to patent rights and know-how to develop and commercialize compounds and products for PCS-499 and each metabolite thereof and the related income tax effects. The capitalized costs include $3,037,147 associated with the initial recognition of an offsetting deferred tax liability related to the acquired temporary difference for an asset purchased that is not a business combination and has a tax basis of $1,782 in accordance with ASC 740-10-25-51 Income Taxes. In accordance with ASC Topic 730, Research and Development, the Company capitalized the costs of acquiring the exclusive license rights to CTP-499 as the exclusive license rights represent intangible assets to be used in research and development activities that have future alternative uses.

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

The Company estimated the fair value of the common stock issued based on the market approach and CoNCERT’s requirement to receive shares valued at $8 million. The market approach was based on the final negotiated number of shares of stock determined on a volume weighted average price of Processa common stock quoted on the OTCQB (principal market) over a 45 day period preceding the mid-February 2018 finalized negotiation of the modification to the option and license agreement with CoNCERT, an unrelated third party, for the exclusive license rights to PCS-499 however, Processa has less than 300 shareholders, the volume of shares trading for Processa’s common stock is not significant and the OTCQB is not a national exchange; therefore, the volume weighted average price quotes for the Processa stock are from markets that are not active and consequently are Level 2 inputs. The total cost recognized for the exclusive license acquired represents the allocated fair value related to the stock transferred to CoNCERT plus the recognition of the deferred tax liability related to the acquired temporary difference and the transaction costs incurred to complete the transaction as discussed above.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible assets consist of the following:

June 30,
2018
Gross intangible assets
Exclusive license rights to CTP-499	$11,038,929
Less: Accumulated amortization	(222,559)
Total intangible assets, net	$10,816,370

Amortization expense was $197,124 and $222,559 for the three and six months ended June 30, 2018, respectively. The weighted average amortization period for the intangible asset is 14 years based on the average remaining patent lives for PCS-499 and the estimated royalty period for a fully paid-up license under the terms of the license agreement. Amortization expense is included within research and development expense in the accompanying consolidated statements of operations. As of June 30, 2018, the estimated future amortization expense each year for the next five years and annual periods thereafter until fully amortized amounts to $788,495 per year.

Note 3 – Senior Convertible Notes

The balance of our Senior Convertible Notes (“Senior Notes”) and accrued interest at June 30, 2018 and December 31, 2017 was as follows:

		Unamortized
	Senior	Debt	Senior
	Convertible	Issuance	Convertible	Accrued
	Notes	Costs	Notes, Net	Interest
Balance, December 31, 2017	$2,580,000	$(131,430)	$2,448,570	$35,693
Conversion of debt	$(2,350,000)	$64,361	$(2,285,639)	$(109,472)
Accrued interest	-	-	-	84,922
Amortize debt issuance costs	-	61,132	61,132	-
Balance, June 30, 2018	230,000	(5,937)	224,063	11,143
Current portion	(230,000)	5,937	(224,063)	(11,143)
Long-term portion	$-	$-	$-	$-

Interest expense totaled $58,314 for the three months ended June 30, 2018, consisting of interest on the Senior Notes at 8% of $24,992 and the amortization of debt issuance costs of $33,322. Interest expense totaled $146,054 for the six months ended June 30, 2018 consisting of interest on the Senior Notes at 8% of $84,922 and the amortization of debt issuance costs of $61,132. The Senior Notes and related accrued interest are classified as a current liability in our balance sheet.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Issuance of our Senior Convertible Notes

As of October 4, 2017, certain entities affiliated with current shareholders had purchased $1.25 million of our Senior Notes in a bridge financing undertaken by us to support our operations. On November 21, 2017, additional third-party accredited investors contributed $1.33 million in financing proceeds. On May 25, 2018, $2,350,000 of Senior Notes was converted, as described below, leaving $230,000 of Senior Notes outstanding at June 30, 2018.

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

The Company retained a placement agent and agreed to pay the placement agent (i) six percent (6%) of gross proceeds received by the Company and (ii) warrants to purchase securities in the amount of three percent (3%) of the equity issued or issuable in connection with the Senior Notes bridge financing. These warrants will be issued upon achieving certain financing levels under the next PIPE financing we undertake. Additional financing was received in May and June 2018. As a result, warrants to purchase a total of 79,423 shares of common stock were issued, with a three-year term, at an exercise price equal to $2.452.

The Company incurred $154,800 in debt issuance costs on the Senior Notes in connection with a payment to the placement agent, which was reported as a reduction of the carrying amount of the Senior Convertible Notes on the face of the consolidated balance sheets. The debt issuance costs are amortized to interest expense using the interest method over the term of the Senior Convertible Notes. The effective interest rate on the Senior Notes was 7.72% before debt issuance costs since no payments of interest are due until maturity and 13.96% including the debt issuance costs based on the repayment terms of the Senior Notes.

Conversion of Our Senior Convertible Notes

On May 25, 2018, pursuant to the mandatory and automatic conversion provisions of the Senior Notes, we converted $2,350,000 of the $2,580,000 outstanding Senior Notes, along with any accrued interest into 1,206,245 shares of common stock (at a conversion price of $2.043 per share) and a warrant to purchase one share of common stock for three years, at an exercise price of $2.452.

Senior Notes totaling $230,000 held by Canadian individuals cannot be converted until the Company completes certain regulatory matters and filings in Canada. Once these regulatory matters and filings have been met, the Senior Notes held by these individuals will automatically convert on the same terms as the other noteholders.

The Company completed an evaluation of the warrants issued in this transaction and determined the warrants should be classified as equity.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Stockholders’ Equity

2018 Private Placement Transactions

Between May 15, 2018 and June 29, 2018, the Company sold an aggregate of 1,402,442 units in a private placement transaction at a purchase price equal to $2.27 per unit for gross proceeds of approximately $3.2 million. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock for $2.724, subject to adjustment thereunder for a period of three years. The Company paid $167,526 to their placement agent and issued placement agent warrants to purchase up to 84,146 shares of common stock, with a three-year term, at an exercise price equal to $2.724. The issuance costs were charged against additional paid in capital. The Company also recorded a note receivable of $107,490, which represented proceeds from one non-affiliated investor in the June 29, 2018 transaction that was not received until July 6, 2018.

On May 25, 2018, we entered into an Agreement with PoC Capital, LLC (“PoC”), where PoC has agreed to finance $1,800,000 in study costs associated with certain clinical studies, including our Phase 2a study to evaluate the safety, tolerability, efficacy and pharmacodynamics of PCS 499 in patients with Necrosis Lipoidica in exchange for 792,952 shares of our common stock and a warrant for the purchase of 792,952 shares of common stock with an exercise price of $2.724, expiring on July 29, 2021. Any study costs in excess of that amount will be our responsibility. PoC will not make payments to us, but directly to the contract research organization based on their invoices. We paid $108,000 to our placement agent and issued our placement agent warrants to purchase 47,578 shares of common stock, with a three-year term, at an exercise price equal to $2.724. The issuance costs were charged against additional paid in capital.

The Company also entered into a pledge agreement with PoC, under which the Company received a security interest in 396,476 shares, or half the shares we issued to them. These shares will be released in two tranches of 198,238 shares each, with each tranche released upon PoC making payments totaling $720,000. As of June 30, 2018, no proceeds have been paid by PoC and the Company holds 396,476 shares as collateral.

The common stock, but not the warrants, issued for the 2018 Private Placement Transactions and the conversion of the Senior Convertible Notes have, subject to certain customary exceptions, full ratchet anti-dilution protection. Until the Company has issued equity securities or securities convertible into equity securities for a total of an additional $20.0 million in cash or assets, including the proceeds from the exercise of the warrants issued above, in the event we issue additional equity securities or securities convertible into equity securities at a purchase price less than $2.27 per share of common stock, the above purchase price shall be adjusted and new shares of common stock issued as if the purchase price was such lower amount (or, if such additional securities are issued without consideration, to a price equal to $0.01 per share).

The Company completed an evaluation of the warrants issued in the 2018 Private Placement Transactions and the conversion of the Senior Convertible Notes and determined the warrants should be classified as equity.

Purchase of the CoNCERT License

On March 19, 2018, Promet, Processa and CoNCERT amended the Agreement executed in October 2017. The Agreement was assigned to Processa and Processa exercised the exclusive option for the PCS-499 compound (see Note 1 – Company Overview and Note 2 – Intangible Asset) in exchange for CoNCERT receiving, in part, $8 million of common stock of the Company that was owned directly by Promet (or 2,090,301 shares at $3.83 per share representing 6.58% of Promet’s common stock holding or 5.93% of the Company’s total common stock issued and outstanding) in satisfaction of the obligation due for the exclusive license for CTP-499 acquired by Processa. There was no change in the total shares issued and outstanding of 35,272,626, however, Promet’s controlling interest was reduced from 90% to 84%. Promet contributed the payment of the obligation due for the exclusive license to the Company without consideration paid to them. As a result of the transaction, the Company recognized an exclusive license intangible asset with a fair value of $8 million and an offsetting increase in additional paid-in capital resulting from Promet satisfying Processa’s liability to CoNCERT (see Note 2 Intangible Asset for the income tax effect of this transaction).

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

As of June 30, 2018, and December 31, 2017, the Company recorded a valuation allowance equal to the full recorded amount of the Company’s net deferred tax assets related to intangible start-up costs since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

A deferred tax liability was recorded when CoNCERT sold its license and “Know-How” to Processa for stock in an Internal Revenue Code Section 351 transaction on March 19, 2018 (see Note 1 – Company Overview and Note 2 – Intangible Asset). A Section 351 transaction treats the acquisition of the license and Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between the financial reporting basis of approximately $11,038,929 and the tax basis of approximately $1,782. The deferred tax liability may be offset by the deferred tax assets resulting from 2017 and 2018 net operating losses. Under ACS 740-270 Income Taxes – Interim Reporting, the Company is required to project its 2018 federal and state effective income tax rate and apply it to the June 30, 2018 operating loss before income taxes. Based on the projection, the Company expects to recognize the tax benefit from the 2017 net operating loss carryover and the projected 2018 loss, which resulted in the recognition of a deferred tax benefit shown in the consolidated statements of operations for 2018.

As required under ASC 740-270, Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year and applied that rate to its year-to-date consolidated pre-tax ordinary loss before income taxes in determining its benefit for income taxes. The Company recorded a benefit for income taxes of approximately $278,000 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $559,000 and $0 for the six months ended June 30, 2018 and 2017, respectively.

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

Note 6 – Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share. The treasury-stock method is used to determine the dilutive effect of the Company’s stock warrants grants, and the if-converted method is used to determine the dilutive effect of the Company’s Senior Convertible Notes.

The computation of net loss per share for the three and six months ended June 30, 2018 and 2017 is shown below.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted net loss per share:
Net loss	$(1,206,074)	$(278,445)	$(2,302,870)	$(500,536)
Weighted-average number of common shares-basic and diluted	36,623,697	31,745,242	35,951,894	31,745,242

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.06)	$(0.02)

The outstanding warrants to purchase common stock and the shares issuable under the Senior Convertible Note were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock purchase warrants	3,612,786	-	3,612,786	-
Senior Convertible Notes	115,128	-	115,128	-

Note 7 – Related Party Transactions

A shareholder, Corlyst, LLC, reimburses the Company for shared costs related to payroll, health care insurance and rent based on actual costs incurred and recognized as a reduction of the general and administrative operating expenses being reimbursed in the Company’s condensed consolidated statement of operations. The reimbursed amounts totaled $0 and $19,660 for the three months ended June 30, 2018 and 2017, respectively, and $27,480 and $49,089 for the six months ended June 30, 2018 and 2017, respectively. Amounts due from Corlyst at June 30, 2018 and December 31, 2017 were $53,501 and $62,709, respectively.

During 2017 and 2018, Corlyst paid certain operating expenses on behalf of the Company and the Company reimbursed Corlyst based on actual costs incurred at later dates. The accounts payable amounts due to Corlyst at June 30, 2018 and December 31, 2017 were $900 and $0, respectively. In 2018, Promet paid CA state and FUTA payroll taxes on behalf of Processa. As a result, the accounts payable amount due to Promet at June 30, 2018 and December 31, 2017 were $116 and $336, respectively. In addition, there was $100 due to an officer included in due to related parties as of June 30, 2018 and December 31, 2017.

Corlyst also purchased 132,159 shares of common stock in a private placement transaction.

A Director of the Company is the manager of the JMW Fund, LLC, San Gabriel Fund, LLC, and Richland Fund, LLC, collectively known as the “Funds”. The Funds received 515,583 shares of our common stock and warrants to purchase 515,583 shares of our common stock upon the conversion of $1 million of Senior Convertible Notes held by the Funds purchased on October 4, 2017. At June 30, 2018, the Funds owned a total of 2,065,789 shares of common stock and warrants to purchase 515,583 shares of common stock.

Entities affiliated with our Chairman of the Board of Directors and Chief Executive Officer (CEO) received 103,117 shares of our common stock and warrants to purchase 103,117 shares of our common stock upon the conversion of $200,000 in Senior Convertible Notes purchased on October 4, 2017. Our CEO and entities affiliated with our CEO also purchased a total of 132,160 shares of common stock and warrants to purchase 132,160 shares of common stock in private placement transactions.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies

Purchase Obligations

The Company enters into contracts in the normal course of business with contract research organizations and subcontractors to further develop its products. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for products or services that it received as of the effective date of the termination and any applicable cancellation fees. The Company had purchase obligations of approximately $110,000 and $896,000 at June 30, 2018 and December 31, 2017, respectively.

Cybersecurity Fraud

In January 2018, the Company incurred a loss of $144,200 due to fraud from a cybersecurity breach. As a result, we have implemented certain review and approval procedures internally and with our banks; our technology consultants have implemented system changes; and, we reported the fraud to our banks and the Federal Bureau of Investigation Cyber Crimes Unit. The Company does not have insurance coverage against the type of fraud that occurred, therefore, recovery of the loss is remote. While we are taking steps to prevent such an event from reoccurring, we cannot provide assurance that similar issues will not reoccur. The loss is included in general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2018.

Note 9 - Subsequent Events

The Company has evaluated all subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2018, and events which occurred subsequent to June 30, 2018, but which were not recognized in the financial statements. The Company has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

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

In this Form 10-Q, “we,” “us” and “our” refer to Processa Pharmaceuticals, Inc. and its subsidiary.

Overview

We are an emerging pharmaceutical company focused on the clinical development of drug products that are intended to improve the survival and/or quality of life for patients who have a high unmet medical need. Within this group of pharmaceutical products, we currently are developing one product for two indications (i.e., the use of a drug to treat a particular disease) and searching for additional products for our portfolio.

Our lead product, PCS-499 is an oral tablet that is an analog of an active metabolite of an already approved drug. The advantage of PCS-499 is that it potentially may work in many conditions because it has multiple pharmacological targets that it affects that are important in the treatment of these conditions. The compound has previously been shown to be safe and tolerable with a trend toward efficacy in diabetic nephropathy. Based on the pharmacological activity, we have identified other unmet medical need conditions where the use of PCS-499 may result in clinical efficacy. These include Necrobiosis Lipoidica (NL) and Radiation-Induced Fibrosis (RIF) in head and neck cancer patients. NL is a chronic, disfiguring condition for which most patients do not have any treatment options. It develops more commonly in women than in men on the lower extremities, and ulceration can occur in approximately 30% of NL patients, which may lead to more severe complications, such as deep tissue infections and osteonecrosis that can threaten life of the limb.

The development of our lead product is in the early stage and we anticipate that we will be required to expend significant time and resources to further develop our technology and determine whether a commercially viable product can be developed. Research and development of new products involves a high degree of risk and there is no assurance that our development activities will result in a commercially viable product. Our ability to generate meaningful revenue from PCS-499 or any products in the United States depends on obtaining FDA authorization. Even if our products are authorized and approved by the FDA, we must still meet the challenges of successful marketing, distribution and consumer acceptance.

Going Concern and Management’s Plan

Our consolidated financial statements are prepared using U.S. GAAP and are based on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging growth companies regarding product development and commercialization, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, rapid technological change, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities and no customers or pharmaceutical products to sell or distribute. These risks and other factors raised substantial doubt about our ability to continue as a going concern as of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2018.

We have relied exclusively on private placements with a small group of accredited investors to finance our business and operations. We do not have any credit facilities as a source of future funds. We have not had any revenue since our inception on August 31, 2015 and we do not currently have any revenue under contract or any immediate sales prospects. As of June 30, 2018, we had an accumulated deficit of approximately $6.2 million incurred since inception. For the six months ended June 30, 2018, we incurred a net loss from continuing operations of approximately $2.3 million and used approximately $2.2 million in net cash from operating activities. We expect our operating costs to be substantial as we incur costs related to the clinical trials for our product candidates and that we will operate at a loss for the foreseeable future.

As further described below under Recent Developments, since December 31, 2017, we have received proceeds of approximately $3.2 million dollars from the sale of 1,402,442 shares of our common stock and warrants to purchase the same number of shares of common stock exercisable at $2.724 per share. We also entered into an agreement with an investor for a commitment to fund up to $1.8 million of clinical trial expenses in exchange for 792,952 shares of our common stock and warrants to purchase the same number of shares of common stock exercisable at $2.724 per share. We will use these committed funds for our Phase 2a clinical trial of PCS-499 in patients with NL. Payment under this commitment will be made directly to the contract research organization (CRO) based on their invoicing and not to us. Finally, on May 25, 2018, we converted approximately $2.35 million of our 8.0% Senior Notes into 1,206,245 shares of our common stock and 1,206,245 warrants to purchase common stock.

We are looking at ways to add a revenue stream to offset some of our expenses. We will begin fundraising efforts in the first half of 2019. In addition, we are seeking alternative options to add additional cash. However, no assurance can be given that we will be successful in securing adequate funds that may be required. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price, and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained.

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

Recent Developments

Orphan Drug Designation. On June 22, 2018, the FDA granted orphan-drug designation to our leading clinical compound PCS-499 for treatment of NL.

PIPE Transaction. On May 15, 2018, and June 29, 2018, we entered into Subscription and Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (who are now part of the Selling Stockholders) and conducted closings pursuant to which we sold 1,402,442 shares of common stock at a purchase price of $2.27 per share. In addition, each investor received a warrant to purchase one share of common stock for each share of common stock purchased by such investor at an exercise price equal to $2.724, subject to adjustment thereunder.

We received total gross proceeds of approximately $3.2 million prior to deducting placement agent fees and estimated expenses payable by us. We currently intend to use the proceeds of the Private Placement to fund research and development of our lead product candidate, PCS-499, including clinical trial activities, and for general corporate purposes.

Our placement agent received $167,526 and Placement Agent Warrant to purchase up to 84,146 shares of common stock at an exercise price equal to $2.724.

Clinical Trial Funding. On May 25, 2018, we entered into an agreement with an accredited investor to whom we sold 792,952 shares of common stock at a purchase price of $2.27 per share for $1.8 million of gross proceeds. We will use these committed funds for our Phase 2a clinical trial of PCS-499 in patients with NL which is planned to begin in the fourth quarter of 2018. The investor will make payments not to us, but rather directly to the CRO conducting our Phase 2 Necrobiosis Lipoidica Trial based on their invoicing. The investor also received warrants to purchase one share of common stock for each share of common stock purchased at an exercise price equal to $2.724.

Our placement agent received $108,000 and a warrant to purchase up to 47,578 shares of common stock at an exercise price equal to $2.724.

Note Conversion. On May 25, 2018, we converted approximately $2.35 million of our mandatory convertible 8.0% Senior Notes and accrued interest of $85,000 into 1,206,245 shares of common stock, at a price of $2.043 per share. The noteholders also received warrants to purchase one share of common stock for each share of common stock purchased at an exercise price equal to $2.452. Our placement agent received a warrant to purchase 79,423 shares of common stock at an exercise price of $2.452.

The shares of common stock for both PIPE Transactions and the clinical trial funding were sold in a private placement pursuant to exemptions from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D promulgated thereunder.

The common stock, but not the warrants, issued for the PIPE Transactions, the clinical trial funding and the note conversion have, subject to certain customary exceptions, full ratchet anti-dilution protection. Until we have issued equity securities or securities convertible into equity securities for a total of an additional $20.0 million in cash or assets, including the proceeds from the exercise of the warrants issued above, in the event we issue additional equity securities or securities convertible into equity securities at a purchase price less than $2.27 per share of common stock, the above purchase price shall be adjusted and new shares of common stock issued as if the purchase price was such lower amount (or, if such additional securities are issued without consideration, to a price equal to $0.01 per share).

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our financial results reported in our consolidated financial statements.

Income Taxes. As a result of our reverse acquisition, there was an ownership change as defined by Internal Revenue Code Section 382. Prior to the closing of the transaction, Promet was treated as a partnership for federal income tax purposes and thus was not subject to income taxes at the entity level and no provision or liability for income taxes has been included in the consolidated financial statements through October 4, 2017. In addition, Promet determined that it was not required to record a liability related to uncertain tax positions as a result of the requirements of ASC 740-10-25 Income Taxes. The net deferred tax assets of Heatwurx were principally federal and state net operating loss carry forwards which are significantly limited to the Company following an ownership change as defined by Internal Revenue Code Section 382.

We account for income taxes in accordance with ASC 740 Income Taxes which provides for deferred taxes using an asset and liability approach. We recognized deferred tax assets and liabilities for the expected future tax consequences of events that have been in our consolidated financial statements and income tax returns. Deferred tax assets and liabilities are determined based on the difference between our consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized.

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. Estimated interest and penalties related to uncertain tax positions are included as a component of interest expense and general and administrative expense, respectively. We had no unrecognized tax benefits or uncertain tax positions for any periods presented.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law. In December 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) to provide clarification in implementing the TCJA when registrants do not have the necessary information available to complete the accounting for an element of the TCJA in the period of its enactment. SAB 118 provides for tax amounts to be classified as provisional and subject to remeasurement for up to one year from the enactment date for such elements when the accounting effect is not complete but can be reasonably estimated. We consider our estimates of the tax effects of the TCJA on the components of our tax provision to be reasonable and no provisional estimates subject to remeasurement will be necessary to complete the accounting.

We file U.S. federal income and Maryland state tax returns. There are currently no income tax examinations underway for these jurisdictions. However, tax years from and including 2014 remain open for examination by federal and state income tax authorities.

During the year ended December 31, 2017, we incurred operating losses of approximately $606,400. However, we recorded no income tax benefit for the approximately $347,500 ($95,632 net of tax) of general and administrative expenses treated as deferred start-up expenditures for tax purposes and approximately $258,600 ($71,155 net of tax) of tax losses resulting in tax loss carryforwards. The net operating loss carry forwards are available for application against future taxable income for 20 years expiring in 2037. Tax losses incurred after December 31, 2017 have an indefinite carry forward period. However, the tax loss incurred after December 31, 2017 and carried forward can only offset 80 percent of future taxable income. The benefit associated with the net operating loss carry forward will more-likely-than-not go unrealized unless future operations are successful except for their offset against the deferred tax liability created by the acquired CoNCERT license and “Know-How.” Since the success of future operations is indeterminable, the potential benefits resulting from these net operating losses have not been recorded in the condensed consolidated financial statements except for a benefit from the reduction in the deferred tax liability created by amortization of the intangible from the acquired Know How. As of December 31, 2016 and through October 4, 2017, the Company had no net operating losses for federal and state income tax purposes since Promet’s members were taxed separately on their proportionate share of Promet’s income, deductions, losses and credits.

Clinical Trial Accruals / Research and Development. As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors, CRO’s and consultants and under clinical site agreements related to conducting our clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the period over which materials or services are provided under such contracts.

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

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. During a clinical trial, we will adjust the clinical expense recognition if actual results differ from estimates. We make estimates of accrued expenses as of each balance sheet date based on the fact and circumstances known at that time. Our clinical trial accruals are partially dependent on the accurate reporting by the CRO and other third-party vendors. Although we do not expect estimates to differ materially from actual amounts, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that may be too high or too low for any reporting period.

We expense research and development costs as they are incurred.

Valuation of Intangible Assets. Our intangible assets consist of the capitalized costs of $11,038,929, including transaction costs of $1,782, associated with the exercise of the option to acquire the exclusive license from CoNCERT related to patent rights and know-how to develop and commercialize compounds and products for PCS-499 and each metabolite thereof and the related income tax effects. The capitalized costs include $3,037,147 associated with the initial recognition of an offsetting deferred tax liability related to the acquired temporary difference for an asset purchased that is not a business combination and has a nominal tax basis in accordance with ASC 740-10-25-51 Income Taxes. In accordance with ASC Topic 730, Research and Development, we capitalized the costs of acquiring the exclusive license rights to PCS-499 as the exclusive license rights represent intangible assets to be used in research and development activities that have future alternative uses. We had no recorded intangible assets as of December 31, 2017.

We used a market approach to estimate the fair value of the common stock issued to CoNCERT in this transaction. Our estimate was based on the final negotiated number of shares of stock issued and the volume weighted average price of our common stock quoted on the OTCQB over a 45-day period preceding the mid-February 2018 finalized negotiation of the modification to the option and license agreement with CoNCERT. We believe the fair values used to record intangible assets acquired in this transaction are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

We determined our intangible assets to have finite useful lives and review them for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Stock-Based Compensation. As of June 30, 2018, no stock-based compensation was outstanding. We account for the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award, determined on the date of grant. Significant assumptions utilized in determining the fair value of our stock options include the volatility rate, estimated term of the options, risk-free interest rate and forfeiture rate. The term of the options will be based on the contractual term of the options as determined by the Board of Directors pursuant to our equity incentive plan. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. We estimate forfeitures at the time of grant and make revisions, if necessary, at each reporting period if actual forfeitures differ from those estimates. We have not estimated future unvested forfeitures since there were no option grants outstanding at June 30, 2018 or December 31, 2017.

Non-employee share-based compensation awards generally are immediately vested and have no future performance requirements by the non-employee and the total share-based compensation charge is recorded in the period of the measurement date.

We record equity instruments at their fair value on the measurement date by utilizing the Black-Scholes option-pricing model. Stock Compensation for all share-based payments, is recognized as an expense over the requisite service period.

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017

The following table summarizes our net loss during the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Operating Expenses
Research and development costs	$1,077,643	$160,867	$916,776	$1,865,921	$311,164	$1,554,757
General and administrative expenses	350,581	119,467	231,114	853,918	192,759	661,159
Total operating expenses	1,428,224	280,334	1,147,890	2,719,839	503,923	2,215,916
Other Income (Expense)
Interest Expense	(58,314)	-	(58,314)	(146,054)	-	(146,054)
Interest Income	2,681	1,889	792	3,706	3,387	319
Total other income (expense)	(55,633)	1,889	(57,522)	(142,348)	3,387	(145,735)
Net Operating Loss Before Income Tax Benefit	1,483,857	278,445	1,205,412	2,862,187	500,536	2,361,651
Income Tax Benefit	(277,783)	-	(277,783)	(559,317)	-	(559,317)
Net Loss	$1,206,074	$278,445	$927,629	$2,302,870	$500,536	$1,802,334

Revenues. Processa had no revenues during the three and six months ended June 30, 2018 and 2017. The Company has had no revenue since inception on August 31, 2015. The Company does not currently have any revenue under contract nor does it have any immediate sales prospects.

Operating Expenses.

Research and Development Expenses. Our research and development costs are expensed as incurred. Research and development expenses primarily consist of (i) licensing of compounds for product testing and development, (ii) program and testing related expenses, (iii) amortization of the exclusive license intangible asset used in research and development activities, and (iv) internal research and development staff related payroll, taxes and employee benefits, external consulting and professional fees related to the product testing and development activities of the Company. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and expensed when the research and development activities are performed. Research and development expenses were approximately $1.1 million and $161,000 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of approximately $917,000. Research and development expenses were approximately $1.9 million and $311,000 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of approximately $1.6 million.

The increase in research and development expenses relate primarily to the substantial completion of a licensing, program and testing costs incurred in 2016 and no replacement compound available for testing until the CoNCERT license and option agreement for the replacement compound PCS-499 was executed in October 2017. As a result, research and development expenses for licensing, program and testing costs were approximately $692,000 and $1.3 million higher in the three and six months ended June 30, 2018 compared to the same period in 2017. These costs were primarily related to the establishment of a new site to manufacture the tablets of PCS-499 since the original CoNCERT tablet manufacturing site could no longer be used. As a result of exercising the option, the Company recognized approximately $197,000 and $223,000 of amortization expense on the intangible asset in the three and six months ended June 30, 2018 with no similar cost in the same period in 2017. In addition, research and development staff related payroll, taxes and employee benefits increased approximately $42,000 and $90,000 in the three and six months ended June 30, 2018 compared to the same period in 2017 related to an increase in full-time equivalent staff and related costs.

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

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2018 increased approximately $231,000 to approximately $351,000 compared to approximately $120,000 for the three months ended June 30, 2017. General and administrative expenses for the six months ended June 30, 2018 increased approximately $661,000 to approximately $854,000 compared to approximately $193,000 for the six months ended June 30, 2017. In the three months ended June 30, 2018 compared to the same period in 2017, the increase in general and administrative expenses relate primarily to professional fees for legal and accounting of approximately $185,000 due to the SEC filings required for a newly public company; the increase of approximately $15,000 in payroll, taxes, and employee benefits for internal general and administrative staff; increased business insurance costs of approximately $12,000, and the increase in other administrative costs such as training and repairs and maintenance of approximately $19,000, In the six months ended June 30, 2018 compared to the same period in 2017, the increase in general and administrative expenses relate primarily to professional fees for legal, accounting, advisory and consulting costs of approximately $411,000 related to Company operations and costs of being a public company; a cybersecurity fraud loss of approximately $144,000 for which the Company does not have insurance coverage; increased internal general and administrative staff related payroll, taxes and employee benefits of approximately $62,000 due to an increase in full-time equivalent staff and related costs to support the growth in Company operations and public company reporting requirements; increased repairs and maintenance of approximately $14,000 related to computer and website support; increased business insurance costs of approximately $10,000; and the increase in other administrative costs such as travel and training of approximately $20,000. Cost reimbursements (payroll, health care and office rent) by Corlyst were $27,000 and were comparable for the three months ended June 30, 2018 and 2017, while they decreased by approximately $3,000 to $54,000 from $57,000 for the six months ended June 30, 2018 when compared to the same period in 2017.

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

Other Income (Expense).

Interest Expense. Interest expense was approximately $58,000 and $0 for the three months ended June 30, 2018 and 2017, respectively. Interest expense was approximately $146,000 and $0 for the six months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018, interest expense represents accrued interest of approximately $33,000 and the amortization of debt issuance costs of approximately $25,000. For the six months ended June 30, 2018, interest expense represents accrued interest of approximately $85,000 and the amortization of debt issuance costs of approximately $61,000. These expenses were incurred on the $2.58 million issuance of 8% Senior Notes issued on October 4, 2017 ($1,250,000) and November 21, 2017 ($1,330,000). See Recent Developments above regarding the conversion of the Senior Convertible Notes.

Interest Income. Interest income was approximately $2,700 and $1,900 for the three months ended June 30, 2018 and 2017, respectively. Interest income was approximately $3,700 and $3,400 for the six months ended June 30, 2018 and 2017, respectively. Interest income represents interest earned on money market funds and certificates of deposit.

Income Tax Benefit. An income tax benefit of approximately $278,000 and $0 was recognized for the three months ended June 2018 and 2017, respectively. An income tax benefit of approximately $559,000 and $0 was recognized for the six months ended June 2018 and 2017, respectively. A deferred tax liability was recorded when CoNCERT sold its license and “Know-How” to Processa for stock in an Internal Revenue Code Section 351 transaction on March 19, 2018. A Section 351 transaction treats the acquisition of the Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of approximately $3,037,000 for the acquired temporary difference between the financial reporting basis of approximately $11,039,000 and the tax basis of approximately $2,000. The deferred tax liability may be offset by the deferred tax assets resulting from 2017 and 2018 net operating losses. Under ACS 740-270 Income Taxes – Interim Reporting, the Company is required to project its 2018 federal and state effective income tax rate and apply it to the June 30, 2018 operating loss before income taxes. Based on the projection, the Company expects to recognize a tax benefit from the 2017 net operating loss carryover and the projected 2018 loss that offset the deferred tax liability from the acquired Know How. This offset results in the recognition of a deferred tax benefit shown in the consolidated statements of operations for 2018.

Prior to the asset purchase transaction on October 4, 2017, Promet was treated as a partnership for federal income tax purposes and thus was not subject to income taxes at the entity level. Therefore, no provision/benefit or liability for income taxes was included in the consolidated financial statements through October 4, 2017.

Financial Condition

Total assets increased by approximately $11.4 million to $14.4 million at June 30, 2018 compared to $3.0 million at December 31, 2017. This increase is primarily attributable to the acquisition of the exclusive license intangible asset from CoNCERT, for PCS-499 in exchange for CoNCERT receiving $8 million of Processa common stock that was owned by Promet (or 2,090,301 shares) and the recognition of the approximately $3.0 million deferred tax liability related to the acquired temporary difference for the intangible asset between book and tax basis and transaction costs. The intangible asset is used in research and development activities and has alternative future uses (in research and development projects or otherwise). As a result, the acquisition cost of approximately $11 million was capitalized and is being amortized over the intangible asset’s useful life in accordance with Topic 350, Intangibles – Goodwill and Other. We also sold 1,402,442 common stock units for approximately $3.2 million in May and June of 2018.

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

Liabilities increased approximately $0.5 million to $3.1 million at June 30, 2018 compared to $2.6 million at December 31, 2017 related primarily to (i) the conversion of $2.2 million in Senior Convertible Notes, net of debt issuance costs; (ii) the recognition of approximately $3.04 million for the deferred tax liability related to the acquired temporary difference for the intangible asset, partially offset by the recognition of approximately $559,000 of income tax benefit related to the release of the benefit from net operating losses and the amortization of the intangible asset; (iii) the decrease in accrued interest of $25,000; and (iv) an increase in accounts payable of approximately $200,000 and accrued expenses of approximately $90,000 related primarily to purchase obligations due to contract research organizations and professional fees related to being a public.

The changes in stockholders’ equity consist of the following:

●	the fair value of the Promet common stock of $8 million or 2,090,301 shares exchanged with CoNCERT to acquire the exclusive license intangible asset recorded as an increase in additional paid-in capital;
●	conversion of $2.35 million in senior convertible notes into 1,206,245 shares of common stock;
●	private placement transactions with net proceeds totaling $2.96 million or 1,402,442 shares of common stock;
●	future researching commitment of $1.8 million in exchange for 792,952 shares of common stock; and a
●	$2.3 million net loss for the six months ended June 30, 2018.

Liquidity and Capital Resources

To date, we have funded our business and operations primarily through the private placement of equity securities and senior secured convertible notes. At June 30, 2018, we had $3.3 million in cash and cash equivalents, and certificates of deposit compared to $2.9 million in cash and cash equivalents as of December 31, 2017 to be used to fund on-going operations. We also entered into an agreement with an accredited investor to whom we sold 792,952 shares of common stock at a purchase price of $2.27 per share for a commitment of $1.8 million to be used for our Phase 2a clinical trial of PCS-499 in patients with Necrobiosis Lipoidica which is planned to begin in the fourth quarter of 2018. The investor will make payments not to us, but rather directly to the CRO conducting our Phase 2 Necrobiosis Lipoidica Trial based on their invoicing. We do not have any credit facilities as a source of future funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that this Form 10-Q is available to be issued.

As described under Recent Developments, in May and June of 2018 we received proceeds of approximately $3.2 million dollars from the sale of 1,402,442 shares of our common stock and warrants to purchase a similar number of shares of common stock exercisable at $2.724 per share. On May 25, 2018, we also entered into an agreement with an investor for a commitment to fund up to $1.8 million to fund clinical trial expenses in exchange for 792,952 shares of our common stock and warrants to purchase a similar number of shares of common stock exercisable at $2.724 per share. We will use the clinical trials committed funds for our Phase 2a clinical trial of PCS-499 in patients with NL. Payment under this commitment will not be made to us, but rather, directly to the CRO based on their invoicing. Finally, on May 25, 2018 we converted approximately $2.35 million of our 8% convertible debt into 1,206,245 shares of our common stock.

Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

●	the timing and extent of spending on our research and development efforts, including with respect to PCS-499 and our other product candidates;

●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

●	The time and costs involved in obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the emergence of competing technologies or other adverse market developments;

●	the introduction of new product candidates and the number and characteristics of product candidates that we pursue; and

●	the potential acquisition and in-licensing of other technologies, products or assets.

When additional funding is required, it may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, or research and development programs. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	For the Six Months Ended
	June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(2,233,186)	$(355,928)
Investing activities	(497,782)	(882)
Financing activities	2,733,992	-
Net increase in cash and cash equivalents	$3,024	$(356,810)

Net cash used in operating activities

Net cash used in operating activities was approximately $2.2 million and $356,000 for the six months ended June 30, 2018 and 2017, respectively. The increase in cash used in operating activities in 2018 compared to 2017 is primarily related to the increased spending on research and development activities for PCS-499 licensing, program and testing costs, including internal staff costs and increased general and administrative costs related to internal staff growth, professional fees for legal, accounting, advisory and consulting costs for operations and the costs of being a public company. In addition, we incurred a cybersecurity fraud loss of approximately $144,000 in January 2018, which is recognized in general and administrative expenses.

See the consolidated statements of cash flows in this report on Form 10-Q for the non-cash financing and investing activities related to the acquisition of the intangible asset from CoNCERT, conversion of senior convertible notes, clinical trial study funding commitment, and note receivable related to the sale of common stock and stock purchase warrants in 2018.

We anticipate our research and development efforts and on-going general and administrative costs will generate negative cash flows from operating activities for the foreseeable future. As the Company is still in the process of developing its products, we do not currently sell or distribute pharmaceutical products. We do not currently have sales or marketing capabilities.

Net cash used in investing activities

Net cash used in investing activities was approximately $498,000 and $1,000 for the six months ended June 30, 2018 and 2017. The costs incurred related to the purchase of certificates of deposit and transaction costs incurred to acquire the exclusive license intangible asset in 2018 (see Note 2 to the consolidated financial statements included in this Form 10-Q) and the purchase of property and equipment in 2017.

Net cash provided by (used in) financing activities

Net cash provided from financing activities was approximately $2.7 million and $0 for the six months ended June 30, 2018 and 2017, respectively. Between May 15 and June 29, 2018, we closed on the sale of approximately 1.4 million unregistered units consisting of one share of common stock and a warrant to purchase one share of common stock (see Note 4 to the consolidated financial statements included in this Form 10-Q).

Contractual Obligations and Commitments

During the six months ended June 30, 2018 our contractual obligations decreased to $110,000, compared to $896,000 at December 31, 2017. See Note 8 included in the consolidated financial statements in this Form 10-Q. There were no other significant changes in the other components of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2017 filed with the SEC on April, 17, 2018.

Off Balance Sheet Arrangements

At June 30, 2018 and 2017, we did not have any off-balance sheet arrangements.

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

From May 2014 through June 30, 2018, the FASB issued several ASUs related to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606). The new guidance is effective for interim and annual periods beginning after December 15, 2017, although entities may adopt one year earlier if they choose. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently in the pre-revenue stages of operations; therefore, we do not currently anticipate there would be any change to timing or method of recognizing revenue. As such, the adoption of this new standard did not have a material impact on our results of operations, financial condition or cash flows.

In February 2016 through June 30, 2018, the FASB issued several ASUs related to ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. The amendments in Topic 842 are effective for the Company beginning January 1, 2019. The Company’s office lease expires September 30, 2019. Management is currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update 2017-11 (ASU 2017-11”), which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion options that have down round features, an entity will recognize the intrinsic value of the feature only when the feature becomes beneficial. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We early adopted ASU 2017-11 effective January 1, 2018 without a material impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2018, due to the material weaknesses in internal control over financial reporting that is described below. Notwithstanding the material weaknesses, management has concluded that the Company’s unaudited consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.

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

As we disclosed in our Item 9A of our Form 10-K for the year ended December 31, 2017, management and external consultants, with participation and input from the board of directors, has implemented security measures to alleviate the risk of a future cybersecurity breach during the six months ended June 30, 2018. These measures included the implementation of certain review and approval procedures internally and with our banks and, IT system changes to enhance system access controls and limit the ability of hackers to gain access to internal systems to provide preventative and detective measures to safeguard Company assets.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2018, we began to make changes in our internal control over financial reporting as noted above. Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Recent Sale of Unregistered Securities

On May 15, 2018 and June 29, 2018, the Company entered into subscription and purchase agreements with certain accredited investors and conducted a closing pursuant to which the Company sold 1,101,643 shares of common stock and 300,799 shares of common stock at a purchase price of $2.27 per share. In addition, each investor received a warrant to purchase one share of common stock for each share of common stock purchased by such investor at an exercise price equal to $2.724, subject to adjustment thereunder. The Company received total gross proceeds of approximately $3.2 million from the closings, prior to deducting placement agent fees and estimated expenses payable by the Company associated with the closing. The common stock was sold in a private placement pursuant to exemptions from the registration requirements of the Securities Act, afforded by Rule 506 of Regulation D promulgated thereunder. The placement agent received approximately $167,256 in connection with the closing and a warrant to purchase up to 84,146 shares of common stock at an exercise price equal to $2.724. We intend to use the proceeds to fund research and development of our lead product candidate, PCS-499, including clinical trial activities, and for general corporate purposes.

On May 25, 2018, we entered into an agreement with an accredited investor to whom we sold 792,952 shares of common stock at a purchase price of $2.27 per share for a commitment of $1.80 million. The $1.80 million private placement will be used to fund our Phase 2 Necrobiosis Lipoidica Trial, which we anticipate will begin in the fourth quarter of 2018. The investor will make payments not to us, but rather directly to the CRO conducting our Phase 2 Necrobiosis Lipoidica Trial based on their invoicing. The investor also received warrants to purchase one share of common stock for each share of common stock purchased at an exercise price equal to $2.724. The placement agent, received as fees approximately $108,000 and a warrant to purchase up to 47,578 shares of common stock at an exercise price equal to $2.724. The Securities were sold in a private placement pursuant to exemptions from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D promulgated thereunder.

In addition, on May 25, 2018, we converted approximately $2.35 million of our mandatory convertible 8% Senior Notes and accrued interest of $85,000, into 1,206,245 shares of common stock, at a price of $2.043 per share. The noteholders also received warrants to purchase one share of common stock for each share of common stock purchased at an exercise price equal to $2.452. The placement agent, received a warrant to purchase up to 79,423 shares of common stock at an exercise price equal to $2.724. The issuance of our shares was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the six months ended June 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

SEC Ref. No.	Title of Document
10.1	Agreement dated May 25, 2018 by and between Processa Pharmaceuticals, Inc. and PoC Capital, LLC (incorporated by reference from Form 8-K filed June 1, 2018)”
10.2	Warrant issued to PoC Capital, LLC (incorporated by reference from Form 8-K filed June 1, 2018)”
10.3	Warrant issued to PoC Capital, LLC (incorporated by reference from Form 8-K filed June 1, 2018)”
10.4	Warrant issued to PoC Capital, LLC (incorporated by reference from Form 8-K filed June 1, 2018)”
10.5	Warrants issued to Boustead Securities (incorporated by reference from Form 8-K filed June 1, 2018)”
31.1*	Rule 153-14(a) Certification by Principal Executive Officer
32.1*++	Section 1350 Certification of Principal Executive Officer
99.1	XBRL Files

* Filed herewith.

++ This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing herewith.

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

Dated: August 11, 2018

