Form 10-K/A
period 2018-12-31
Processa Pharmaceuticals, Inc.
filed 2019-04-08
CIK 1533743

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

The number of outstanding shares of the registrant’s common stock as of March 15, 2019, was 38,674,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2019 annual meeting of stockholders, which we intend to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after our fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Processa Pharmaceutical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission on March 28, 2019 (the “Original Filing”) for the purpose of correcting the number of outstanding shares at March 15, 2019 shown on our cover page and for inadvertent footing errors in our consolidated balance sheet.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Our total assets increased by approximately $9.5 million to $12.5 million at December 31, 2018 compared to $3.0 million at December 31, 2017. Our assets increased by $11 million when we exercised our option to acquire the exclusive license from CoNCERT related to patent rights and know-how to develop and commercialize compounds and products for PCS-499 and each metabolite thereof in exchange for $8 million of our common stock (2,090,301 shares), and the related income tax effects resulting from the temporary difference between the book and tax basis of the intangible asset and transaction costs. The intangible asset is used in research and development activities and management believes it has alternative future uses (in research and development projects or otherwise). As a result, the acquisition cost of approximately $11 million was capitalized and is being amortized over the intangible asset’s useful life in accordance with Topic 350, Intangibles – Goodwill and Other. In May and June of 2018, we sold 1,402,442 common stock units for approximately $3.2 million and are using these proceeds to fund our operating activities. Lastly, we made prepayments totaling $239,000 to our CRO related to our Phase 2a clinical trial for NL we expect to be reimbursed for by our Clinical Trial Funding investor. Subsequent to December 31, 2018, the investor has made payments to our CRO totaling $115,000 for amounts being currently invoiced.

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

/s/ BD & Company

Owings Mills, MD

April 5, 2019

We have served as the Company’s auditor since 2017.

Processa Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,740,961	$2,847,429
Due from related party	21,583	62,709
Prepaid expenses and other	257,832	41,446
Total Current Assets	2,020,376	2,951,584
Property and equipment, net	17,375	25,821
Intangible assets, net	10,437,782	-
Security deposit	5,535	5,535
Total Assets	$12,481,068	$2,982,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Senior convertible notes, net of debt issuance costs	$230,000	$2,448,570
Accrued interest	20,343	35,693
Accounts payable	292,102	50,686
Due to related parties	-	436
Accrued expenses	103,259	64,428
Total Current Liabilities	645,704	2,599,813
Non-current Liabilities
Accrued rent liability	-	9,963
Net deferred tax liability	2,134,346	-
Total Liabilities	2,780,050	2,609,776

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.0001, 350,000,000 and 43,261,049 shares authorized; 38,674,265 and 35,272,626 issued and outstanding at December 31, 2018 and 2017, respectively	3,867	3,527
Additional paid-in capital	19,121,285	4,228,723
Stock subscription receivable	(1,800,000)	-
Accumulated deficit	(7,624,134)	(3,859,086)
Total Stockholders’ Equity	9,701,018	373,164
Total Liabilities and Stockholders’ Equity	$12,481,068	$2,982,940

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement. Dated October 2, 2017, among the Company, Promet Therapeutics LLC and Processa Therapeutics LLC (incorporated by reference to exhibit 2.1 accompanying Form 8-K filed on October 5, 2017)
3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K/A filed on October 17, 2017)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K filed on October 23, 2017)
3.2	Bylaws (incorporated by reference to exhibit 3.2 to Form 10-K filed on March 27, 2014)
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to exhibit 10.10 to Form S-1 filed on November 14, 2012)
10.2	License Option Agreement with CoNCERT (incorporated by reference to exhibit 10.4 to Form 10-K/A filed on April 17, 2018)
10.3	Amendment to License Agreement and Securities Purchase Agreement with CoNCERT Pharmaceuticals (incorporated by reference to exhibit 10.5 to Form 10-K/A filed on April 17, 2018)
10.4	Convertible Note (incorporated by reference to exhibit 10.5 to Form 10-K/A filed on April 17, 2018)
10.5	Boustead Engagement Letter (incorporated by reference to exhibit 10.1 to Form 10-Q filed on April 17, 2018)
10.6	Form of Purchase Agreement (incorporated by reference to exhibit 10.2 to Form 10-Q filed on May 21, 2018)
10.7	Form of Warrant (incorporated by reference to exhibit 10.3 to Form 10-Q filed on May 21, 2018)
10.8	Agreement dated May 25, 2018 by and between Processa Pharmaceuticals, Inc. and PoC Capital, LLC (incorporated by reference from Form 8-K filed June 1, 2018)
10.9	Warrant issued to PoC Capital, LLC (incorporated by reference from Form 8-K filed June 1, 2018)
10.10	Warrant issued to PoC Capital, LLC (incorporated by reference from Form 8-K filed June 1, 2018)
10.11	Warrant issued to PoC Capital, LLC (incorporated by reference from Form 8-K filed June 1, 2018)
10.12	Warrants issued to Boustead Securities (incorporated by reference from Form 8-K filed June 1, 2018)
10.13+	Employment Agreement dated September 5, 2018, between Processa and James Stanker (incorporated by reference from Form 8-K filed September 10, 2018)
10.14	Pledge Agreement dated May 25, 2018, by and between Processa Pharmaceuticals, Inc. and PoC Capital, LLC (incorporated by reference to Form S-1 filed October 9, 2018)
21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to Form 10-K filed on March 28, 2019)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	XBRL Files

*	Filed herewith
+	Indicates management contract or compensatory plan
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

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ David Young
David Young
Chief Executive Officer (Principal Executive Officer)
Dated:	April 5, 2019

By:	/s/ James Stanker
Dated:	James Stanker Chief Financial Officer (Principal Financial and Accounting Officer) April 5, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ David Young	Chief Executive Officer and Director	April 5, 2019
David Young

/s/ James Stanker	Chief Financial Officer	April 5, 2019
James Stanker

/s/ Patrick Lin	Director	April 5, 2019
Patrick Lin

/s/ Justin Yorke	Director	April 5, 2019
Justin Yorke

/s/ Virgil Thompson	Director	April 5, 2019
Virgil Thompson

