Form 10-Q
period 2020-03-31
Processa Pharmaceuticals, Inc.
filed 2020-05-15
CIK 1533743

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

YES [  ] NO [X]

The registrant has 5,486,476 shares of common stock outstanding as of April 30, 2020.

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

PROCESSA PHARMACEUTICALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$142,277	$691,536
Due from related party	27,996	-
Prepaid expenses and other	186,252	315,605
Total Current Assets	356,525	1,007,141
Property and Equipment
Software	19,740	19,740
Office equipment	9,327	9,327
Total Cost	29,067	29,067
Less: accumulated depreciation	22,249	20,137
Property and equipment, net	6,818	8,930
Other Assets
Operating lease right-of-use assets, net of accumulated amortization	199,526	219,074
Intangible assets, net of accumulated amortization	9,443,622	9,642,454
Security deposit	5,535	5,535
Total Other Assets	9,648,683	9,867,063
Total Assets	$10,012,026	$10,883,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Senior convertible notes, net of debt issuance costs	$803,573	$802,503
Current maturities of operating lease liability	78,013	77,992
Accrued interest	38,002	21,902
Accounts payable	93,216	75,612
Due to related parties	-	316
Accrued expenses	233,498	213,239
Total Current Liabilities	1,246,302	1,191,564
Non-current Liabilities
Non-current operating lease liability	128,152	147,390
Net deferred tax liability	1,403,501	1,531,630
Total Liabilities	2,777,955	2,870,584

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $0.0001, 100,000,000 shares authorized; 5,486,476 issued and outstanding at both March 31, 2020 and December 31, 2019	549	549
Additional paid-in capital	19,089,865	18,994,008
Common stock deemed dividend payable: 28,971 shares at par value	3	3
Accumulated deficit	(11,856,346)	(10,982,010)
Total Stockholders’ Equity	7,234,071	8,012,550
Total Liabilities and Stockholders’ Equity	$10,012,026	$10,883,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three months ended March 31,
	2020	2019
Operating Expenses
Research and development expenses	$501,771	$484,750
General and administrative expenses	484,353	397,766

Operating Loss	(986,124)	(882,516)

Other Income (Expense)
Interest expense	(17,170)	(4,600)
Interest income	829	5,985

Net Operating Loss Before Income Tax Benefit	(1,002,465)	(881,131)
Income Tax Benefit	128,129	130,299

Net Loss	$(874,336)	$(750,832)

Net Loss Per Common Share - Basic and Diluted	$(0.16)	$(0.14)

Weighted Average Common Shares Used to Compute Net Loss Per Common Shares - Basic and Diluted	5,515,447	5,525,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

(Unaudited)

			Additional	Common Stock
	Common Stock		Paid-In	Dividend	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balance at January 1, 2020	5,486,476	$549	$18,994,008	$3	$(10,982,010)	$8,012,550
Stock-based compensation	-	-	98,663	-	-	98,663
Transaction costs related to anticipated 2020 offering	-	-	(2,806)	-	-	(2,806)
Net loss	-	-	-	-	(874,336)	(874,336)
Balance, March 31, 2020	5,486,476	$549	$19,089,865	$3	$(11,856,346)	$7,234,071

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at January 1, 2019	5,525,009	$552	$19,124,600	$(1,800,000)	$(7,624,134)	$9,701,018
Stock-based compensation	-	-	58,559	-	-	58,559
Payments made directly by investor for clinical trial costs	-	-	-	115,000	-	115,000
Net loss	-	-	-	-	(750,832)	(750,832)
Balance, March 31, 2019	5,525,009	$552	$19,183,159	$(1,685,000)	$(8,374,966)	$9,123,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Cash Flows From Operating Activities
Net loss	$(874,336)	$(750,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,112	2,111
Non-cash lease expense for right-of-use assets	19,548	17,947
Amortization of debt issuance costs	1,070	-
Amortization of intangible asset	198,832	198,832
Deferred income tax benefit	(128,129)	(130,299)
Stock-based compensation	98,663	58,559

Net changes in operating assets and liabilities:
Prepaid expenses and other	129,353	10,632
Operating lease liability	(19,217)	(19,276)
Accrued interest	16,100	4,600
Accounts payable	17,604	(9,045)
Due (from) to related parties	(28,312)	(25,582)
Accrued expenses	20,259	34,924
Net cash used in operating activities	(546,453)	(607,429)

Cash Flows From Financing Activities
Proceeds received in satisfaction of stock subscription receivable	-	115,000
Transaction costs related to anticipated 2020 offering	(2,806)	-
Net cash (used in) provided by financing activities	(2,806)	115,000

Net Decrease in Cash	(549,259)	(492,429)
Cash and Cash Equivalents – Beginning of Period	691,536	1,740,961
Cash and Cash Equivalents – End of Period	$142,277	$1,248,532

Non-Cash Investing and Financing Activities
Right-of-use asset obtained in exchange for operating lease liability	$-	$(293,198)
Reduction in deferred lease liability	-	(9,963)
Operating lease liability	-	303,161
Net	$-	$-

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

PCS499

Our lead product, PCS499, is an oral tablet that is a deuterated analog of the major metabolites of pentoxifylline (Trental®). The advantage of PCS499 is that it potentially may work in many conditions because it has multiple pharmacological targets it affects that are important in the treatment of these conditions. Based on its pharmacological activity, we have identified multiple unmet medical need conditions where the use of PCS499 may result in clinical efficacy. The lead indication currently under development for PCS499 is Necrobiosis Lipoidica (NL). NL is a chronic, disfiguring condition affecting the skin and the tissue under the skin typically on the lower extremities with no currently approved FDA treatments. NL presents more commonly in women than in men and ulceration can occur in approximately 30% of NL patients. More severe complications can occur, such as deep tissue infections and osteonecrosis threatening life of the limb. Approximately 74,000 - 185,000 people in the United States and more than 200,000 – 500,000 people outside the United States are affected by NL.

The degeneration of tissue occurring at the NL lesion site is caused by a number of pathophysiological changes, which has made it extremely difficult to develop effective treatments for this condition. PCS499 may provide a solution since PCS499 and its metabolites affect a number of biological pathways, several of which contribute to the pathophysiology associated with NL.

On June 22, 2018, the FDA granted orphan-drug designation for PCS499 for the treatment of NL. On September 28, 2018, the FDA cleared our IND for PCS499 in NL such that we could move forward with the Phase 2 trial multicenter, open-label prospective study designed to determine the safety and tolerability of PCS499 in patients with NL. The first enrolled NL patient in this Phase 2 clinical trial was dosed on January 29, 2019 and the study completed enrollment on August 23, 2019. The main objective of the trial is to evaluate the safety and tolerability of PCS499 in patients with NL and to use the collected safety and efficacy data to design future clinical trials. Based on toxicology studies and healthy human volunteer studies, Processa and the FDA agreed that a PCS499 dose of 1.8 grams/day would be the highest dose administered to NL patients in this Phase 2 trial. As anticipated, the PCS499 dose of 1.8 grams/day, 50% greater than the maximum tolerated dose of PTX, appeared to be well tolerated with no serious adverse events reported. Ten patients reported adverse events in the study, all of which have been mild in severity. As expected, gastrointestinal symptoms have been the most noted adverse events and reported in four patients, all of which were mild in severity and resolved within 1-2 weeks of starting dosing.

The two patients presenting with more severe ulcerated NL had ulcers for more than two months prior to dosing. At baseline, the reference ulcer in one of the two patients measured 3.5 cm2 and had completely closed by Month 2 of treatment. The second patient had a baseline reference ulcer of 1.2 cm2 which completely closed by Month 9. In addition, while in the trial one of these patients also developed small ulcers at other sites as a result of contact trauma to the site and these ulcers resolved within one month. The other ten patients presenting with mild to moderate NL and no ulceration had some improvement of the NL lesions but not as dramatic as the more serious ulcerated patients. Historically, less than 20% of all the patients with NL naturally progress to complete healing. Although the natural healing of the more severe NL patients with ulcers has not been evaluated independently, medical experts who treat NL patients believe that the natural progression of an open ulcerated wound to complete closure would be less than 5-10% if followed for approximately 12 months after presentation. In those patients without ulcers in our clinical trial, we have only seen a slight change in the NL lesion.

On March 25, 2020, we met with the FDA and discussed the clinical program, as well as the nonclinical and clinical pharmacology plans to support the submission of the PCS499 New Drug Application (NDA) in the U.S. for the treatment of ulcers in NL patients. With input from the FDA through a Special Protocol Assessment, we will be designing and conducting a Phase 3 trial to evaluate the ability of PCS499 to completely close ulcers in patients with NL. We initially planned to begin recruiting for this trial in the fourth quarter of 2020 but with the COVID-19 pandemic, we expect to begin recruiting patients in 2021. The FDA will determine if a second confirmatory Phase 3 trial is required after reviewing the results from this initial trial.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

We have relied on private placements with a small group of accredited investors to finance our business and operations. On September 20, 2019, we entered into two separate line of credit agreements (“LOC Agreement”) with DKBK Enterprises, LLC (“DKBK”) and current shareholder CorLyst, LLC (“CorLyst”), both related parties (“Lenders”), which provide a revolving commitment of up to $700,000 each ($1.4 million total). Under the LOC Agreements, all funds borrowed will bear an 8% annual interest rate. The Lenders have the right to convert all or any portion of the debt and interest into Processa common shares. Our Chief Executive Officer (CEO) is also the CEO and Managing Member of both Lenders. CorLyst directly holds 1,073,050 shares of Processa common stock, representing approximately 19.6% of the Company’s outstanding shares of voting capital stock. On April 2, 2020, we borrowed $200,000 under the LOC Agreement with DKBK.

We have not had any revenue since our inception. We are looking at ways to add a revenue stream to offset some of our expenses but do not currently have any revenue under contract or any immediate sales prospects. During the three months ended March 31, 2020, we had an accumulated deficit of $11.9 million, incurred a net loss for the three months of $874,336 and used $546,453 in net cash from operating activities from continuing operations. At March 31, 2020, we had cash and cash equivalents totaling $142,277.

Based on our current plan, we will need to raise additional capital to fund our future operations. While we believe our current resources are adequate to complete our current Phase 2a trial for NL, we do not currently have resources to conduct other future trials, such as the Phase 3 clinical trial approved by the FDA, or develop PCS100 without raising additional capital. We believe that our existing cash and LOC Agreements will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. The timing and extent of our spending will depend on the costs associated with, and the results of our Phase 2a trial for NL. Our anticipated spending and our cash flow needs could change significantly as the trial progresses. There may be costs we incur during our trial that we do not currently anticipate in order to complete the trial, requiring us to need additional capital sooner than currently expected.

We have begun the process to raise capital in an underwritten public offering, however, we have faced delays due to the global pandemic caused by the novel coronavirus, COVID-19. On May 5, 2020, we received $162,459 under the Paycheck Protection Program.

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

Impairment of Long-Lived Assets and Intangibles Other Than Goodwill

We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles – Goodwill and Other, which require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its expected future undiscounted net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets based on the present value of the expected future cash flows associated with the use of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s evaluation, there was no impairment loss recorded during the three months ended March 31, 2020.

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

Net Loss Per Share

Basic loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. Since we experienced a net loss for both periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the three months ended March 31, 2020 and 2019 excludes the impact of potentially dilutive common shares related to outstanding stock options and warrants and the conversion of our 2017 and 2019 Senior Notes since those shares would have an anti-dilutive effect on loss per share.

In 2019, we determined the sale of the 2019 Senior Notes triggered the full ratchet anti-dilution provision of the common stock we sold in 2018 Private Placement Transactions. As a result, those shareholders were entitled to 28,971 shares of common stock in the fourth quarter of 2019. We will issue 28,971 shares to common stock to these shareholders in 2020. For purposes of computing our basic and diluted EPS, we included the related shares which will be issued in 2020 in our weighted number of common shares outstanding for the three months ended March 31, 2020.

Our diluted net loss per share for the three months ended March 31, 2020 and 2019 excluded 782,923 and 660,511 of potentially dilutive common shares, respectively, related to outstanding stock options and warrants and the conversion of our Senior Notes since those shares would have had an anti-dilutive effect on loss per share during the years then ended.

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

Note 2 – Intangible Assets

Intangible assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Gross intangible assets	$11,059,429	$11,059,429
Less: accumulated amortization	(1,615,807)	(1,416,975)
Total intangible assets, net	$9,443,622	$9,642,454

Amortization expense was $198,832 for the three months ended March 31, 2020 and 2019 and is included within research and development expense in the accompanying condensed consolidated statements of operations. Our estimated amortization expense for the next two years will be approximately $795,000 per year and for annual periods thereafter approximately $788,000 per year.

The capitalized costs for the license rights to PCS499 included the $8 million purchase price, $1,782 in transaction costs and $3,037,147 associated with the initial recognition of an offsetting deferred tax liability related to the acquired temporary difference for an asset purchased that is not a business combination and has a tax basis of $1,782 in accordance with ASC 740-10-25-51 Income Taxes. In accordance with ASC Topic 730, Research and Development, we capitalized the costs of acquiring the exclusive license rights to PCS499, as the exclusive license rights represent intangible assets to be used in research and development activities that management believes has future alternative uses.

Note 3 – Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of March 31, 2020, and December 31, 2019, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets related to deferred start-up costs and other minor temporary differences since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

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

Under ACS 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year to date ordinary operating tax basis loss before income taxes. Based on the projection, we expect to recognize the tax benefit from our projected ordinary tax loss, which can be used to offset the deferred tax liabilities related to the intangible assets and resulted in the recognition of a deferred tax benefit shown in the condensed consolidated statements of operations for three months ended March 31, 2020 and 2019. No current income tax expense is expected for the foreseeable future as we expect to generate taxable net operating losses.

Note 4 – Stock-based Compensation

We did not grant any stock options to employees or non-employees during the three months ended March 31, 2020 or 2019. At March 31, 2020, we had outstanding options to purchase 175,466 shares of our common stock of which options for the purchase of 34,557 shares of our common stock were vested. We recorded $98,663 and $58,559 of stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.

Note 5 – Notes Payable

Line of Credit Agreements

On September 20, 2019, we entered into two separate Line of Credit Agreements (“LOC Agreements”) with DKBK Enterprises, LLC (“DKBK”) and current shareholder CorLyst, LLC (“CorLyst”), both related parties (“Lenders”), which provide a revolving commitment of up to $700,000 each ($1.4 million total). Under the LOC Agreements, all funds borrowed will bear an 8% annual interest rate. The Lenders have the right to convert all or any portion of the debt and interest into shares of our common stock at a conversion price equal to the lower of (i) $14.28 per share, (ii) a price per share equal to a 10% discount to the pre-money valuation of a Qualified Financing or an Equity State Transaction, or (iii) at an adjusted price; all as defined in the 2019 Senior Note agreement. The Lenders will also receive stock purchase warrants on a 1:1 basis to the number of shares of common stock received that have an exercise price equal to the greater of (i) the closing price of our common stock on the date of conversion or (ii) $19.04 per share. Our Chief Executive Officer (CEO) is also the CEO and Managing Member of both Lenders. CorLyst directly holds 1,073,050 shares of Processa common stock, representing approximately 19.6% of the Company’s outstanding shares of voting capital stock at December 31, 2019.

2019 Senior Notes

During the fourth quarter of 2019 existing shareholders purchased $805,000 of 8% Senior Convertible Notes (“2019 Senior Notes”) from us. The 2019 Senior Notes bear interest at 8% per year and if converted, the interest is payable in kind (in common stock). The 2019 Senior Notes mature on December 15, 2020. At March 31, 2020 and December 31, 2019, we had $805,000 of 2019 Senior Notes outstanding.

The 2019 Senior Notes are convertible by the holder upon (i) completion of listing our common stock on either the Nasdaq Capital Market or the New York Stock Exchange or if we raise at least $14 million, prior to December 15, 2020, the maturity date of the 2019 Senior Notes, in one or more qualified financings. If the 2019 Senior Notes are not paid or converted prior to their maturity date, the principal and any accrued interest will be automatically or mandatorily converted into our common stock. The 2019 Senior Notes, plus any accrued interest, is convertible into shares of our common stock at a conversion price equal to the lower of (i) $14.28 per share or (ii) a price per share equal to a 10% discount to the pre-money valuation of a Qualified Financing or an Equity State Transaction, both as defined in the 2019 Senior Note agreement, occurring after the closing of the 2019 Senior Note financing. Upon either mandatory conversion or conversion at the holder’s option, the holder will also receive stock purchase warrants on a 1:1 basis to the number of shares of common stock received that have an exercise price equal to the greater of (i) the closing price of our common stock on the date of conversion or (ii) $19.04 per share.

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

Note 6 – Stockholders’ Equity

On September 30, 2019, our Pledge Agreement with PoC Capital was amended to reduce the committed funds under this Agreement from $1.8 million to $900,000, which was paid in full as of December 31, 2019. As part of the Pledge Agreement amendment, PoC Capital forfeited the pledged collateral (56,640 shares of our common stock and warrants to purchase 56,640 shares of our common stock) in the amended agreement. The forfeited shares and warrants have been returned to us.

We have not had any sales of our preferred stock since we were incorporated on March 29, 2011 and there were no issued or outstanding shares of preferred stock at March 31, 2020 or December 31, 2019.

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

The computation of net loss per share for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
	2020	2019
Basic and diluted net loss per share:
Net loss	$(874,336)	$(750,832)
Weighted average number of common shares-basic and diluted	5,515,447	5,525,009

Basic and diluted net loss per share	$(0.16)	$(0.14)

We have determined the sale of the 2019 Senior Notes in late 2019, which are convertible into common stock at a conversion rate of $14.28 per share, triggered the full ratchet anti-dilution provision of the common stock we sold in 2018 Private Placement Transactions. As a result, those shareholders were entitled to 28,971 shares of common stock in the fourth quarter of 2019. We will issue 28,971 shares of common stock to these shareholders in 2020. For purposes of computing our basic and diluted EPS, we included these shares in our weighted number of common shares outstanding for the three months ended March 31, 2020.

The following potentially dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive for the periods presented.

	2020	2019
Stock options and purchase warrants	725,423	642,657
Senior convertible notes	57,500	17,854

Note 8 – Operating Leases

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

Lease costs included in our condensed consolidated statement of operations totaled $24,207 and $24,573 for the three months ended March 31, 2020 and 2019, respectively. The weighted average remaining lease terms and discount rate for our operating leases were as follows at March 31, 2020:

Weighted average remaining lease term (years) for our facility and equipment leases	2.47
Weighted average discount rate for our facility and equipment leases	8.00%

Maturities of our lease liabilities for all operating leases were as follows as of March 31, 2020:

2020	$69,321
2021	90,495
2022	69,741
Total lease payments	229,557
Less: Interest	(23,392)
Present value of lease liabilities	206,165
Less: current maturities	(78,013)
Non-current lease liability	$128,152

Note 9 – Related Party Transactions

A shareholder, CorLyst, LLC, reimburses us for shared costs related to payroll, health care insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our condensed consolidated statement of operations. We did not receive reimbursements during the three months ended March 31, 2020. Amounts due from CorLyst at March 31, 2020 and December 31, 2019 were $23,452 and $0, respectively.

At March 31, 2020, we also had approximately $4,500 due from employees for health insurance contributions. We did not have comparable a similar receivable at December 31, 2019.

Note 10 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations and subcontractors to further develop our products. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. We had no purchase obligations at March 31, 2020.

Note 11 – Subsequent Event

As mentioned in Note 1 – Going Concern, on April 2, 2020, we borrowed $200,000 under the LOC Agreement with DKBK. We also received $162,459 on May 5, 2020 under the Paycheck Protection Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our limited operating history, limited cash and history of losses; our ability to achieve profitability; our ability to obtain adequate financing to fund our business operations in the future; the impact of the global pandemic caused by the novel coronavirus, COVID-19, including its impact on our ability to obtain financing or complete clinical trials; our ability to secure required FDA or other governmental approvals for our product candidates and the breadth of the indication sought; the impact of competitive or alternative products, technologies and pricing; whether we are successful in developing and commercializing our technology, including through licensing; the adequacy of protections afforded to us and/or our licensor by the anticipated patents that we own or license and the cost to us of maintaining, enforcing and defending those patents; our and our licensor’s ability to protect non-patented intellectual property rights; our exposure to and ability to defend third-party claims and challenges to our and our licensor’s anticipated patents and other intellectual property rights; and our ability to continue as a going concern. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

On October 4, 2017, we acquired all the net assets of Promet Therapeutics, LLC (“Promet) a private Delaware limited liability company, including the rights to the CoNCERT Agreement in exchange for 4,535,036 shares of our common stock. Immediately following the transaction, the former equity holders of Promet owned approximately 84% and held approximately 6% of the shares for the benefit of CoNCERT in relation to the CoNCERT contribution of the license to Processa as part of the Section 351 transaction, and our stockholders immediately prior to the transaction owned approximately 10% of our common stock. In March 2018, Promet released 298,615 shares to CoNCERT in connection with exercising the license and option agreement. Promet has since distributed the remaining 4,236,421 shares of the common stock it held to its partners. We accounted for the net asset acquisition transaction as a “reverse acquisition” merger under the acquisition method for GAAP, where Promet was considered the accounting acquirer; and for tax purposes, as a tax-free contribution under Internal Revenue Code Section 351.

We have a limited operating history as we were formed on March 29, 2011. Since that date, our operations have focused on acquiring the rights to PCS499, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any drug candidates approved for sale and have not yet generated any revenue from drug sales. We have funded our operations through the private sale of equity and equity-linked securities to accredited investors. Since inception, we have incurred operating losses. As of March 31, 2020, we had an accumulated deficit of $11.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

We have relied on private placements with a small group of accredited investors to finance our business and operations. On September 20, 2019, we entered into two separate Line of Credit Agreements (“LOC Agreements”) with DKBK Enterprises, LLC (“DKBK”) and current shareholder CorLyst, LLC (“CorLyst”), both related parties (“Lenders”), which provide a revolving commitment of up to $700,000 each ($1.4 million total). Under the LOC Agreements, all funds borrowed will bear an 8% annual interest rate. The Lenders have the right to convert all or any portion of the debt and interest into Processa common shares. Our Chief Executive Officer (CEO) is also the CEO and Managing Member of both Lenders. CorLyst directly holds 1,073,050 shares of Processa common stock, representing approximately 19.6% of the Company’s outstanding shares of voting capital stock. As of April 30, 2020, we have borrowed $200,000 under the LOC Agreement with DKBK.

We have not had any revenue since our inception, and we do not currently have any revenue under contract or any immediate sales prospects. For the three months ended March 31, 2020, we incurred a net loss from continuing operations of $874,336 and used $546,453 in net cash from operating activities. We expect our operating costs to be substantial as we incur costs related to the clinical trials for our product candidates and that we will operate at a loss for the foreseeable future. At March 31, 2020, we had cash and cash equivalents totaling $142,277.

In December 2019, we closed our bridge financing and issued $805,000 of the 2019 Senior Notes to accredited investors. In order to preserve cash, we have also delayed some of our cash outflows, primarily through the deferred payment of salaries ($186,044, which has been accrued and included in accrued expenses at March 31, 2020) until such time as we have raised sufficient funding.

Based on our current plan, we will need to raise additional capital to fund our future operations. While we believe our current resources are adequate to complete our current Phase 2a trial for NL, we do not currently have resources to conduct other future trials, such as the Phase 3 clinical trial approved by the FDA, or develop PCS100 without raising additional capital. We believe that our existing cash and LOC Agreements will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. The timing and extent of our spending will depend on the costs associated with, and the results of, our Phase 2a trial for NL. Our anticipated spending and our cash flow needs could change significantly as the trial progresses. There may be costs we incur during our trial that we do not currently anticipate in order to complete the trial, requiring us to need additional capital sooner than currently expected.

We have begun the process to raise capital in an underwritten public offering, however, we have faced delays due to the global pandemic caused by the novel coronavirus, COVID-19. On May 5, 2020, we received $162,459 under the Paycheck Protection Program.

As a result, substantial doubt existed about our ability to continue as a going concern as of the date of the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern based on the outcome of these uncertainties described above.

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

On June 22, 2018, the FDA granted orphan-drug designation for PCS499 for the treatment of NL. On September 28, 2018, the FDA cleared our IND for PCS499 in NL such that we could move forward with the Phase 2 trial multicenter, open-label prospective study designed to determine the safety and tolerability of PCS499 in patients with NL. The first enrolled NL patient in this Phase 2 clinical trial was dosed on January 29, 2019 and the study completed enrollment on August 23, 2019. The main objective of the trial is to evaluate the safety and tolerability of PCS499 in patients with NL and to use the collected safety and efficacy data to design future clinical trials. Based on toxicology studies and healthy human volunteer studies, Processa and the FDA agreed that a PCS499 dose of 1.8 grams/day would be the highest dose administered to NL patients in this Phase 2 trial. As anticipated, the PCS499 dose of 1.8 grams/day, 50% greater than the maximum tolerated dose of PTX, appeared to be well tolerated with no serious adverse events reported. Ten patients reported adverse events in the study, all of which have been mild in severity. As expected, gastrointestinal symptoms have been the most noted adverse events and reported in four patients, all of which were mild in severity and resolved within 1-2 weeks of starting dosing.

The two patients presenting with more severe ulcerated NL had ulcers for more than two months prior to dosing. At baseline, the reference ulcer in one of the two patients measured 3.5 cm2 and had completely closed by Month 2 of treatment. The second patient had a baseline reference ulcer of 1.2 cm2 which completely closed by Month 9. In addition, while in the trial one of these patients also developed small ulcers at other sites as a result of contact trauma to the site and these ulcers resolved within one month. The other ten patients presenting with mild to moderate NL and no ulceration had some improvement of the NL lesions but not as dramatic as the more serious ulcerated patients. Historically, less than 20% of all the patients with NL naturally progress to complete healing. Although the natural healing of the more severe NL patients with ulcers has not been evaluated independently, medical experts who treat NL patients believe that the natural progression of an open ulcerated wound to complete closure would be less than 5-10% if followed for approximately 12 months after presentation. In those patients without ulcers in our clinical trial, we have only seen a slight change in the NL lesion.

On March 25, 2020, we met with the FDA and discussed the clinical program, as well as the nonclinical and clinical pharmacology plans to support the submission of the PCS499 New Drug Application (NDA) in the U.S. for the treatment of ulcers in NL patients. With input from the FDA through a Special Protocol Assessment, we will be designing and conducting a Phase 3 trial to evaluate the ability of PCS499 to completely close ulcers in patients with NL. We initially planned to begin recruiting for this trial in the fourth quarter 2020 but with the COVID-19 pandemic, we expect to begin recruiting patients in 2021. The FDA will determine if a second confirmatory Phase 3 trial is required after reviewing the results from this initial trial.

Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our net loss during the periods indicated:

	Three months ended
	March 31,
	2020	2019	Change
Operating Expenses
Research and development expenses	$501,771	$484,750	$17,021
General and administrative expenses	484,353	397,766	86,587

Operating Loss	(986,124)	(882,516)

Other Income (Expense)
Interest expense	(17,170)	(4,600)	(12,570)
Interest income	829	5,985	(5,156)

Net Operating Loss Before Income Tax Benefit	(1,002,465)	(881,131)
Income Tax Benefit	128,129	130,299	(2,170)

Net Loss	$(874,336)	$(750,832)

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

During the three months ended March 31, 2020 and 2019, we incurred total research and development expenses of $501,771 and $484,750, respectively, for the continued development and testing of our lead product, PCS499. Costs for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
Amortization of intangible assets	$198,832	$198,832
Research and development salaries and benefits	140,298	158,855
Preclinical, clinical trial and other costs	162,641	127,063
Total	$501,771	$484,750

Overall, during the three months ended March 31, 2020, our research and development costs increased by $17,021 as detailed below.

The increase in research and development expenses was due to an increase in preclinical, clinical trial and other costs of $35,578 during the three months ended March 31, 2020 when compared to the same period in 2019. This increase was attributable to regulatory filing and consulting fees as we prepared for our meeting with the FDA, as well as increased costs related to our Phase 2a clinical trial. The increase was offset by a decrease in research and development salaries and benefits of $18,557 for the three months ended March 31, 2020 when compared to the same period in 2019 related to the departure of two research and development team members in the first quarter of 2020.

We anticipate our research and development costs to increase in the future as we complete our Phase 2a clinical trial activities for NL in 2020. We incurred $98,883 of costs related to our Phase 2a trial during the three months ended March 31, 2020 and expect to spend an additional $335,000 for the remainder of the trial. We believe, based on our estimates, the total cost of our current Phase 2a trial to be approximately $1.5 million. We had a clinical trial funding investor pay for $900,000 of the clinical trial costs and we will cover the remaining $600,000 with funds received from the sale of our 2019 Senior Notes and our LOC Agreements, as necessary.

The funding necessary to bring a drug candidate to market is, however, subject to numerous uncertainties. Once a drug candidate is identified, the further development of that drug candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand. For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Certain of our programs may be terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. We anticipate our research and development costs to increase in the future as we complete our Phase 2a clinical trial activities, prepare a Special Protocol Assessment and beginning designing and conducting a Phase 3 trial to evaluate the ability of PCS499 to completely close ulcers in patients with NL and initiate any research activities related to PCS100. We expect to begin recruiting patients for our Phase 3 trial for NL in 2021. The FDA will determine if a second confirmatory Phase 3 trial is required after reviewing the results from this initial trial.

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

General and Administrative Expenses.

Our general and administrative expenses for the three months ended March 31, 2020 increased by $86,587 to $484,353 from $397,766 for the three months ended March 31, 2019. The majority of the increase was due to a $116,000 increase in our Delaware franchise tax as a result of our 1-for-7 reverse stock split in December 2019. We are currently evaluating options to decrease our franchise tax liability in the future.

We also experienced an increase in our insurance and office expenses of $11,000 and increased payroll and related costs of approximately $18,000. These increases were offset by reductions in professional fees for legal, accounting, advisory and consulting costs, as well as decreases in travel, utilities, training and repairs and maintenance of approximately $60,000. Reimbursements from CorLyst of $24,747 for rent and other costs during the three months ended March 31, 2020 were approximately $1,200 less than the same period in 2019.

We expect the general and administrative expenses to continue to increase as we add staff to support our growing research and development activities and the administration required to operate as a public company.

Interest Expense and Interest Income

Interest expense was $17,170 and $4,600 for the three months ended March 31, 2020 and 2019, respectively, related to our $805,000 and $2.58 million of 8% Senior Notes sold in 2019 and 2017, respectively. Included in interest expense is the amortization of debt issuance costs totaling $1,070 and $0 for the three months ended March 31, 2020 and 2019, respectively.

Interest income was $829 and $5,985 for the three months ended March 31, 2020 and 2019, respectively. Interest income represents interest earned on money market funds.

Income Tax Benefit.

An income tax benefit of $128,129 was recognized for the three months ended March 31, 2020 as a result of our recording and amortizing the deferred tax liability created in connection with our acquisition of CoNCERT’s license and “Know-How” in exchange for Processa stock that had been issued in the Internal Revenue Code Section 351 transaction on March 19, 2018. The Section 351 transaction treated the acquisition of the Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability will be reduced for the effect of the non-deductibility of the amortization of the intangible asset and may be offset by the deferred tax assets resulting from net operating tax losses. This offset results in the recognition of a deferred tax benefit shown in the consolidated statements of operations.

Financial Condition

At March 31, 2020, we had $142,277 in cash. Net cash used in our operating activities during the three months ended March 31, 2020 totaled $546,453 compared to $607,429 for the three months ended March 31, 2019.

Our total assets decreased by approximately $871,000 to $10.0 million at March 31, 2020 compared to $10.9 million at December 31, 2019. This decrease is a result of the operating costs we have incurred during the three months ended March 31, 2020 since December 31, 2019.

At March 31, 2020, our total liabilities, not including the impact of deferred income taxes, increased $35,500 to $1,374,454 when compared to $1,338,954 at December 31, 2019. This increase is due to increases in accounts payable, accrued expenses related to accrued salary liability and accrued interest related to the 2019 Senior Notes.

In December 2019, we closed our bridge financing and issued $805,000 of the 2019 Senior Notes to accredited investors.

In connection with exercising the option agreement with CoNCERT, we recognized a $3,037,147 deferred income tax liability since the intangible assets purchased had only a nominal tax basis. Our deferred tax liability has been and is expected to be reduced each period by the effect of the non-deductibility of the amortization of the intangible asset and an amount up to the income tax effect of our net loss.

Liquidity and Capital Resources

To date, we have funded our business and operations primarily through the private placement of equity securities and senior secured convertible notes. At March 31, 2020, we had $142,277 in cash and cash equivalents compared to $691,536 at December 31, 2019. In December 2019, we closed our bridge financing and issued $805,000 of the 2019 Senior Notes to accredited investors. In order to preserve cash, we have also delayed some of our cash outflows, primarily through the deferred payment of salaries ($186,044, which has been accrued and included in accrued expenses on the condensed consolidated balance sheet at March 31, 2020) until such time as we have raised sufficient funding.

On September 20, 2019, we entered into two separate LOC Agreements with DKBK and current shareholder CorLyst, both related parties, which provide a revolving commitment of up to $700,000 each ($1.4 million total). Under the LOC Agreements, all funds borrowed will bear an 8% annual interest rate. The Lenders have the right to convert all or any portion of the debt and interest into Processa common shares. Our Chief Executive Officer (CEO) is also the CEO and Managing Member of both Lenders. CorLyst directly holds 1,073,050 shares of Processa common stock, representing approximately 19.6% of the Company’s outstanding shares of voting capital stock. As of April 30, 2020, we have drawn $200,000 under the LOC Agreement with DKBK.

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

Based on our current plan, we will need to raise additional capital to fund our future operations. While we believe our current resources are adequate to complete our current Phase 2a trial for NL, we do not currently have resources to conduct other future trials, such as the Phase 3 clinical trial approved by the FDA, or develop PCS100 without raising additional capital. We believe that our existing cash and LOC Agreements will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. The timing and extent of our spending will depend on the costs associated with, and the results of our Phase 2a trial for NL. Our anticipated spending and our cash flow needs could change significantly as the trial progresses. There may be costs we incur during our trial that we do not currently anticipate in order to complete the trial, requiring us to need additional capital sooner than currently expected.

We have begun the process to raise capital in an underwritten public offering, however, we have faced delays due to the global pandemic caused by the novel coronavirus, COVID-19. On May 5, 2020, we received $162,459 under the Paycheck Protection Program.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(546,453)	$(607,429)
Investing activities	-	-
Financing activities	(2,806)	115,000
Net decrease in cash	$(549,259)	$(492,429)

Net cash used in operating activities

We used net cash in our operating activities of $546,453 and $607,429 during the three months ended March 31, 2020 and 2019, respectively. The decrease in cash used in operating activities during the first quarter of 2020 compared to the comparable period in 2019 was related to a decreased amount of direct cash costs incurred, such as salaries. Our net loss for the three months ended March 31, 2020 was $123,504 greater than the comparable period in 2019. This was due primarily to our increased clinical trial costs and accrued interest related to the 2019 Senior Notes.

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

Net cash used in investing activities

We had no cash sources or uses for investing activities during the three months ended March 31, 2020 or 2019.

Net cash (used in) provided by financing activities

We used net cash in our financing activities of $2,806 related to the anticipated capital offering during the three months ended March 31, 2020. Net cash provided by financing activities during the three months ended March 31, 2019 is $115,000 we received from our clinical trial funding investor in partial satisfaction of his stock subscription receivable that he paid directly to our CRO.

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

Contractual Obligations and Commitments

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off Balance Sheet Arrangements

At March 31, 2020, we did not have any off-balance sheet arrangements.

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

In our 2019 Annual Report on Form 10-K, we identified the following material weaknesses in our internal control over financial reporting, which are common in many small companies with limited staff including: (i) certain entity level controls; (ii) inadequate segregation of duties throughout the entire year; and (iii) insufficient documentation of certain policies and procedures for transaction processing, accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines, their related controls and the operation thereof. These material weaknesses continue to be present at March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take remediation actions to rectify our control deficiencies (including material weaknesses) through the adoption and implementation of written policies and procedures for transaction processing, accounting and financial reporting, as well as strengthening our supervisory review processes.

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

Item 1A. Risk Factors

The following additional risk factor related to COVID-19 should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2019 Form 10-K. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.

The ongoing COVID-19 pandemic may disrupt our operations and affect our ability to successfully conduct clinical studies and raise capital.

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets. We are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our results from operations, financial condition, and scientific and clinical activities due to numerous factors that are not within our control, including the duration and severity of the outbreak, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee illness or quarantines, which could result in disruptions to our operations and adversely impact our results from operations and financial condition. In addition, the COVID-19 pandemic has resulted in ongoing volatility in the financial and capital markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted. In addition, we may experience delays in conducting our clinical trials as a result of stay-at-home orders or otherwise, which would delay our drug development process.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sale of Unregistered Securities

We did not have any sales of unregistered securities during the three months ended March 31, 2020.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2020.

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
Chief Executive Officer (Principal Executive Officer) Dated: May 15, 2020

By:	/s/ James Stanker
James Stanker Chief Financial Officer (Principal Financial and Accounting Officer) Dated: May 15, 2020

