Form 10-Q
period 2020-06-30
Processa Pharmaceuticals, Inc.
filed 2020-08-05
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

YES [  ] NO [X]

The registrant has 5,515,447 shares of common stock outstanding as of July 31, 2020.

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

PROCESSA PHARMACEUTICALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$452,654	$691,536
Due from related party	26,497	-
Prepaid expenses and other	97,682	315,605
Total Current Assets	576,833	1,007,141
Property and Equipment
Property and equipment, net	4,707	8,930
Other Assets
Operating lease right-of-use assets, net of accumulated amortization	179,591	219,074
Intangible assets, net of accumulated amortization	9,244,790	9,642,454
Security deposit	5,535	5,535
Total Other Assets	9,429,916	9,867,063
Total Assets	$10,011,456	$10,883,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Senior convertible notes, net of debt issuance costs	$804,643	$802,503
Line of credit payable – related party	500,000	-
Note payable – Paycheck Protection Program, current portion	72,203	-
Current maturities of operating lease liability	71,967	77,992
Accrued interest	58,483	21,902
Accounts payable	73,371	75,612
Due to related parties	-	316
Accrued expenses	317,252	213,239
Total Current Liabilities	1,897,919	1,191,564
Non-current Liabilities
Note payable – Paycheck Protection Program	90,256	-
Non-current operating lease liability	114,595	147,390
Net deferred tax liability	1,315,666	1,531,630
Total Liabilities	3,418,436	2,870,584

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 30,000,000 and 100,000,000 shares authorized; 5,514,447 and 5,486,476 issued and outstanding at June 30, 2020 and December 31, 2019	552	549
Additional paid-in capital	19,182,228	18,994,008
Common stock deemed dividend payable: 28,971 shares at par value	-	3
Accumulated deficit	(12,589,760)	(10,982,010)
Total Stockholders’ Equity	6,593,020	8,012,550
Total Liabilities and Stockholders’ Equity	$10,011,456	$10,883,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Expenses
Research and development expenses	$427,109	$726,904	$925,855	$1,211,655
General and administrative expenses	374,878	410,072	859,255	807,837
Total operating expenses	801,987	1,136,976	1,788,110	2,019,492

Operating Loss	(801,987)	(1,136,976)	(1,788,110)	(2,019,492)

Other Income (Expense)
Interest expense	(19,280)	(6,102)	(36,450)	(10,702)
Interest income	18	3,398	846	9,383
Total other income (expense)	(19,262)	(2,704)	(35,604)	(1,319)

Net Operating Loss Before Income Tax Benefit	(821,249)	(1,139,680)	(1,823,714)	(2,020,811)

Income Tax Benefit	87,835	170,602	215,964	300,901

Net Loss	$(733,414)	$(969,078)	$(1,607,750)	$(1,719,910)

Net Loss per Common Share - Basic and Diluted	$(0.13)	$(0.18)	$(0.29)	$(0.31)

Weighted Average Common Shares Used to Compute Net Loss Applicable to Common Shares - Basic and Diluted	5,515,447	5,525,009	5,515,447	5,525,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2020 and 2019

(Unaudited)

Six Months Ended June 30, 2019
			Additional	Common Stock
	Common Stock		Paid-In	Dividend	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balance at January 1, 2020	5,486,476	$549	$18,994,008	$3	$(10,982,010)	$8,012,550
Stock-based compensation	-	-	98,663	-	-	98,663
Transaction costs related to anticipated 2020 offering	-	-	(2,806)	-	-	(2,806)
Net loss	-	-	-	-	(874,336)	(874,336)
Balance, March 31, 2020	5,486,476	549	19,089,865	3	(11,856,346)	7,234,071
Stock-based compensation	-	-	93,869	-	-	93,869
Stock dividend distributed due to full-ratchet anti-dilution adjustment	28,971	3	-	(3)	-	-
Transaction costs related to anticipated 2020 offering	-	-	(1,506)	-	-	(1,506)
Net loss	-	-	-	-	(733,414)	(733,414)
Balance, June 30, 2020	5,515,447	$552	$19,182,228	$-	$(12,589,760)	$6,593,020

Six Months Ended June 30, 2019
			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, January 1, 2019	5,525,009	$552	$19,124,600	$(1,800,000)	$(7,624,134)	$9,701,018
Stock-based compensation	-	-	58,559	-	-	58,559
Payments made directly by investor for clinical trial costs	-	-	-	115,000	-	115,000
Net loss	-	-	-	-	(750,832)	(750,832)
Balance, March 31, 2019	5,525,009	552	19,183,159	(1,685,000)	(8,374,966)	9,123,745
Stock-based compensation	-	-	66,476	-	-	66,476
Payments made directly by investor for clinical trial costs	-	-	-	280,927	-	280,927
Net loss	-	-	-	-	(969,078)	(969,078)
Balance, June 30, 2019	5,525,009	$552	$19,249,635	$(1,404,073)	$(9,344,044)	$8,502,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash Flows From Operating Activities
Net loss	$(1,607,750)	$(1,719,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,223	4,223
Non-cash lease expense for right-of-use assets	39,483	36,282
Amortization of debt issuance costs	2,140	-
Amortization of intangible asset	397,664	397,664
Deferred income tax benefit	(215,964)	(300,901)
Stock-based compensation	192,532	125,035

Net changes in operating assets and liabilities:
Prepaid expenses and other	217,923	(10,090)
Operating lease liability	(38,820)	(38,940)
Accrued interest	36,581	8,587
Accounts payable	(2,241)	(148,751)
Due (from) to related parties	(26,813)	22,919
Accrued expenses	104,013	208,979
Net cash used in operating activities	(897,029)	(1,414,903)

Cash Flows From Financing Activities
Proceeds received in satisfaction of stock subscription receivable	-	395,927
Borrowings on line of credit payable from related party	500,000	-
Proceeds received from our Paycheck Protection Program note payable	162,459	-
Transaction costs related to anticipated 2020 offering	(4,312)	-
Net cash (used in) provided by financing activities	658,147	395,927

Net Decrease in Cash	(238,882)	(1,018,976)
Cash and Cash Equivalents – Beginning of Period	691,536	1,740,961
Cash and Cash Equivalents – End of Period	$452,654	$721,985

Non-Cash Investing and Financing Activities
Right-of-use asset obtained in exchange for operating lease liability	$-	$(293,198)
Reduction in deferred lease liability	-	(9,963)
Operating lease liability	-	303,161
Net	$-	$-

Issuance of 28,971 shares of common stock due to triggering, in December 2019, the full ratchet anti-dilution provision of common stock sold in our 2018 Private Placement Transactions	$3	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Processa is a clinical stage biopharmaceutical company focused on the development of drug products that are intended to improve the survival and/or quality of life for patients who have a high unmet medical need condition. Within this group of pharmaceutical products, we currently are developing one product for multiple indications (i.e., the use of a drug to treat a particular disease) and will begin developing our newly acquired drugs (PCS11T and PCS100) once adequate funding has been obtained. We continue searching for additional products for our portfolio that meet our criteria.

PCS499

Our lead product, PCS499, is an oral tablet that is a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). The advantage of PCS499 is that it potentially may work in many conditions because PCS499 and its metabolites act on multiple pharmacological targets that are important in the treatment of these conditions. Based on its pharmacological activity, we have identified unmet medical need conditions where the use of PCS499 may result in clinical efficacy. The lead indication currently under development for PCS499 is Necrobiosis Lipoidica (NL). NL is a chronic, disfiguring condition affecting the skin and the tissue under the skin typically on the lower extremities with no currently approved FDA treatments. NL presents more commonly in women than in men and ulceration can occur in approximately 30% of NL patients which can lead to more severe complications, such as deep tissue infections and osteonecrosis threatening life of the limb. Approximately 22,000 - 55,000 people in the United States and more than 120,000 people outside the United States are affected with ulcerated NL.

The degeneration of tissue occurring at the NL lesion site is caused by a number of pathophysiological changes which has made it extremely difficult to develop effective treatments for this condition. PCS499 may provide a solution since PCS499 and its metabolites affect a number of the biological pathways which contribute to the pathophysiology associated with NL.

On June 22, 2018, the FDA granted orphan-drug designation for PCS499 for the treatment of NL. On September 28, 2018, the FDA cleared our IND for PCS499 in NL such that we could move forward with a Phase 2A trial multicenter, open-label prospective trial designed to determine the safety and tolerability of PCS499 in patients with NL. The first enrolled NL patient in this Phase 2A clinical trial was dosed on January 29, 2019 and the study completed enrollment on August 23, 2019. The main objective of the trial was to evaluate the safety and tolerability of PCS499 in patients with NL and to use the collected safety and efficacy data to design future clinical trials. Based on toxicology studies and healthy human volunteer studies, Processa and the FDA agreed that a PCS499 dose of 1.8 grams/day would be the highest dose administered to NL patients in this Phase 2A trial. As anticipated, the PCS499 dose of 1.8 grams/day, 50% greater than the maximum tolerated dose of PTX, appeared to be well tolerated with no serious adverse events reported.

Two patients presenting with more severe ulcerated NL had ulcers for more than two months prior to dosing. At baseline, the reference ulcer in one of the two patients measured 3.5 cm2 and had completely closed by Month 2 of treatment. The second patient had a baseline reference ulcer of 1.2 cm2 which completely closed by Month 9. In addition, while in the trial both patients also developed small ulcers at other sites as a result of contact trauma to the site and these ulcers resolved within one month. The other ten patients presenting with mild to moderate NL and no ulceration had some improvement of the NL lesions but not as dramatic as the more serious ulcerated patients. Historically, less than 20% of all the patients with NL naturally progress to complete healing over the first one to two years after presenting with NL. Although the natural healing of the more severe NL patients with ulcers has not been evaluated independently, medical experts who treat NL patients believe that the natural progression of an open ulcerated wound to complete closure would be significantly less than the 20% reported as the maximum percentage of patients who naturally heal over the 12-24 months after NL presentation with the likelihood and time of healing possibly being dependent on the size of the ulcer. Although our study enrolled only two ulcerated patients, the existing ulcers and trauma ulcers in both patients completely closed supporting that the diverse pharmacology of PCS499 and its metabolites (similar to PTX) positively effects the open ulcers in NL. In addition, those patients without ulcers in our clinical trial also saw positive changes in their NL lesion, although to a much lesser extent than the closing of the more serious ulcers.

We have completed the patient portion of our Phase 2A trial of PCS499 in NL, with the last patient completing the trial during the first quarter of 2020. We are in the process of closing the trial, but the close out of our two sites has been delayed as a result of COVID-19.

On March 25, 2020, we met with the FDA and discussed the clinical program, as well as the nonclinical and clinical pharmacology plans to support the submission of the PCS499 New Drug Application (NDA) in the U.S. for the treatment of ulcers in NL patients. With input from the FDA we will be designing the next trial as a randomized, placebo controlled trial to evaluate the ability of PCS499 to completely close ulcers in patients with NL, along with an open labelled safety trial that will serve as an extension study for those in the randomized, placebo controlled trial. We initially planned to begin recruiting for the randomized, placebo-controlled trial in the fourth quarter 2020 but with the COVID-19 pandemic, we expect to begin recruiting patients in early 2021. The decision to conduct the study as a Phase 3 study with further input from the FDA via a Special Protocol Assessment, or to perform a smaller Phase 2B study, is still to be determined based on financial considerations, current pandemic concerns and other priorities within our portfolio. A Phase 2B or a Phase 3 trial would be of similar design but would differ in the number of patients. The FDA also noted that only a single pivotal clinical trial may be required for an NDA approval to treat ulcerated NL if the percent responders in the treatment arm is highly significant (p << 0.05) compared to the placebo arm. The FDA noted that the final determination of accepting only a single trial for approval would be dependent on the FDA review of the trial results.

PCS11T

On May 24, 2020, we entered into a condition precedent License Agreement (the “Aposense Agreement”) with Aposense, LTD., (“Aposense”), pursuant to which we were granted a contingent license in the patent rights and the know-how to develop and commercialize their next generation irinotecan cancer drug, PCS-11T. Granting of the license is conditioned on the following being satisfied within 9 months of May 24, 2020 (or the Aposense Agreement shall terminate): (i) our closing of an equity financing and successful up-listing to Nasdaq and (ii) Aposense obtaining the approval of the Israel Innovation Authority for the consummation of the transactions contemplated by the Aposense Agreement.

PCS11T is a novel lipophilic anti-cancer pro-drug that is being developed for the treatment of the same solid tumors as prescribed for irinotecan. This pro-drug is a conjugate of a specific proprietary Aposense molecule connected to SN-38, the active metabolite of irinotecan. The proprietary molecule in PCS11T allows PCS11T to bind to cell membranes to form an inactive pro-drug depot on the cell with SN-38 preferentially accumulating in the membrane of tumors cells and the tumor core. This unique characteristic is expected to make the therapeutic window of PCS11T wider than all other irinotecan products such that the anti-tumor effect of PCS11T will occur at a much lower dose with a milder adverse effect profile than irinotecan. Irinotecan serves as a water-soluble pro-drug of SN-38, with SN-38 being significantly more potent as a topoisomerase I inhibitor than irinotecan. Despite the widespread use of commercially marketed irinotecan products in the treatment of metastatic colorectal cancer and other cancers resulting in peak annual sales of approximately $1.1 billion dollars, irinotecan has a narrow therapeutic window and includes an FDA “Black Box” warning for both neutropenia and severe diarrhea. Its adverse effects include diarrhea, neutropenia, leucopenia, lymphocytopenia, and anemia, which are major impediments to optimal dosing for efficacy since the dose must often be reduced with repeated treatment cycles. There is, therefore, a substantial unmet need to overcome the limitations of the current commercially marketed irinotecan products, improving efficacy and reducing the severity of treatment emergent adverse events. The potential wider therapeutic window of PCS11T will likely lead to more patients responding with less side effects when on PCS11T compared to other irinotecan products.

Pre-clinical studies conducted to date showed that that PCS11T has an efficacy advantage over Irinotecan as demonstrated by tumor eradication at much lower doses than irinotecan across various tumor xenograft models. PCS11T produced a marked, dose-related sustained tumor growth inhibition (TGI) in all the evaluated models. TGI in all of these models was significantly improved in comparison to irinotecan. Tumor regression was also observed in several models. PCS11T does not affect acetyl choline esterase (AChE) activity in human and rat plasma in vitro, which would suggest that PCS11T will show an improved safety profile, unlike irinotecan, which is known for its cholinergic related side-effects.

Prior to the License Agreement, Aposense had met with the FDA at a Pre-IND meeting. At that meeting, agreement was reached related to the necessary manufacturing and toxicological study requirements for filing the IND and the subsequent design of the Phase 1B study for PCS11T in the treatment of solid tumors. Depending upon our available funds, we are currently planning to manufacture the product at a GMP facility, conduct the required toxicological studies required to file the IND and initiate the Phase 1B study in oncology patients with solid tumors in late 2021.

PCS100

On August 29, 2019, we entered into an exclusive license agreement with Akashi Therapeutics, Inc. (“Akashi”) to develop and commercialize an anti-fibrotic, anti-inflammatory drug, PCS100, which also promotes healthy muscle fiber regeneration. In previous clinical trials in Duchenne Muscular Dystrophy (DMD), PCS100 showed promising improvement in the muscle strength of non-ambulant pediatric patients. Although the FDA placed a clinical hold on the DMD trial after a serious adverse event in a pediatric patient, the FDA has removed the drug off clinical hold and defined how PCS100 can resume clinical trials in DMD. Once we have obtained adequate funding, we plan to develop PCS100 in rare adult fibrotic related diseases such as focal segmental glomerulosclerosis, idiopathic pulmonary fibrosis or Scleroderma. At the present time we are evaluating the potential GMP manufacturing facilities and the potential indications for PCS100.

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

Going Concern and Management’s Plans

Our condensed consolidated financial statements have been prepared using U.S. GAAP and are based on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging pharmaceutical company regarding product development and commercialization, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, rapid technological change, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities. We currently have no customers or pharmaceutical products to sell or distribute. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on private placements with a small group of accredited investors to finance our business and operations. As described in more detail below, we entered into two line of credit agreements last year with related parties providing a revolving commitment of an aggregate of up to $1.4 million. We have not had any revenue since our inception. We are looking at ways to add a revenue stream to offset some of our expenses but do not currently have any revenue under contract or any immediate sales prospects. At June 30, 2020, we had an accumulated deficit of $12.6 million, and during the six months ended June 30, 2020, we incurred a net loss of $1,607,750 and used $897,029 in net cash from operating activities from continuing operations. At June 30, 2020, we had cash and cash equivalents totaling $452,654.

On September 20, 2019, we entered into two separate Line of Credit Agreements (“LOC Agreements”) to borrow up to $700,000 with current shareholders and related parties: DKBK Enterprises, LLC (“DKBK”) and CorLyst, LLC (“CorLyst”) ($1.4 million total). Under the LOC Agreements, all funds borrowed bear an 8% annual interest rate. The lenders have the right to convert all or any portion of the debt and interest into shares of our common stock. Our Chief Executive Officer (CEO) is also the CEO and Managing Member of both lenders. DKBK directly holds 16,166 shares of our common stock, less than 1% of our outstanding common stock, and CorLyst beneficially owns 1,095,649 shares, representing 19.9% of our outstanding common stock. In April and June 2020, we drew $500,000 under the LOC Agreement with DKBK. On July 21, 2020, we drew an additional $200,000, bringing the total amount drawn under the LOC Agreement with DKBK to $700,000.

 In December 2019, we closed our bridge financing and issued $805,000 of 2019 Senior Notes to accredited investors. In order to preserve cash, in August 2019 we began delaying some cash outflows, primarily through the deferred payment of certain salaries ($210,800 has been included in accrued expenses at June 30, 2020) until such time as we have raised sufficient funding.

In May 2020, we entered into a promissory note in favor of the Bank of America under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a $162,459 loan (“the PPP Loan”). We plan to use the loan proceeds for payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

We have begun the process of raising capital in an underwritten public offering, however, we have faced delays due to the global pandemic caused by the novel coronavirus, COVID-19. Based on our current plan, we will need to raise additional capital to fund our future operations. While we believe our current resources are adequate to complete the closeout of our current Phase 2A trial for NL, we do not currently have resources to conduct other future trials, such as the Phase 2B/3 clinical trial approved by the FDA, or to develop our other drug candidates without raising additional capital. We believe that our existing cash and LOC Agreements will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020.

Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend our current or future clinical trial plans, or research and development programs. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Impairment of Long-Lived Assets and Intangibles Other Than Goodwill

We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles – Goodwill and Other, which require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its expected future undiscounted net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets based on the present value of the expected future cash flows associated with the use of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s evaluation, there was no impairment loss recorded during the six months ended June 30, 2020.

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

Net Loss Per Share

Basic loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. Since we experienced a net loss for both periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the six months ended June 30, 2020 and 2019 excludes the impact of 740,899 and 719,083 potentially dilutive common shares, respectively, related to outstanding stock options and warrants and the conversion of our 2017 and 2019 Senior Notes since those shares would have an anti-dilutive effect on loss per share.

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

Note 2 – Intangible Assets

Intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Gross intangible assets	$11,059,429	$11,059,429
Less: accumulated amortization	(1,814,639)	(1,416,975)
Total intangible assets, net	$9,244,790	$9,642,454

Amortization expense was $397,664 for the six months ended June 30, 2020 and 2019 and is included within research and development expense in the accompanying condensed consolidated statements of operations. Our estimated amortization expense for the next year will be approximately $795,000 per year and for annual periods thereafter approximately $788,000 per year.

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

Note 3 – Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of June 30, 2020, and December 31, 2019, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets related to deferred start-up costs and other minor temporary differences since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

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

Under ACS 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year to date ordinary operating tax basis loss before income taxes. Based on the projection, we expect to recognize the tax benefit from our projected ordinary tax loss, which can be used to offset the deferred tax liabilities related to the intangible assets and resulted in the recognition of a deferred tax benefit shown in the condensed consolidated statements of operations for six months ended June 30, 2020 and 2019. No current income tax expense is expected for the foreseeable future as we expect to generate taxable net operating losses.

Note 4 – Stock-based Compensation

We did not grant any stock options to our employees or non-employees during the six months ended June 30, 2020. During the six months ended June 30, 2019, we granted 129,919 stock options to employees and non-employees under the 2019 Omnibus Incentive Plan. At June 30, 2020, we had outstanding options to purchase 169,329 shares of our common stock of which options for the purchase of 56,853 shares of our common stock were vested. We recorded $192,532 and $125,035 of stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively.

Note 5 – 2019 Senior 8% Convertible Notes Payable

During the fourth quarter of 2019 existing shareholders purchased $805,000 of 8% Senior Convertible Notes (“2019 Senior Notes”) from us. The 2019 Senior Notes bear interest at 8% per year and if converted, the interest is payable in kind (in common stock). The 2019 Senior Notes mature on December 15, 2020. At June 30, 2020 and December 31, 2019, we had $805,000 of 2019 Senior Notes outstanding.

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

Note 6 – Related Party Line of Credit Agreements

On September 20, 2019, we entered into two separate Line of Credit Agreements (“LOC Agreements”) with DKBK Enterprises, LLC (“DKBK”) and CorLyst, LLC (“CorLyst”), both related parties (“Lenders”), which provide a revolving commitment of up to $700,000 each ($1.4 million total). Under the LOC Agreements, all funds borrowed bear an 8% annual interest rate. The lenders have the right to convert all or any portion of the debt and interest into shares of our common stock at a conversion price equal to the lower of (i) $14.28 per share, (ii) a price per share equal to a 10% discount to the pre-money valuation of a Qualified Financing or an Equity Stake Transaction, or (iii) at an adjusted price; all as defined in the 2019 Senior Note agreement. The Lenders will also receive stock purchase warrants on a 1:1 basis to the number of shares of common stock received that have an exercise price equal to the greater of (i) the closing price of our common stock on the date of conversion or (ii) $19.04 per share at the time of conversion.

Our Chief Executive Officer (CEO) is also the CEO and Managing Member of both lenders. DKBK directly holds 16,166 shares of our common stock, representing less than 1% of our outstanding common stock, and CorLyst beneficially owns 1,095,649 shares of our common stock, representing 19.9% of our outstanding common stock at June 30, 2020. In April and June 2020, we drew $500,000 under the LOC Agreement with DKBK. On July 21, 2020, we drew an additional $200,000, bringing the total amount drawn under the LOC Agreement with DKBK to $700,000.

Note 7 – Paycheck Protection Program Loan

In May 2020, we entered into a $162,459 Paycheck Protection Promissory Note (the “PPP Loan”) with the Bank of America. The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The current terms of the loan is two years with a maturity date of May 5, 2022 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan is deferred for the first six months of the term of the PPP Loan until November 5, 2020. Principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loan. We have used the proceeds of our PPP Loan for payroll costs. However, no assurance is provided that we will be able to obtain forgiveness of the PPP Loan in whole or in part. As of June 30, 2020, $72,203 of the total $162,459 PPP-related debt is classified as a current liability on our condensed consolidated balance sheets.

Note 8 – Stockholders’ Equity

On September 30, 2019, our Pledge Agreement with PoC Capital was amended to reduce the committed funds under this Agreement from $1.8 million to $900,000, which was paid in full as of December 31, 2019. As part of the Pledge Agreement amendment, PoC Capital forfeited the pledged collateral (56,640 shares of our common stock and warrants to purchase 56,640 shares of our common stock) in the amended agreement. The forfeited shares of our common stock and stock purchase warrants have been returned to us.

We determined the sale of the 2019 Senior Notes in late 2019 which are convertible into common stock at a conversion rate of $14.28 per share, triggered the full ratchet anti-dilution provision of common stock we sold in our 2018 Private Placement Transactions. As a result, those shareholders were entitled to 28,971 shares of common stock in the fourth quarter of 2019, which we issued on June 18, 2020. We accounted for these shares at December 31, 2019 as a deemed dividend payable at their par value.

On June 25, 2020, we amended our Certificate of Incorporation reducing the number of authorized shares of our common stock from 100,000,000 to 30,000,000. We believe 100,000,000 authorized shares of common stock was disproportionately large in relation to the Company’s outstanding common stock and our anticipated future needs, and the reduction will reduce our future Delaware franchise tax.

We have not had any sales of our preferred stock since we were incorporated on March 29, 2011 and there were no issued or outstanding shares of preferred stock at June 30, 2020 or December 31, 2019.

Note 9 – Net Loss per Share of Common Stock

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

The computation of net loss per share for the six months ended June 30, 2020 and 2019 was as follows:

	Six months ended June 30,
	2020	2019
Basic and diluted net loss per share:
Net loss	$(1,607,750)	$(1,719,910)
Weighted average number of common shares-basic and diluted	5,515,447	5,524,895

Basic and diluted net loss per share	$(0.29)	$(0.31)

The following potentially dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive for the periods presented.

	2020	2019
Stock options and purchase warrants	646,938	700,976
Senior convertible notes and LOC, plus related accrued interest	93,961	18,107
	740,899	719,083

Note 10 – Leases

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

Lease costs included in our condensed consolidated statement of operations totaled $23,995 and $24,729 for the three months ended June 30, 2020 and 2019, respectively, and $48,201 and $49,302 for the six months ended June 30, 2020 and 2019, respectively. The weighted average remaining lease terms and discount rate for our operating leases were as follows at June 30, 2020:

Weighted average remaining lease term (years) for our facility and equipment leases	2.23
Weighted average discount rate for our facility and equipment leases	8.00%

Maturities of our lease liabilities for all operating leases were as follows as of June 30, 2020:

2020	$45,869
2021	90,495
2022	69,741
Total lease payments	206,105
Less: Interest	(19,543)
Present value of lease liabilities	186,562
Less: current maturities	(71,967)
Non-current lease liability	$114,595

Note 11 – License Agreement with Aposense, Ltd.

On May 24, 2020 we executed a condition precedent License Agreement (“Aposense Agreement”) with Aposense under which they will provide us with an exclusive worldwide license (excluding China) to research, develop and commercialize products comprising or containing PCS11T. The grant of license is conditioned on the following being satisfied within 9 months of May 24, 2020 (or the Aposense Agreement shall terminate): (i) our closing of an equity financing and successful up-listing to Nasdaq and (ii) Aposense obtaining the approval of the Israel Innovation Authority for the consummation of the transactions contemplated by the Aposense Agreement. Within five business days of satisfying the conditions, we must issue Aposense a number of shares of common stock determined by dividing $2.5 million by the price per share paid by such investors in equity financing. Such shares will be subject to a lock-up, with 40% of such shares released from such lock up after six months and the remaining two 30% tranches to be released upon completion of the next two subsequent quarters. As additional consideration, we will pay Aposense development and regulatory milestone payments (up to $3.0 million per milestone) upon the achievement of certain milestones, which primarily consist of having a drug indication approved by a regulatory authority in the United States or another country. In addition, we must pay Aposense one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments we receive with Aposense based on any sub-license agreement we may enter into.

We are required to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of (i) submitting an IND for a drug indication within 30 months following the satisfaction of the license conditions above; (ii) dosing of a first patient with a product within 42 months following the satisfaction of the license conditions above; (iii) dosing of a first patient with a product in a pivotal clinical trial within 72 months following the satisfaction of the license conditions above and (iv) an NDA submission within 120 months following the satisfaction of the license conditions above. Either party may terminate the Aposense Agreement in the event of a material breach of the license agreement that has not been cured following written notice and a 90-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

Note 12 – Related Party Transactions

CorLyst reimburses us for shared costs related to payroll, health care insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our condensed consolidated statement of operations. We recorded $25,928 and $52,464 of reimbursements during the six months ended June 30, 2020 and 2019, respectively. Amounts due from CorLyst at June 30, 2020 and December 31, 2019 were $24,713 and $0, respectively.

At June 30, 2020, we also had approximately $1,700 due from certain employees for health insurance contributions. We did not have comparable a similar receivable at December 31, 2019.

Note 13 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations and subcontractors to further develop our products. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. We had no purchase obligations at June 30, 2020.

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

Overview

We are an emerging pharmaceutical company focused on the clinical development of drug products that are intended to improve the survival and/or quality of life for patients who have a high unmet medical need. Within this group of pharmaceutical products, we currently are developing one product for multiple indications (i.e., the use of a drug to treat a particular disease) and will begin developing newly acquired drugs (PCS11T and PCS100) once adequate funding has been obtained. We continue searching for additional products for our portfolio that meet our criteria.

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

We have a limited operating history as we were formed on March 29, 2011. Since that date, our operations have focused on acquiring the rights to PCS499, PCS11T, PCS100; organizing and staffing our company; business planning; raising capital; establishing our intellectual property portfolio and conducting clinical trials. We do not have any drug candidates approved for sale and have not yet generated any revenue from drug sales. We have funded our operations through the private sale of equity and equity-linked securities to accredited investors. Since inception, we have incurred operating losses. As of June 30, 2020, we had an accumulated deficit of $12.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue to invest in the development of PCS499 for the treatment of NL;

●	manufacture our drug candidate;

●	begin developing PCS11T and PCS100;

●	hire additional research and development and general and administrative personnel;

●	maintain, expand and protect our intellectual property portfolio;

●	evaluate opportunities for the development of additional drug candidates; and

●	incur additional costs associated with operating as a public company.

Going Concern and Management’s Plan

Our condensed consolidated financial statements have been prepared using U.S. GAAP and are based on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging pharmaceutical companies regarding product development and commercialization, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, rapid technological change, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities. We currently have no customers or pharmaceutical products to sell or distribute. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

We have relied primarily on private placements with a small group of accredited investors to finance our business and operations. As described in more detail below, we recently entered into two line of credit agreements with related parties providing a revolving commitment of an aggregate of up to $1.4 million. We have not had any revenue since our inception. We are looking at ways to add a revenue stream to offset some of our expenses but do not currently have any revenue under contract or any immediate sales prospects. At June 30, 2020, we had an accumulated deficit of $12.6 million, and during the six months ended June 30, 2020, we incurred a net loss for the six months of $1,607,750 and used $897,029 in net cash from operating activities from continuing operations. At June 30, 2020, we had cash and cash equivalents totaling $452,654.

On September 20, 2019, we entered into two separate Line of Credit Agreements (“LOC Agreements”) to borrow up to $700,000 with current shareholders and related parties DKBK Enterprises, LLC (“DKBK”) and CorLyst, LLC (“CorLyst”) ($1.4 million total). Under the LOC Agreements, all funds borrowed bear an 8% annual interest rate. The lenders have the right to convert all or any portion of the debt and interest into shares of our common stock. Our Chief Executive Officer (CEO) is also the CEO and Managing Member of both lenders. DKBK directly holds 16,166 shares of our common stock, less than 1% of our outstanding common stock, and CorLyst beneficially owns 1,095,649 shares, representing 19.9% of our outstanding common stock. In April and June 2020, we drew $500,000 under the LOC Agreement with DKBK. On July 21, 2020, we drew an additional $200,000, bringing the total amount drawn under the LOC Agreement with DKBK to $700,000.

In December 2019, we closed our bridge financing and issued $805,000 of 2019 Senior Notes to accredited investors. In order to preserve cash, in August 2019 we began delaying some cash outflows, primarily through the deferred payment of certain salaries ($210,800 has been included in accrued expenses at June 30, 2020) until such time as we have raised sufficient funding.

In May 2020, we entered into a promissory note in favor of the Bank of America under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (“the CARES Act”), for a $162,459 loan (“the PPP Loan”). We have used the loan proceeds for payroll costs in accordance with the relevant terms and conditions of the CARES Act.

We have begun the process of raising capital in an underwritten public offering, however, we have faced delays due to the global pandemic caused by the novel coronavirus, COVID-19. Based on our current plan, we will need to raise additional capital to fund our future operations. While we believe our current resources are adequate to complete the closeout of our current Phase 2A trial for NL, we do not currently have resources to conduct other future trials, such as the Phase 2B/3 clinical trial approved by the FDA, or to develop our other drug candidates without raising additional capital. We believe that our existing cash and LOC Agreements will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020.

Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend our current or future clinical trial plans, or research and development programs. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Status of our Phase 2A Clinical Trial in Necrobiosis Lipoidica

Our lead product, PCS499, is an oral tablet that is a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). The advantage of PCS499 is that it potentially may work in many conditions because PCS499 and its metabolites act on multiple pharmacological targets that are important in the treatment of these conditions. Based on its pharmacological activity, we have identified unmet medical need conditions where the use of PCS499 may result in clinical efficacy. The lead indication currently under development for PCS499 is Necrobiosis Lipoidica (NL). NL is a chronic, disfiguring condition affecting the skin and the tissue under the skin typically on the lower extremities with no currently approved FDA treatments. NL presents more commonly in women than in men and ulceration occurs in approximately 30% of NL patients, which can lead to more severe complications, such as deep tissue infections and osteonecrosis threatening life of the limb. Approximately 22,000 - 55,000 people in the United States and more than 120,000 people outside the United States are affected with ulcerated NL.

The degeneration of tissue occurring at the NL lesion site is caused by a number of pathophysiological changes, which has made it extremely difficult to develop effective treatments for this condition. PCS499 may provide a solution since PCS499 and its metabolites affect a number of biological pathways, several of which contribute to the pathophysiology associated with NL.

On June 22, 2018, the FDA granted orphan-drug designation for PCS499 for the treatment of NL. On September 28, 2018, the FDA cleared our IND for PCS499 in NL such that we could move forward with a Phase 2A multicenter, open-label prospective trial designed to determine the safety and tolerability of PCS499 in patients with NL. The first enrolled NL patient in this Phase 2A clinical trial was dosed on January 29, 2019 and the study completed enrollment on August 23, 2019. The main objective of the trial was to evaluate the safety and tolerability of PCS499 in patients with NL and to use the collected safety and efficacy data to design future clinical trials. Based on toxicology studies and healthy human volunteer studies, Processa and the FDA agreed that a PCS499 dose of 1.8 grams/day would be the highest dose administered to NL patients in this Phase 2A trial. As anticipated, the PCS499 dose of 1.8 grams/day, 50% greater than the maximum tolerated dose of PTX, appeared to be well tolerated with no serious adverse events reported.

Two patients presenting with more severe ulcerated NL had ulcers for more than two months prior to dosing. At baseline, the reference ulcer in one of the two patients measured 3.5 cm2 and had completely closed by Month 2 of treatment. The second patient had a baseline reference ulcer of 1.2 cm2 which completely closed by Month 9. In addition, while in the trial both patients also developed small ulcers at other sites as a result of contact trauma to the site and these ulcers resolved within one month. The other ten patients presenting with mild to moderate NL and no ulceration had some improvement of the NL lesions but not as dramatic as the more serious ulcerated patients. Historically, less than 20% of all the patients with NL naturally progress to complete healing over the first one to two years after presenting with NL. Although the natural healing of the more severe NL patients with ulcers has not been evaluated independently, medical experts who treat NL patients believe that the natural progression of an open ulcerated wound to complete closure would be significantly less than the 20% reported as the maximum percentage of patients who naturally heal over the 12-24 months after NL presentation with the likelihood and time of healing possibly being dependent on the size of the ulcer. Although our study enrolled only two ulcerated patients, the existing ulcers and trauma ulcers in both patients completely closed supporting that the diverse pharmacology of PCS499 and its metabolites (similar to PTX) positively effects the open ulcers in NL. In addition, those patients without ulcers in our clinical trial also saw positive changes in their NL lesion, although to a much lesser extent than the closing of the more serious ulcers.

We have completed the patient portion of our Phase 2A trial of PCS499 in NL, with the last patient completing the trial during the first quarter of 2020. We are in the process of closing the trial, but the close out of our two sites has been delayed as a result of COVID-19.

On March 25, 2020, we met with the FDA and discussed the clinical program, as well as the nonclinical and clinical pharmacology plans to support the submission of the PCS499 New Drug Application (NDA) in the U.S. for the treatment of ulcers in NL patients. With input from the FDA, we will be designing the next trial as a randomized, placebo controlled trial to evaluate the ability of PCS499 to completely close ulcers in patients with NL, along with an open labelled safety trial that will serve as an extension study for those in the randomized, placebo-controlled trial. We initially planned to begin recruiting for the randomized, placebo controlled trial in the fourth quarter 2020 but with the COVID-19 pandemic, we expect to begin recruiting patients in early 2021. The decision to conduct the study as a Phase 3 study with further input from the FDA via a Special Protocol Assessment, or to perform a smaller Phase 2B study, is still to be determined based on financial considerations, current pandemic concerns and other priorities within our portfolio. A Phase 2B or a Phase 3 trial would be of similar design but would differ in the number of patients. The FDA also noted that only a single pivotal clinical trial may be required for an NDA approval to treat ulcerated NL if the percent responders in the treatment arm is highly significant (p << 0.05) compared to the placebo arm. The FDA indicated that the final determination of accepting only a single trial for approval would be dependent on the FDA review of the trial results.

License Agreement with Akashi Therapeutics, Inc.

On August 29, 2019, we entered into an exclusive license agreement (the “Akashi Agreement”) with Akashi Therapeutics, Inc. (“Akashi”) to develop and commercialize an anti-fibrotic, anti-inflammatory drug, PCS100, which also promotes healthy muscle fiber regeneration. In previous clinical trials in Duchenne Muscular Dystrophy (DMD), PCS100 showed promising improvement in the muscle strength of non-ambulant pediatric patients. Although the FDA placed a clinical hold on the DMD trial after a serious adverse event in a pediatric patient, the FDA has removed the drug off clinical hold and defined how PCS100 can resume clinical trials in DMD. Once we have obtained adequate funding, we plan to develop PCS100 in rare adult fibrotic related diseases such as focal segmental glomerulosclerosis, idiopathic pulmonary fibrosis or Scleroderma.

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

We are required to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of (i) requesting a meeting with the FDA for a first indication within 18 months of the date of the Akashi Agreement, (ii) submitting an IND for a drug indication on or before June 30, 2022 and (iii) initiating a Phase 1 or 2 trial for a drug indication on or before December 30, 2022. Either party may terminate the Akashi Agreement in the event of a material breach of the license agreement that has not been cured following written notice and a 60-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

License Agreement with Aposense, Ltd.

On May 24, 2020, we entered into a condition precedent License Agreement (the “Aposense Agreement”) with Aposense, pursuant to which we were granted a contingent license in the patent rights and the know-how to develop and commercialize their next generation irinotecan cancer drug, PCS-11T. Granting of the license is conditioned on the following being satisfied within 9 months of May 24, 2020 (or the Aposense Agreement shall terminate): (i) our closing of an equity financing and successful up-listing to Nasdaq and (ii) Aposense obtaining the approval of the Israel Innovation Authority for the consummation of the transactions contemplated by the Aposense Agreement. Within five business days of satisfying the conditions, we must issue Aposense shares of common stock, the number being determined by dividing $2.5 million by the price per share paid by such investors in the equity financing. Such shares will be subject to a lock-up, with 40% of such shares released from such lock up after six months and the remaining two 30% tranches to be released upon completion of the next two subsequent quarters. As additional consideration, we will pay Aposense development and regulatory milestone payments (up to $3.0 million per milestone) upon the achievement of certain milestones, which primarily consist of having a drug indication approved by a regulatory authority in the United States or another country. In addition, we must pay Aposense one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments we receive with Aposense based on any sub-license agreement we may enter into.

We are required to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of (i) submitting an IND for a drug indication within 30 months following the satisfaction of the license conditions above; (ii) dosing of a first patient with a product within 42 months following the satisfaction of the license conditions above; (iii) dosing of a first patient with a product in a pivotal clinical trial within 72 months following the satisfaction of the license conditions above and (iv) an NDA submission within 120 months following the satisfaction of the license conditions above. Either party may terminate the Aposense Agreement in the event of a material breach of the license agreement that has not been cured following written notice and a 90-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

The following table summarizes our net loss during the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Operating Expenses
Research and development expenses	$427,109	$726,904	$(299,795)	$928,855	$1,211,655	$(282,800)
General and administrative expenses	374,878	410,072	(35,194)	859,255	807,837	51,418

Operating Loss	(801,987)	(1,136,976)		(1,788,110)	(2,019,492)
Other Income (Expense)
Interest expense	(19,280)	(6,102)	(13,178)	(36,450)	(10,702)	(25,748)
Interest income	18	3,398	(3,380)	846	9,383	(8,537)
Net Operating Loss Before Income Tax Benefit	(821,249)	(1,139,680)		(1,823,714)	(2,020,811)
Income Tax Benefit	87,835	170,602	(82,767)	215,964	300,901	(84,937)
Net Loss	$(733,414)	$(969,078)		$(1,607,750)	$(1,719,910)

Revenues.

We had no revenue during the three and six months ended June 30, 2020 and 2019. We do not currently have any revenue under contract or any immediate sales prospects.

Research and Development Expenses.

Our research and development costs are expensed as incurred. Research and development expenses include (i) licensing of compounds for product testing and development, (ii) program and testing related expenses, (iii) amortization of the exclusive PCS499 license intangible asset used in research and development activities, and (iv) internal research and development staff related payroll, taxes and employee benefits, external consulting and professional fees related to the product testing and our development activities. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and expensed when the research and development activities are performed.

During the three months ended June 30, 2020 and 2019, we incurred total research and development expenses of $427,109 and $726,904, respectively, for the continued development and testing of our lead product, PCS499. Research and development expenses were approximately $929 thousand and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. Costs for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization of intangible assets	$198,832	$198,832	$397,664	$397,664
Research and development salaries and benefits	114,579	160,992	254,851	319,848
Preclinical, clinical trial and other costs	113,698	367,080	276,340	494,143
Total	$427,109	$726,904	$928,855	$1,211,655

Overall, during the three months ended June 30, 2020, our research and development costs decreased by $299,795 as detailed below. The decrease in research and development expenses was due to a decrease in preclinical, clinical trial and other costs of $253,382 during the three months ended June 30, 2020 when compared to the same period in 2019. This decrease was attributable to decreased costs related to our Phase 2A clinical trial, as we have completed the patient portion of the study. We also had a decrease in research and development salaries and benefits of $46,413 for the three months ended June 30, 2020 when compared to the same period in 2019 related to the departure of two research and development team members in the first quarter of 2020.

During the six months ended June 30, 2020, our research and development costs decreased by $282,800 as compared to the six months ended June 30, 2019. The decrease in research and development expenses was due to a decrease in preclinical, clinical trial and other costs of $217,803 and in research and development salaries and benefits of $64,997 during the six months ended June 30, 2020 when compared to the same period in 2019 for the same reasons as stated above.

We anticipate our research and development costs to increase significantly in the future as we continue pre-clinical studies and conduct future clinical trials related to our current drug portfolio. We incurred $181,751 of costs related to our Phase 2A trial during the six months ended June 30, 2020 and expect to spend an additional $305,000 for the remainder of the trial. We believe, based on our estimates, the total cost of our current Phase 2A trial in NL to be approximately $1.5 million. We had a clinical trial funding investor pay for $900,000 of the clinical trial costs and we are covering the remaining $600,000 with funds received from the sale of our 2019 Senior Notes and our LOC Agreements, as necessary.

The funding necessary to bring a drug candidate to market is, however, subject to numerous uncertainties. Once a drug candidate is identified, the further development of that drug candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand. For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Certain of our programs may be terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. We anticipate our research and development costs to increase in the future as we finalize our Phase 2A clinical trial activities, prepare a Special Protocol Assessment and beginning designing and conducting a Phase 2B/3 trial to evaluate the ability of PCS499 to completely close ulcers in patients with NL and initiate any research activities related to PCS11T and PCS100. We expect to begin recruiting patients for our Phase 2B/3 trial for NL in early 2021.

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

General and Administrative Expenses.

Our general and administrative expenses for the three months ended June 30, 2020 decreased by $35,194 to $374,878 from $410,072 for the three months ended June 30, 2019. We experienced reductions in professional fees for legal, accounting, advisory and consulting costs of approximately $40,000, as well as decreases in other administrative costs such as office expenses, travel, and taxes and licenses of approximately $25,000. These decreases were offset by an increase in insurance and telephone expenses of $3,800 and increased payroll and related costs of approximately $26,000 (primarily due to an increase in stock-based compensation of approximately $23,000). Reimbursements from CorLyst of $25,894 for rent and other costs during the six months ended June 30, 2020 were comparable to the same period in 2019.

For the six months ended June 30, 2020, general and administrative expenses increased by $51,418 to $859,255 from $807,837 for the six months ended June 30, 2019. The majority of the increase was due to a $109,000 increase in taxes and licenses, primarily due to our Delaware franchise tax as a result of our 1-for-7 reverse stock split in December 2019. Delaware used the assumed par value method to compute their franchise tax. The reverse stock split increased the assumed par value per share which was assessed on the number of authorized shares to compute the franchise tax. On June 25, 2020, we amended our articles of incorporation to reduce the number of authorized shares in part to decrease our future Delaware franchise tax.

We also experienced increases of approximately $44,000 in payroll and related costs (due to an increase in stock-based compensation of approximately $47,000) and approximately $12,000 in administrative costs for items such as insurance and telephone expenses. The overall increase was offset by decreases in professional fees for legal, accounting, advisory and consulting costs of approximately $95,000, as well as reductions of approximately $20,000 in office expenses, travel, continuing education, utilities and repairs and maintenance. Reimbursements from CorLyst of $50,642 for rent and other costs during the six months ended June 30, 2020 were $1,800 less than the same period in 2019.

We expect the general and administrative expenses to increase in the future as we add staff to support our growing research and development activities and the administration required to operate as a public company.

Interest Expense and Interest Income.

Interest expense was $19,280  and $6,102 for the three months ended June 30, 2020 and 2019, respectively, and $36,450 and $10,702 for the six months ended June 30, 2020 and 2019, respectively, related to our $805,000 and $2.58 million of 8% Senior Notes sold in 2019 and 2017, respectively, and to the 2020 borrowings on the LOC Agreement with DKBK. Included in interest expense is the amortization of debt issuance costs totaling $2,140 and $0 for the six months ended June 30, 2020 and 2019, respectively.

Interest income was $18 and $3,398 for the three months ended June 30, 2020 and 2019, respectively, and $846 and $9,383 for the six months ended June 30, 2020 and 2019, respectively. Interest income represents interest earned on money market funds.

Income Tax Benefit.

We recognized an income tax benefit of $87,835 and $170,602 for the three months ended June 30, 2020, respectively, and $215,964 and $300,901 for the six months ended June 30, 2020 and 2019, respectively, as a result of our recording and amortizing the deferred tax liability created in connection with our acquisition of CoNCERT’s license and “Know-How” in exchange for Processa stock that had been issued in the Internal Revenue Code Section 351 transaction on March 19, 2018. The Section 351 transaction treated the acquisition of the Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability will be reduced for the effect of the non-deductibility of the amortization of the intangible asset and may be offset by the deferred tax assets resulting from net operating tax losses. This offset results in the recognition of a deferred tax benefit shown in the condensed consolidated statements of operations.

Financial Condition

At June 30, 2020, we had $452,654 in cash. Net cash used in our operating activities during the six months ended June 30, 2020 totaled $897,029 compared to $1,414,903 for the six months ended June 30, 2019.

Our total assets decreased by approximately $872,000 to $10 million at June 30, 2020 compared to $10.9 million at December 31, 2019. This decrease is a result of the operating costs we incurred during the six months ended June 30, 2020.

At June 30, 2020, our total liabilities, not including the impact of deferred income taxes, increased approximately $764,000 to $2,102,770 when compared to $1,338,954 at December 31, 2019. This increase is due to increases in accrued expenses related to accrued salary liability, accrued interest related to the 2019 Senior Notes and other borrowings, funds drawn under the LOC Agreement with DKBK and the promissory note we entered into with the Bank of America under the Paycheck Protection Program.

In connection with exercising the option agreement with CoNCERT, we recognized a $3,037,147 deferred income tax liability since the intangible assets purchased had only a nominal tax basis. Our deferred tax liability has been and is expected to be reduced each period by the effect of the combination of the tax non-deductibility of the amortization of the intangible asset and an amount up to the income tax effect of our net loss.

Liquidity and Capital Resources

To date, we have funded our business and operations primarily through the private placement of equity securities and senior secured convertible notes. At June 30, 2020, we had $452,654 in cash compared to $691,536 at December 31, 2019. We have taken the following actions to address our liquidity:

●	Starting in August 2019, we began deferring the salaries of certain employees. At June 30, 2020 we have deferred a total of $210,800 (which has been included in accrued expenses on the condensed consolidated balance sheet) until such time as we have raised sufficient funding.

●

On September 20, 2019, we entered into two separate LOC Agreements with current shareholders and related parties DKBK and CorLyst, which provide a revolving commitment of up to $700,000 each ($1.4 million total). Under the LOC Agreements, all funds borrowed will bear an 8% annual interest rate. The Lenders have the right to convert all or any portion of the debt and interest into Processa common shares. Our CEO is also the CEO and Managing Member of both Lenders. DKBK directly holds 16,166 shares of our common stock, representing less than 1% of our outstanding common stock, and CorLyst beneficially owns 1,095,649 shares, representing 19.9% of our outstanding common stock. In April and June 2020, we drew $500,000 under the LOC Agreement with DKBK. On July 21, 2020, we drew an additional $200,000, bringing the total amount drawn under the LOC Agreement with DKBK to $700,000. We have not drawn any funds under the LOC Agreement with CorLyst.

●	In December 2019, we closed a bridge financing raising $805,000 through the issuance of 2019 Senior Notes to accredited investors.

●	In May 2020, we received $162,459 from a loan with Bank of America under the Paycheck Protection Program.

●	We have initiated an underwritten capital raise and have applied to up-list of our common stock to the Nasdaq Capital Market.

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

Based on our current plan, we will need to raise additional capital to fund our future operations. While we believe our current resources are adequate to complete the closeout of our current Phase 2A trial in NL, we do not currently have resources to conduct other future trials, such as the Phase 2B/3 clinical trial approved by the FDA, or develop our other drug candidates without raising additional capital. We believe that our existing cash and LOC Agreements will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. There may be costs we incur as we close our Phase 2A trial in NL that we do not currently anticipate in order to complete the trial, requiring us to need additional capital sooner than currently expected.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the six months ended June 30, 2020 and 2019:

	Six months ended
	June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(897,029)	$(1,414,903)
Investing activities	-	-
Financing activities	658,147	395,927
Net decrease in cash	$(238,882)	$(1,018,976)

Net cash used in operating activities

We used net cash in our operating activities of $897,029 and $1,414,903 during the six months ended June 30, 2020 and 2019, respectively. The decrease in cash used in operating activities during the first six months of 2020 compared to the comparable period in 2019 was related to a decreased amount of direct cash costs incurred, such as salaries and clinical trial costs. Additionally, prepaid expenses decreased by approximately $218,000. $155,000 of which related to costs for our Phase 2A clinical trial.

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

Net cash used in investing activities

We had no cash sources or uses for investing activities during the six months ended June 30, 2020 or 2019.

Net cash (used in) provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2020 of $658,147 was from borrowings totaling $500,000 under our LOC Agreement with DKBK and $162,459 we received from the Bank of America pursuant to a promissory note under the Paycheck Protection Program, less transaction costs of $4,312 related to our anticipated 2020 offering. During the six months ended June 30, 2019, net cash provided by financing activities of $395,927 were funds received from our clinical trial funding investor in partial satisfaction of his stock subscription receivable that he paid directly to our CRO.

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

Off Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

In our 2019 Annual Report on Form 10-K, we identified the following material weaknesses in our internal control over financial reporting, which are common in many small companies with limited staff including: (i) certain entity level controls; (ii) inadequate segregation of duties throughout the entire year; and (iii) insufficient documentation of certain policies and procedures for transaction processing, accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines, their related controls and the operation thereof. These material weaknesses continue to be present at June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take remediation actions to rectify our control deficiencies (including material weaknesses) through the adoption and implementation of written policies and procedures for transaction processing, accounting and financial reporting, as well as strengthening our supervisory review processes.

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

We have incurred indebtedness under the CARES Act, which will be subject to review, may not be forgivable in whole or in part and may eventually have to be repaid.

We received funds under the Paycheck Protection Program in May 2020 in the amount of $162,459, serviced by the Bank of America. The application for these funds requires us to, in good faith, certify that the current economic uncertainty made the loan request necessary to support our ongoing operations. This certification further requires us to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on us having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

Under the terms of the CARES Act and the corresponding promissory note, the use of the proceeds of the loan is restricted to payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the Paycheck Protection Program, after an eight- or twenty-four-week period starting with the disbursement of the loan proceeds, we may apply for forgiveness of some or all of the loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest (not applicable to us), covered rent, and covered utility payments, in each case incurred by us during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in our payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of the Loan eligible for forgiveness. The Payroll Protection Program has been amended twice with the latest series of amendments significantly altering the timeline associated with the Payroll Protection Program spending and loan forgiveness. While we believe we have acted in good faith and has complied with all requirements of the Payroll Protection Program, if Treasury or SBA determined that our loan application was not made in good faith or that the we did not otherwise meet the eligibility requirements of the Payroll Protection Program, we may not receive forgiveness of the loan (in whole or in part) and we could be required to return the loan or a portion thereof. Further, there is no guarantee that we will receive forgiveness for any amount and forgiveness will be subject to review by our Bank of information and documentation that we submit, as required by SBA and the lender.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sale of Unregistered Securities

We did not have any sales of unregistered securities during the six months ended June 30, 2020.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the six months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

SEC Ref. No.	Title of Document
3*	Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020
10.1	License Agreement with Aposense, LTD dated May 24, 2020 (incorporated by reference to Form 8-K filed June 1, 2020)
10.2	Promissory Note, dated May 1, 2020, with Processa Pharmaceuticals, Inc. and Bank of America, N.A., under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Securities Act of 2020 (incorporated by reference to exhibit 10.10 to Form S-1A filed on July 17, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	XBRL Files

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
Chief Executive Officer (Principal Executive Officer) Dated: August 5, 2020

By:	/s/ James Stanker
James Stanker Chief Financial Officer (Principal Financial and Accounting Officer) Dated: August 5, 2020

