Form 10-K
period 2020-12-31
Processa Pharmaceuticals, Inc.
filed 2021-03-25
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its managements’ assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2020, the last business day of the most recently completed second quarter, based upon the closing price of Common Stock on such date as reported on OTCQB, was approximately $22 million.

The number of outstanding shares of the registrant’s common stock as of March 19, 2021 was 15,521,616.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended December 31, 2020 are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

GLOSSARY OF CERTAIN SCIENTIFIC TERMS

The medical and scientific terms used in this Annual Report on Form 10-K have the following meanings:

“Active metabolite” means a drug that is processed by the body into an altered form which effects the body.

“Agonist” means a chemical/drug that binds to a receptor in the body and activates that receptor to produce a biological response.

“Analog” means a compound having a structure similar to that of an approved drug but differing from it with respect to a certain component of the molecule which may cause it to have similar or different effects on the body.

“cGCP” means current Good Clinical Practices. The FDA and other regulatory agencies promulgate regulations and standards, commonly referred to as current Good Clinical Practices, for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the rights and welfare of trial participants are adequately protected.

“cGMP” means current Good Manufacturing Practices. The FDA and other regulatory agencies promulgate regulations and standards, commonly referred to as current Good Manufacturing Practices, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation.

“CRO” means Contract Research Organization.

“Deuterated analog” means a small molecule in which one or more of the hydrogen atoms are replaced by deuterium.

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

“NL” means Necrobiosis Lipoidica, a rare chronic, and granulomatous disorder.

“Osteonecrosis” means the death of bone cells due to decreased blood flow. It can lead to pain and collapse of areas of bone.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	our ability to obtain funding for our future operations;

●	the impact of the COVID-19 pandemic on our business, operations or ability to obtain funding;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	the potential market size, opportunity and growth potential for our product candidates, if approved;

●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize our product candidates, if approved;

●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates by physicians, patients, third-party payors and others in the medical community, if approved;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing; and

●	our financial performance.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the SEC as exhibits with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

In this Form 10-K, “we,” “us”, “our”, “Processa” and “the Company” refer to Processa Pharmaceuticals, Inc. and its subsidiary.

Part I

Item 1. Business

Overview

Our mission is to develop drug products that improve the survival and/or quality of life for patients with high unmet medical need conditions. We are a development company, not a discovery company, that seeks to identify and develop drugs for patients who need better treatment options than presently exist for their medical condition. In order to increase the probability of development success, our pipeline only includes drugs which have previously demonstrated some efficacy in the targeted population or a drug with very similar pharmacological properties has been shown to be effective in the population.

We are a clinical-stage biopharmaceutical company focused on the development of drug products that are intended to provide treatment for patients who have a high unmet medical need condition that effects survival or the patient’s quality of life and have few or no treatment options. We currently have three drugs in various stages of clinical development. Our most advanced product candidate, PCS499, is an oral tablet that is a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). We have completed a Phase 2A trial for PCS499 and will begin recruiting for a Phase 2 trial in the first half of 2021. In 2020, we in-licensed PCS6422 (eniluracil) from Elion Oncology and PCS12852 from Yuhan Corporation. PCS6422 will be orally administered in combination with capecitabine in a Phase 1B dose-escalation study in patients with Advanced Refractory Gastrointestinal (GI) Tract Tumors, with recruitment beginning in the first half of 2021. PCS12852 has already been evaluated in clinical studies in South Korea and we anticipate a response back to our pre-IND meeting questions by March 31, 2021. Our remaining two drug assets whose active molecules have been shown to be clinically efficacious require additional toxicology data in order to advance these candidates to an IND stage of development.

Our Strategy

Our strategy is to acquire or in-license development candidates that will not only treat a specific group of patients with unmet medical needs, but may also have the potential to chart a more efficient path to registration. In many instances, these clinical candidates have significant pre-clinical and clinical data that we can leverage to high value inflection points while de-risking the programs and adding in optionality to potential future indications. The regulatory science approach our team has developed over the last 20+ years seeks to leverage the earlier data and identify the least risk path toward commercialization/registration of these drugs. We apply rigorous standards to identify drugs for our portfolio, namely:

i.	The drug must represent a treatment option to patients with a high unmet medical need condition by improving survival and/or quality of life for these patients,

ii.	The drug or its metabolite or a drug with similar pharmacological properties must have demonstrated some evidence of efficacy in the target population, and

iii.	The drug can be quickly developed such that within 2-4 years, critical value-added clinical milestones can be achieved while advancing the drug closer to commercialization and adding to the potential for a high return on investment.

Our Team

Our drug development efforts are guided by our knowledge and experience in applying rigorous regulatory science to decrease manageable risks, costs and time toward achieving marketing authorization from regulatory authorities including the FDA. We have assembled a seasoned management team and development team with extensive experience in developing therapies, including advancing product candidates from preclinical research through clinical development and ultimately regulatory approval and commercialization. Over their careers, our team has successfully obtained over 30 FDA approvals across all divisions of the FDA. Our team is led by our Chairman and CEO David Young, Pharm.D., Ph.D. who has extensive experience in research, regulatory approval and business development and who served at Questcor for eight years, initially as an independent director and subsequently as its Chief Scientific Officer. Dr. Young’s guidance led to the approval of Acthar in Infantile Spasms and the ultimate sale of Questcor in 2014.

Our Pipeline

The table below summarizes our clinical product pipeline. We completed our Phase 2A clinical trial for PCS499 in December 2020.

A summary of each drug is presented below organized by phase of development. It should be noted, however, that we expect the Phase 2 PCS499 and Phase 1B PCS6422 studies to have their first patient enrolled in the first half of 2021 with interim data obtained in the second half of 2021. The PCS12852 Phase 2A study will likely have first patient enrolled at end of 2021 or beginning of 2022, depending on discussions with the FDA.

PCS499

Our most advanced product candidate, PCS499, is an oral tablet that is a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). PCS499 is classified by FDA as a new molecular entity. PCS499 and its metabolites act on multiple pharmacological targets that are important in a variety of conditions. We have targeted Necrobiosis Lipoidica (NL) as our lead indication for PCS499. NL is a chronic, disfiguring condition affecting the skin and tissue under the skin typically on the lower extremities with no currently approved FDA treatments. NL presents more commonly in women than in men and occurs more often in people with diabetes. Ulceration occurs in approximately 30% of NL patients, which can lead to more severe complications, such as deep tissue infections and osteonecrosis threatening the life of the limb. Approximately 22,000 - 55,000 people in the United States and more than 120,000 people outside the United States are affected with ulcerated NL.

The degeneration of tissue occurring at the NL lesion site may be caused by a number of pathophysiological changes, which make it extremely difficult to develop effective treatments for this condition. Because PCS499 and its metabolites appear to affect most of the biological pathways that contribute to the pathophysiology associated with NL, PCS499 may provide a novel treatment solution for NL.

On June 18, 2018, the FDA granted orphan-drug designation for PCS499 for the treatment of NL. On September 28, 2018, the IND for PCS499 in NL became effective, such that we initiated and completed a Phase 2A multicenter, open-label prospective trial designed to determine the safety and tolerability of PCS499 in patients with NL. The study initially had a six-month treatment phase and a six-month optional extension phase. In December 2019, we informed patients and sites that the study would conclude after the treatment phase and there would no longer be an extension phase. The first enrolled NL patient in this Phase 2A clinical trial was dosed on January 29, 2019 and the study completed enrollment on August 23, 2019. The last patient visit took place in February 2020. Due to COVID-19 related restrictions at certain sites, study closeout, database lock and final report were delayed and have only recently been completed.

The primary objective of the trial was to evaluate the safety and tolerability of PCS499 in patients with NL and to use the safety and efficacy data to design future clinical trials. Based on toxicology studies and healthy human volunteer studies, Processa and the FDA agreed that a PCS499 dose of 1.8 grams/day would be the highest dose administered to NL patients in this Phase 2A trial. As anticipated, the PCS499 dose of 1.8 grams/day, 50% greater than the maximum tolerated dose of PTX, appeared to be well tolerated with no serious adverse events (SAEs) reported. All adverse events (AEs) reported in the study were mild in severity. As expected, gastrointestinal symptoms were the most frequent adverse events and reported in four patients, all of which resolved within 1-2 weeks of starting dosing.

Two of the twelve patients in the study presented with more severe ulcerated NL and had ulcers for more than two months prior to dosing. At baseline, the reference ulcer in one of the two patients measured 3.5 cm2 and had completely closed by Month 2 of treatment. The second patient had a baseline reference ulcer of 1.2 cm2 which completely closed by Month 9 during the patient’s treatment extension period. In addition, while in the trial, both patients also developed small ulcers at other sites, possibly related to contact trauma, and these ulcers resolved within one month. However, the other ten patients, presenting with mild to moderate NL and no ulceration, had more limited improvement of the NL lesions during treatment. Historically, 13 - 20% of all the patients with NL naturally progress to complete healing over many years after presenting with NL. Although the natural healing of the more severe ulcerated NL patients has not been evaluated independently, medical experts who treat NL patients suggest that the natural progression of an open ulcerated wound to complete closure would be significantly less than 13% over 1-2 years and probably close to 0% in patients with the larger ulcers.

On March 25, 2020, we met with the FDA and discussed the clinical program, as well as the nonclinical and clinical pharmacology plans to ultimately support the submission of the PCS499 New Drug Application (NDA) in the U.S. for the treatment of ulcers in NL patients. With input from the FDA, we have designed the next trial as a randomized, placebo-controlled Phase 2 study to evaluate the ability of PCS499 to completely close ulcers in patients with NL and better understand the potential response of NL patients on drug and on placebo. We will begin recruiting for the randomized, placebo-controlled trial in the first half of 2021. After obtaining the results from this Phase 2 study, we expect to meet with the FDA at an end of Phase 2 meeting to agree on the design of the Phase 3 study, to define a Special Protocol Assessment for the Phase 3 study and to agree on the next steps to obtain approval.

PCS12852

On August 19, 2020, we in-licensed PCS12852 (formerly known as YH12852) from Yuhan Corporation (“Yuhan”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS12852 globally, excluding South Korea.

PCS12852 is a novel, potent and highly selective 5-hydroxytryptamine 4 (5-HT4) receptor agonist. Other 5-HT receptor agonists with less 5-HT4 selectivity have been shown to successfully treat gastrointestinal (GI) motility disorders such as gastroparesis, chronic constipation, constipation-predominant irritable bowel syndrome, and functional dyspepsia. Less selective 5-HT4 agonists, such as cisapride, have been either removed from the market or not approved because of the cardiovascular side effects associated with the drugs binding to other receptors, especially receptors other than 5-HT4.

We plan to obtain guidance from the FDA in the first half of 2021 to further define the clinical development program required for the PCS12852 product and a Phase 2A proof-of-concept randomized, placebo-controlled study for PCS12852 in patients with gastroparesis. The purpose of the Phase 2A trial is to define a dosing regimen of PCS12852 to demonstrate efficacy and safety in a larger pivotal study. Since patients with gastroparesis have an abnormal pattern of upper GI motility in the absence of mechanical obstruction, the Phase 2A study will be designed to evaluate the change on gastric emptying in patients with gastroparesis on two different dosing regimens of PCS12852 compared to placebo. The only FDA-approved drug to treat gastroparesis is metoclopramide, a dopamine D2 receptor antagonist that has serious side effects and can only be used as a short-term treatment. Other 5-HT4 drugs have been used clinically but the side effects, caused mainly by binding to other receptors, has resulted in these drugs not being a viable option to treat patients with gastroparesis. It should be noted that PCS12852 is a highly specific 5-HT4 agonist that has been shown in non-clinical studies to have a cardiovascular side effect only at concentrations greater than 1,000 times the maximum concentration seen in humans.

Two clinical studies, both which have demonstrated the effectiveness of PCS12852 on GI motility, have been previously conducted by Yuhan with PCS12852. In a Phase 1 trial (Protocol YH12852-101), the initial safety and tolerability of PCS12852 were evaluated after single and multiple oral doses in healthy subjects. PCS12852 was shown to increase GI motility in this study, increasing stool frequency with faster onset when compared to prucalopride, an FDA-approved drug for the treatment of chronic idiopathic constipation. Based on an increase of ≥1 spontaneous bowel movement (SBM)/week from baseline during 7-day multiple dosing, the PCS12852 dose group had a higher percent of patients with an increase than the prucalopride group. All doses of PCS12852 were safe and well tolerated and no SAEs occurred during the study. The most frequently reported AEs were headache, nausea and diarrhea which were temporal, manageable, and reversible within 24 hours. There were no clinically significant changes in platelet aggregation and ECG parameters including a change in QTc prolongation in the study. In a Phase 1/2A clinical trial (Protocol YH12852-102), the safety, tolerability, gastric emptying rate and pharmacokinetics of multiple doses of a PCS12852 immediate release (IR) formulation and a delayed release (DR) formulation were evaluated. PCS12852 was safe and well tolerated after single and multiple administrations. The most frequent AEs for both the IR and DR formulations of PCS12852 were headache, nausea and diarrhea, but the incidences of these AEs were comparable with those of the 2mg prucalopride (a 5-HT4 agonist) group. These AEs, which were transient and mostly mild in severity, are also commonly observed with other 5-HT4 agonists. Both formulations of PCS12852 also increased the gastric emptying rate and increased GI motility.

Yuhan had also conducted extensive toxicological studies for the product that demonstrated that the product is safe for use and can be moved into Phase 2 studies.

PCS6422

On August 23, 2020, we in-licensed PCS6422 from Elion Oncology, Inc. (“Elion”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally.

Elion acquired eniluracil (PCS6422) from Fennec Pharmaceuticals (formerly known as Adherex Technologies) in 2016. PCS6422 is an oral, potent, selective and irreversible inhibitor of dihydropyrimidine dehydrogenase (DPD), the enzyme that rapidly metabolizes a common chemotherapy drug known as 5-FU, into inactive metabolites, such as α-fluoro-β-alanine (F-Bal). F-Bal is a metabolite that has no anti-cancer activity but causes unwanted side effects, which notably leads to dose interruptions and significantly affect a patient’s quality of life. F-Bal is thought to cause the neurotoxicity and Hand–Foot Syndrome (HFS) associated with 5-FU, and greater formation of F-Bal appears to be associated with a decrease in the antitumor activity of 5-FU. HFS can affect activities of daily living, quality of life, and requires dose interruptions/adjustments and even therapy discontinuation resulting in suboptimal tumor effects. We believe that the inhibition of DPD by PCS6422 may significantly improve exposure to 5-FU and reduce 5-FU side effects related to F-Bal. One dose of PCS6422 irreversibly blocks DPD activity for up to two weeks until DPD levels recover via de novo synthesis. Thus, we believe inhibition of tumor DPD will result in higher 5-FU intra-tumoral concentration and potentially better tumor response (efficacy) along with the decrease in F-Bal (improved safety).

Fluoropyrimidines (e.g., 5-FU) remain the cornerstone of treatment for many different types of cancers, either as monotherapy or in combination with other chemotherapy agents by an estimated two million patients annually. Xeloda®, the brand name of capecitabane, is an oral pro-drug of 5-FU and approved as first-line therapy for metastatic colorectal and breast cancer. However, its use is limited by adverse effects such as the development of HFS in up to 60% of patients.

Elion evaluated the potential for the combination of PCS6422 with capecitabine as a treatment of advanced gastrointestinal (GI) tumors. Nonclinical efficacy data indicated that in colorectal cancer models, pretreatment with PCS6422 enhanced the antitumor activity of capecitabine. PCS6422 dramatically increased the antitumor potency of capecitabine without increasing the toxicity. The antitumor efficacy of the combination of PCS6422 and capecitabine was tested in several xenograft animal models with human breast, pancreatic and colorectal cancer cells. These preclinical xenograft models demonstrate that PCS6422 potentiates the antitumor activity of capecitabine and significantly reduces the dose of capecitabine required to be efficacious.

Elion met with the FDA in 2019 and agreed upon the clinical development program required for the combination of PCS6422 and capecitabine as first-line therapy for metastatic colorectal cancer when treatment with fluoropyrimidine therapy alone is preferred. On May 17, 2020, an IND for the Phase 1B study was granted safe to proceed by the FDA. This Phase 1B study will evaluate i) the safety and tolerability of a fixed dose of PCS6422 and several doses of capecitabine in advanced GI tumor patients, ii) the pharmacokinetics of PCS6422, capecitabine,
5-FU and selected metabolites, and iii) the activity of DPD over time after PCS6422 administration. The study will begin patient recruitment in the first half of 2021.

Other DPD enzyme inhibitors (e.g. Gimeracil used in Teysuno® approved only outside the US) act as competitive reversible inhibitors. These agents must be present when 5-FU or capecitabine are administered to inhibit 5-FU breakdown by DPD in order to improve the efficacy and safety profiles of 5-FU. Given the reversible nature of their effect on DPD, over time 5-FU metabolism to F-Bal will return, decreasing the amount of 5-FU in the cancer cells and decreasing the potential cytotoxicity on the cancer cells. There is also evidence that administering DPD inhibitors directly with 5-FU may also decrease the antitumor effect of the 5-FU. Because PCS6422 is an irreversible inactivator of DPD, it can be dosed the day before capecitabine administration and its effect on DPD can last longer than the reversible DPD inhibitors and beyond the time 5-FU exists in the cancer cell. We believe this can optimize the potential cytotoxic effect and minimize the catabolism of 5-FU to F-Bal.

Prior to Elion’s involvement, two multicenter Phase 3 studies were conducted in patients with colorectal cancer with PCS6422 administered in 10-fold excess to 5-FU and administered with the 5-FU. Unfortunately, we believe the dose of PCS6422 during these trials was not optimal and that PCS6422 was not administered early enough to irreversibly affect the DPD enzyme, thus the regimen tended to produce less antitumor benefit than the control arm with the standard regimen of 5-FU/leucovorin (LV) without PCS6422. Later preclinical work suggested that when PCS6422 was present at the same time as and in excess to 5-FU, it diminished the antitumor activity of 5-FU, which we believe supports the proposal of exploring clinically dosing PCS6422 several hours before 5-FU to allow its complete clearance before the administration of 5-FU.

PCS11T

On May 24, 2020, we in-licensed PCS11T (formerly known as ATT-11T) from Aposense, Ltd. (“Aposense”), pursuant to which we were granted Aposense’s patent rights and Know-How to develop and commercialize their next generation irinotecan cancer drug, PCS11T.

PCS11T is a novel lipophilic anti-cancer pro-drug that is being developed for the treatment of the same solid tumors as prescribed for irinotecan. This pro-drug is a conjugate of a specific proprietary Aposense molecule connected to SN-38, the active metabolite of irinotecan. The proprietary molecule in PCS11T has been designed to allow PCS11T to bind to cell membranes to form an inactive pro-drug depot on the cell with SN-38 preferentially accumulating in the membrane of tumors cells and the tumor core. This unique characteristic may make the therapeutic window of PCS11T wider than other irinotecan products such that the antitumor effect of PCS11T could occur at a much lower dose with a milder adverse effect profile than irinotecan. Despite the widespread use of commercially marketed irinotecan products in the treatment of metastatic colorectal cancer and other cancers resulting in peak annual sales of approximately $1.1 billion, irinotecan has a narrow therapeutic window and includes an FDA “Black Box” warning for both neutropenia and severe diarrhea. There is, therefore, a substantial unmet need to overcome the limitations of the current commercially marketed irinotecan products, improving efficacy and reducing the severity of treatment emergent AEs. We believe the potential wider therapeutic window of PCS11T will likely lead to more patients responding with less side effects when on PCS11T compared to other irinotecan products.

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

We are currently planning to manufacture the product at a GMP facility, conduct the required toxicological studies required to file the IND and initiate the Phase 1B study in oncology patients with solid tumors in 2022.

PCS100

On August 29, 2019, we entered into an exclusive license agreement with Akashi Therapeutics, Inc. (“Akashi”) to develop and commercialize an anti-fibrotic, anti-inflammatory drug, PCS100 (formerly known as HT-100), which also promotes healthy muscle fiber regeneration. In previous clinical trials in Duchenne Muscular Dystrophy (DMD), PCS100 showed promising improvement in the muscle strength of non-ambulant pediatric patients. Although the FDA placed a full clinical hold on the DMD trial after an SAE in a pediatric patient, the FDA has partially removed the clinical hold and defined how PCS100 can resume clinical trials in DMD. We are presently evaluating potential development programs.

Manufacturing and Clinical Supplies

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third party contract manufacturing organizations (CMOs), for the supply of cGMP-grade clinical trial materials and commercial quantities of our product candidates and products, if approved. We require all of our CMOs to conduct manufacturing activities in compliance with cGMP. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs.

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

The key competitive factors affecting each of our products, if approved, are likely to include the efficacy, safety, convenience and price of the products relative to other approved products used on-label or off-label for each unmet medical need condition. Although preliminary clinical data exists to support the possibility of improved efficacy and safety profiles for our drugs, more in-depth randomized, controlled studies are required for our products to determine if our preliminary findings will support the approval in the designated unmet medical need indication.

For PCS499, there are currently no FDA-approved drugs for the treatment of patients with NL, and few drugs are used off-label for NL given the lack of efficacy and/or side effect concerns.

For PCS12852, the competitive factors will include establishing marketing penetration against the metoclopramide products (the only approved drug gastroparesis) and other 5-HT4 receptor agonists used off label. The market penetration will depend on the potential for an improved safety profile due to the very selective 5-HT4 receptor binding by PCS12852 and similar or greater efficacy in the treatment of gastroparesis.

For PCS6422, the competitive factors will be related to the efficacy and safety of the product when used in combination with existing cytotoxic drugs such as capecitabine and fluoropyrimidines compared to the efficacy and safety when these cytotoxic agents are administered without PCS6422 or with reversible enzyme inhibitors. The market penetration will depend on how much improvement will occur in the efficacy and/or safety profiles when administered in combination with PCS6422. Currently, there are no other reversible or irreversible enzyme inhibitor products approved in the US and no irreversible enzyme inhibitors approved ex-US, which may make PCS6422 the first DPD irreversible inhibitor available in the US and ex-US.

For PCS11T, the competitive factors will include establishing marketing penetration against the existing irinotecan product (Camptosar®) and the newer liposomal irinotecan product (Onivyde®). The establishment of that market will be based upon improved efficacy and/or safety of PCS11T.

For PCS100, the competitive factors will be contingent on the indication chosen for the product. For the adult fibrotic conditions currently being evaluated, very few treatment options are currently approved and are usually limited in efficacy and/or safety. For the DMD indication, the existing therapies are either limited for use in patients with specific genetic mutations or may show initial improvements in the treatment of DMD, but the improvement diminishes over time and, therefore, new treatments are still needed.

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

Intellectual Property

Our success will depend in large part on our ability and that of our licensors to:

●	obtain and maintain international and domestic patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;

●	prosecute and defend our future patents, once obtained;

●	preserve confidentiality of our own and our licensed methods, processes and know-how; and

●	operate without infringing the patents and proprietary rights of other parties.

Although we rely extensively on licensing patents from third parties, we intend to seek appropriate patent protection for product candidates in our research and development programs, where applicable, and their uses by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where possible, claims for compositions of matter, medical uses, processes for preparation and formulations.

Our current patent portfolio consists of the number of patents related to our drug candidates licensed from each third-party licensor. In addition to the international patents and/or international and U.S. patent applications licensed from our third-party licensors, we have licensed at least the following number of U.S. patents:

	CoNCERT	Yuhan	Elion	Aposense	Akashi	Total
U.S. patents	9	4	2	3	2	20

We are also presently evaluating the submission of two potential patents for PCS6422 and one for PCS499.

Besides relying on patents, we also rely on trade secrets, proprietary know-how and continuing innovation to develop and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. We seek protection of these trade secrets, proprietary know-how and any continuing innovation, in part, through confidentiality and proprietary information agreements. However, these agreements may not provide meaningful protection for, or adequate remedies to protect, our technology in the event of unauthorized use or disclosure of information. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

License Agreements

The following descriptions of our license agreements are only summaries. You should also refer to the copies of such agreements which have been filed as exhibits to this Annual Report.

License Agreement with CoNCERT Pharmaceuticals, Inc.

On October 4, 2017, Promet entered into a License Agreement with CoNCERT (“CoNCERT License Agreement”). On March 19, 2018, we, Promet, and CoNCERT entered into an Amended Option Licensing Agreement (“March Amendment”) that, among other things, assigned the CoNCERT Agreement from Promet to us and we exercised the exclusive commercial license option for the PCS499 compound from CoNCERT.

The CoNCERT License Agreement provides us with an exclusive (including as to CoNCERT) royalty-bearing license to CoNCERT’s patent rights and Know-How to develop, manufacture, use, sub-license and commercialize compounds (PCS499 and each metabolite thereof) and pharmaceutical products with such compounds worldwide. We are required to pay CoNCERT royalties, on a product–by-product basis, on future worldwide net sales, or pay a percentage of any sublicense revenue.

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

The term of the CoNCERT License Agreement continues in full force and effect until the expiration of the last royalty term. On a country-by-country and product-by-product basis, upon the expiration of the royalty term in such country with respect to such product, we shall have a fully paid-up, perpetual, irrevocable license to such intellectual property with respect to such product in such country. In the event of a material breach of the CoNCERT Agreement, either party may terminate the agreement provided such breach is not cured in the 90 days following written notice of the breach (which period is shortened to 15 days for a payment breach). In addition, either party may terminate the agreement upon an assignment for the benefit of creditors or the filing of an insolvency proceeding by or against the other party that is not dismissed within 90 days of such filing.

License Agreement with Yuhan Corporation

On August 19, 2020, we entered into a License Agreement with Yuhan Corporation (“Yuhan License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS12852 (formerly known as YH12852) globally, excluding South Korea.

As consideration for the Yuhan License Agreement and related Share Issuance Agreement, we issued to Yuhan 500,000 shares of common stock. As additional consideration, we will pay Yuhan development and regulatory milestone payments (a portion of which are payable in shares of our common stock based on the volume weighted average trading price during the period prior to such achievement and a portion of which are payable in cash) upon the achievement of certain milestones, based on a Yuhan affiliate purchasing 750,000 shares of common stock for $3,000,000 in our October 2020 underwritten public offering. The milestones primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, we must pay Yuhan one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Yuhan based on any sub-license agreement we may enter into.

In conjunction with a joint Processa-Yuhan Board to oversee such commercialization efforts, we are required to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of: (i) preparing a first draft of the product development plan within 90 days; (ii) requesting an FDA pre-IND meeting for a product within 6 months; (iii) dosing a first patient in a Phase 2A clinical trial with a product within 24 months; and (iv) dosing a first patient with a product in a Phase 2B clinical trial, Phase 3 clinical trial or other pivotal clinical trial with a product within 48 months. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 60-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

License Agreement with Elion Oncology, Inc.

On August 23, 2020, we entered into a condition precedent License Agreement with Elion Oncology (“Elion License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally. The grant of license was conditioned on the following being satisfied by October 30, 2020: (i) our closing on an equity financing of at least $15 million in gross proceeds and (ii) successful up-listing to Nasdaq.

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS6422 to the Processa portfolio, and we paid $100,000 cash and issued 825,000 shares of our common stock to Elion. Such shares are subject to a lock-up, with 50% of such shares released from such lock up after six months and the remaining 25% tranches to be released following 9 months and 12 months, respectively.

As part of the Elion License Agreement, we have agreed to issue to Elion 100,000 shares of our common stock on each of the first and second anniversary dates of the Elion License Agreement. We believe the payment of these amounts is probable and represent seller financing since the only condition related to their payment is the passage of time, which management does not believe is substantive. We valued the shares at $4.00 per share based on the underwritten public offering price on October 6, 2020, which is the date the conditions precedent in the license agreement were met.

As additional consideration, we will pay Elion development and regulatory milestone payments (a portion of which are payable in shares of our common stock and a portion of which are payable in cash) upon the achievement of certain milestones, which include FDA or other regulatory approval and dosing a patient. In addition, we must pay Elion one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Elion based on any sub-license agreement we may enter into.

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

License Agreement with Aposense, Ltd.

On May 24, 2020, we entered into a condition precedent License Agreement with Aposense, Ltd. (“Aposense License Agreement”), pursuant to which we were granted Aposense’s patent rights and Know-How to develop and commercialize their next generation irinotecan cancer drug, PCS11T (formerly known as ATT-11T). The Aposense License Agreement provides us with an exclusive worldwide license (excluding China), to research, develop and commercialize products comprising or containing PCS11T. The grant of license was conditioned on the following being satisfied within nine months of May 24, 2020 (or the Aposense License Agreement shall terminate): (i) our closing of an equity financing and successful up-listing to Nasdaq and (ii) Aposense obtaining the approval of the Israel Innovation Authority for the consummation of the transactions contemplated by the Aposense License Agreement.

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS11T to the Processa portfolio, and we issued 625,000 shares of our common stock to Aposense. Such shares are subject to a lock-up, with 40% of such shares released from such lock up after six months and the remaining two 30% tranches to be released upon completion of the next two subsequent quarters. As additional consideration, we will pay Aposense development and regulatory milestone payments (up to $3.0 million per milestone) upon the achievement of certain milestones, which primarily consist of having a drug indication approved by a regulatory authority in the United States or another country. In addition, we will pay Aposense one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any sales milestone payments or royalties we receive with Aposense based on any sub-license agreement we may enter into.

License Agreement with Akashi Therapeutics, Inc.

On August 29, 2019, we entered into an exclusive license agreement with Akashi Therapeutics, Inc. ( “Akashi License Agreement”) to develop and commercialize an anti-fibrotic, anti-inflammatory drug, PCS100. The Akashi License Agreement provides us with a worldwide license to research, develop, make and commercialize products comprising or containing PCS100. As partial consideration for the license, we paid $10,000 to Akashi upon full execution of the Akashi License Agreement. This upfront payment was expensed as a research and development cost. As additional consideration, we will pay Akashi development and regulatory milestone payments (up to $3.0 million per milestone) upon the achievement of certain milestones, which primarily consist of having a drug indication approved by a regulatory authority in the United States or another country. In addition, we must pay Akashi one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments we receive with Akashi based on any sub-license agreement we may enter into.

We are required to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of (i) requesting a meeting with the FDA for a first indication within 18 months of the date of the agreement, (ii) submitting an IND for a drug indication on or before June 30, 2022 and (iii) initiating a Phase 1 or 2 trial for a drug indication on or before December 30, 2022. Either party may terminate the agreement in the event of a material breach of the license agreement that has not been cured following written notice and a 60-day opportunity to cure such breach (which is shortened to 15 days for a payment breach). We have not submitted a meeting request with the FDA and are evaluating our continued involvement with Akashi.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulations;

●	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

●	approval by an independent Institutional Review Board (IRB), at each clinical site before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) requirements to establish the safety and efficacy of the proposed drug product for each indication;

●	submission to the FDA of an NDA;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to commercial marketing or sale of the drug in the United States; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS) or to conduct a post-approval study.

Pre-clinical studies

Before testing any biological product candidate in humans, including our product candidates, the product candidate must undergo rigorous pre-clinical testing. The pre-clinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, to assess the potential for AEs and, in some cases, to establish a rationale for therapeutic use. The conduct of pre-clinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND.

An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term pre-clinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions before that time related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

●	Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

●	Phase 3 clinical trials generally involve a larger number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a biologics license application (BLA).

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time, or the FDA may impose other sanctions on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can refuse, suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

The review process typically takes twelve months from the date the NDA is submitted to the FDA. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission to determine whether they are sufficiently complete to permit substantive review before accepting them for “filing.” The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the current guidelines in effect in the Prescription Drug User Fee Act (PDUFA), the FDA has a goal to review and act on the submission within ten months from the completion of the preliminary review of a standard NDA for a new molecular entity.

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

Expedited review and approval

The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. We may explore some of these opportunities for our product candidates as appropriate.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. These laws include the following:

●	the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act that can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require biotechnology companies to report information on the pricing of certain drug products; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, including damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts.

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

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the European Union Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA) and one or more Ethics Committees (ECs). Under the current regime, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

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

European Union Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 26 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of marketing authorizations:

●	The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the European Union, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, there is a “Blueprint” to lower prescription drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of March 19, 2021, we had 14 full and part time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union and we believe our relationships with our employees are good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on March 29, 2011. Our principal executive office is located at 7380 Coca Cola Drive, Suite 106, Hanover, MD 21076. Our telephone number is (443) 776-3133.

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

The information contained on our website and social media channels is not included as a part of, or incorporated by reference into, this report.

Information about our Executive Officers

Our executive officers as of March 19, 2021 are as follows:

Name	Age	Position
Executive Officers:
David Young, Pharm.D, Ph.D.	68	Chairman of the Board of Directors and Chief Executive Officer
Patrick Lin	55	Chief Business and Strategy Officer
Sian Bigora, Pharm.D.	60	Chief Development Officer
James Stanker	63	Chief Financial Officer
Michael Floyd	65	Chief Operations Officer
Wendy Guy	56	Chief Administrative Officer

David Young, Pharm.D., Ph.D. - Dr. Young has served as our Chairman and Chief Executive Officer since October 4, 2017 and has over 30 years of pharmaceutical research, drug development, and corporate experience. He was a Founder and CEO of Promet Therapeutics, LLC (“Promet”) since its formation in August 2015. He served as our interim CFO from October 4, 2017 to September 1, 2018. From 2006 to 2009, prior to joining the Questcor executive management team, Dr. Young served as an independent Director on the Questcor Board of Directors. As an independent director, Dr. Young, representing Questcor, worked with the FDA in developing a process to obtain approval for Acthar (the only commercial product owned by Questcor) in Infantile Spasms (IS), a deadly and debilitating very rare orphan indication. In 2009, Dr. Young joined the Questcor executive management team as Chief Scientific Officer (CSO) in order to obtain IS FDA approval and market exclusivity by completing the New Drug Application (NDA) process, working with FDA on modernizing the label, and leading all aspects of approval including the Advisory Committee Meeting that voted to approve the NDA for IS. During the eight years that Dr. Young was involved with Questcor as an independent director and as its CSO, Questcor transitioned to an orphan drug specialty pharmaceutical company, moving from an outdated Acthar label and near bankruptcy in 2007 to a modernized Acthar label that helped it to achieve sales greater than $750 million per year and the ultimate sale of the company for approximately $5.6 billion in 2014. While serving on Questcor’s Board of Directors, Dr. Young was Executive Director & President, U.S. Operations of AGI Therapeutics plc. Dr. Young has also served as the Executive Vice President of the Strategic Drug Development Division of ICON plc, an international CRO, and was the Founder and CEO of GloboMax LLC, a CRO specializing in FDA drug development, purchased by ICON plc in 2003. Prior to forming GloboMax, Dr. Young was a Tenured Associate Professor at the School of Pharmacy, University of Maryland at Baltimore (UMAB), where he led a group of 30 faculty, scientists, postdocs, graduate students and technicians in evaluating the biological properties of drugs and drug delivery systems in animals and humans.

Dr. Young is an expert in small molecule and protein non-clinical and clinical drug development. He has served on FDA Advisory Committees, was Co-Principal Investigator on a FDA-funded Clinical Pharmacology contract, was responsible for the analytical and pharmacokinetic evaluation of all oral products manufactured in the UMAB-FDA contract which led to the Scale-up and Post-Approval Changes (SUPAC) and in-vitro in-vivo correlation (IVIVC) FDA Guidance, taught FDA reviewers as part of the UMAB-FDA contract for five years, has served on National Institutes of Health (NIH) grant review committees, and was Co-Principal Investigator on a National Cancer Institute contract to evaluate new oncology drugs. Dr. Young has met with the FDA over 100 times on more than 50 drug products and has been a key team member on more than 30 NDA/supplemental NDA approvals. Dr. Young has more than 150 presentations-authored publications-book chapters, including formal presentations to the FDA, FDA Advisory Committees, and numerous invited presentations at both scientific and investment meetings. Dr. Young received his B.S. in Physiology from the University of California at Berkeley, his M.S. in Medical Physics from the University of Wisconsin at Madison, and his Pharm.D. - Ph.D. with emphasis in Pharmacokinetics and Pharmaceutical Sciences from the University of Southern California.

Patrick Lin - Mr. Lin has served as our Chief Business & Strategy Officer since October 4, 2017 and has over 20 years of financing and investing experience in the Biopharm Sector. He was Co-Founder and Chairman of the Board of Promet Therapeutics, LLC. He is Founder and, for more than 15 years, Managing Partner of Primarius Capital, a family office that manages public and private investments focused on small capitalization companies. For 10 years prior to forming Primarius Capital, Mr. Lin worked at several Wall Street banking and brokerage firms including Robertson Stephens & Co., E*Offering, and Goldman Sachs & Co. Mr. Lin was Co-Founding Partner of E*Offering. Mr. Lin received an MBA from Kellogg Graduate School of Management, a Master of Engineering Management, and a Bachelor of Science in Business Administration from the University of Southern California.

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

James Stanker - Mr. Stanker has served as our Chief Financial Officer since September 5, 2018. Mr. Stanker has over 30 years of financial and executive leadership experience in the areas of accounting principles and audit standards, regulatory reporting, and fiscal management and strategy. He has served in a financial leadership role as an audit partner at Grant Thornton from February 2000 until his retirement in August 2016. His responsibilities included managing the audit quality in the Atlantic Coast Market Territory. From 2009 to 2012, he served as the Global Head of Audit Quality for Grant Thornton International. Prior to joining Grant Thornton, Mr. Stanker served as the Chief Financial Officer for a Nasdaq listed company and for a privately-held life science company. Mr. Stanker is a Certified Public Accountant. He has a Bachelor’s degree in Aeronautics from San Jose State University and a Master’s in Business Administration from California State University, East Bay. He previously served on the Board of Directors of GSE Systems, Inc. Mr. Stanker is also a visiting professor in the George B. Delaplaine School of Business at Hood College.

Michael Floyd – Mr. Floyd has served as our Chief Operating Officer since October 6, 2020. Mr. Floyd has been a serial entrepreneur with over 15 years of experience with early-stage biopharma businesses in infectious diseases, oncology and rare diseases. In 1996, he founded Neurologic, an early-stage enterprise that in-licensed technology from the National Institutes of Health for a diagnostic test for Alzheimer’s disease. Mr. Floyd was the co-author of the plan that created the Blanchette Rockefeller Neurosciences Institute in 1998 with the Honorable Jay Rockefeller and Johns Hopkins University. In 2006, Mr. Floyd was the Chief Executive Officer for the North American subsidiary of Arpida Ltd. where he organized the Phase 3 program for an MRSA drug and organized the NDA submission. Mr. Floyd subsequently led the US efforts to remediate the NDA for Gentium, SpA for defibrotide beginning in 2011. Mr. Floyd was the Founder of Bio-AIM, which is developing monoclonal antibodies for Acinetobacter baumannii and a Co-Founder of Exbaq, which is developing therapies for Gram negative pathogens. In 2016, Mr. Floyd co-founded Elion Oncology and served as its Chief Executive officer until joining Processa. Mr. Floyd received a BSBA in Accounting from Georgetown University and is a CPA (inactive).

Wendy Guy - Ms. Guy has served as our Chief Administrative Officer since October 4, 2017 and has more than 20 years of experience in business operations. She has worked closely with Dr. Young in the past in corporate management and operations, human resources, and finance roles. She was Co-Founder, Director, and Chief Administrative Officer of Promet Therapeutics, LLC. Prior to Promet, Ms. Guy was employed at Questcor Pharmaceuticals (acquired by Mallinckrodt Pharmaceuticals in 2014) as Senior Manager, Business Operation in charge of the Maryland Office for Questcor. During the five years she spent at Questcor, she built a dynamic administrative and contracts team, grew the Maryland Office from two employees to just under 100, and expanded the facility from 1,200 sq. ft. to 15,000 sq. ft. Prior to her position at Questcor, Ms. Guy was Senior Manager, U.S. Operations of AGI Therapeutics, plc. In this role, she was responsible for the day to day business and administrative operations of the company. Previously, she held multiple senior level positions with the Strategic Drug Development Division of ICON, GloboMax, and Mercer Management Consulting. Ms. Guy received an A.A. from Mount Wachusett Community College.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information contained in this Form 10-K, including our consolidated financial statements and the notes to those statements, and the information set forth under the caption “Special Note Regarding Forward-Looking Statements and Risk Factor Summary.” The risks described below and contained in our other periodic reports are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business operations.

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

At December 31, 2020, the accumulated deficit was approximately $25.4 million. We will incur additional losses as we continue our research and development activities, seek regulatory approvals for our product candidates and engage in clinical trials. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenues and profitability from sales of products or successful joint venture relationships.

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

On October 6, 2020, we raised gross proceeds of $19.2 million in a public underwritten offering and on February 24, 2021, we raised additional gross proceeds of $10.2 million in private offering with accredited and institutional investors. These funds provide us with the necessary funding to complete our currently planned clinical trials for PCS499, PCS6422 and PCS12852. Based on our projections, the funds also provide us with operating funds through 2023. We will, however, require substantial additional capital in the future to continue the development and licensing of our current and any additional products we acquire or license-in. Delays in obtaining additional funding in the future could adversely affect our ability to move forward with additional studies, clinical trials or in-licensing activities.

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

The ongoing COVID-19 pandemic or another pandemic may disrupt our operations and affect our ability to successfully conduct clinical studies and raise capital.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets. We are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our results from operations, financial condition, and scientific and clinical activities due to numerous factors that are not within our control, including the duration and severity of the outbreak, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee illness or quarantines, which could result in disruptions to our operations and adversely impact our results from operations and financial condition. In addition, the COVID-19 pandemic has resulted in ongoing volatility in the financial and capital markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted. In addition, we only recently completed the closeout of our Phase 2A clinical trial for PCS499 due to COVID-related delays.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technology or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity financings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

We have a significant amount of intangible assets related to our acquisition of PCS499 recorded on our balance sheet which may lead to potentially significant impairment charges in the future.

We review long-lived assets, including intangible assets, for impairment whenever events or changes in estimates and circumstances indicate that the related carrying amounts may not be recoverable based on the existence of certain triggering events. Intangible assets are also subject to an impairment assessment at least annually. The amount of identifiable intangible assets in our consolidated balance sheet is related to our acquisition of PCS499 and our right of use assets. At December 31, 2020, net intangible assets recorded on our consolidated balance sheet was $8.8 million.

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

Under the terms of the CARES Act and the corresponding promissory note, the use of the proceeds of the loan is restricted to payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the Paycheck Protection Program, after an eight- or twenty-four-week period from the disbursement of the loan proceeds, we may apply for forgiveness of some or all of the loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest (not applicable to us), covered rent, and covered utility payments, in each case incurred by us during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in our payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of the Loan eligible for forgiveness. The Payroll Protection Program has been amended twice with the latest series of amendments significantly altering the timeline associated with the Payroll Protection Program spending and loan forgiveness. We used the entire proceeds of our PPP Loan for payroll costs and applied for full forgiveness on January 18, 2021. On February 11, 2021, Bank of America submitted a decision to the Small Business Administration (SBA) that the full amount should be forgiven. However, no assurance is provided that we will be able to obtain full or partial forgiveness of the PPP Loan. While we believe we have acted in good faith and have complied with all requirements of the Payroll Protection Program, if Treasury or SBA determines that our loan application was not made in good faith or that we did not otherwise meet the eligibility requirements of the Payroll Protection Program, we may not receive forgiveness of the loan (in whole or in part) and we could be required to return the loan or a portion thereof.

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

The COVID-19 outbreak and global pandemic could adversely impact our business, including our clinical trials.

As a result of the COVID-19 outbreak, or similar pandemics, and government response to pandemics, we have and may in the future experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;
●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
●	diversion of healthcare resources away from the conduct of clinical trials;
●	delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;
●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies; and
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Our rights to practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Our licenses may be terminated by the licensor if we are in material breach of certain terms or conditions of the license agreement or in certain other circumstances. Our license agreements each include provisions that allow the licensor to terminate the license if (i) we breach any payment obligation or other material provision under the agreement and fail to cure the breach within a fixed time following written notice of termination, (ii) we or any of our affiliates, licensees or sublicensees directly or indirectly challenge the validity, enforceability, or extension of any of the licensed patents, or (iii) we declare bankruptcy or dissolve. The majority of license agreements require us to satisfy due diligence milestones that relate to the development of new products containing the licensed drug or the agreement may be terminated by such counterparty. Our rights under theses licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the licenses. Termination of any of these licenses could prevent us from marketing some or all of our products. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from producing and selling some or all of our products.

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

Our operations to date have been limited to financing and staffing, conducting research and developing our core technologies, identifying and optimizing our lead product clinical candidates, performing due diligence on other potential drug in-licensing opportunities, receiving FDA orphan designation on PCS499 in Necrobiosis Lipoidica (NL), improving the manufacturing of PCS499 final product, receiving FDA IND clearance on one indication, conducting a healthy human volunteer trial, completing a Phase 2A clinical trial in patients with NL and initiating a Phase 2 clinical trial in patients with ulcerated NL. Although we have recruited a team that has experience with clinical trials in the United States and outside the United States, as a company, we have only completed two clinical trials in any jurisdiction and have not had previous experience commercializing product candidates through the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that other planned clinical trials will begin or be completed on time, if at all; that our development program and studies would be acceptable to the FDA or other regulatory authorities; or that, if regulatory approval is obtained, our product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants and collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

Furthermore, we may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates.

Under our IND for PCS499, we continue to evaluate the safety and tolerability of PCS499 in patients with NL. We dosed patients based on our past experience with the drug in a healthy human volunteer study, the experience of CoNCERT Pharmaceuticals in healthy human volunteers and patients with diabetic nephropathy studies, and the preclinical toxicology data and studies involving diabetic nephropathy patients. Data from the Phase 2A demonstrated that PCS499 at 1,800 mg/day was well tolerated. However, since the number of patients in this study was small, the risks associated with giving PCS499 still exists. Given NL patients are mainly women and multiple pathophysiological changes have occurred in their body from the NL, the NL patients could be more sensitive to the drug, thus decreasing their ability to tolerate PCS499. If this occurs, there may not be any way to differentiate PCS499 from PTX thus making development and commercialization of PCS499 in NL not worth pursuing.

Some preclinical studies of our product candidates have been completed, but we do not know the predictive value of these studies for our targeted population of patients, and we cannot guarantee that any positive results in preclinical studies will translate successfully to our targeted population of patients. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Human patients in clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies, including, but not limited to, immunogenic responses, organ toxicities such as liver, heart or kidney or other tolerability issues or possibly even death. The observed potency and kinetics of our planned product candidates in preclinical studies may not be observed in human clinical trials. If clinical trials of our planned product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our planned product candidates which may result in complete loss of expenditures which we devote to those products.

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

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community (including physicians, patients and health care payors) and the potential competitive products available to the patients upon commercialization. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	relative convenience, dosing burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;

●	efficacy of our product candidates compared to competing products;

●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;

●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our product candidates in treatment guidelines;

●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;

●	limitations or warnings contained in approved labeling from regulatory authorities;

●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If any of our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

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

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices (cGCPs) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. Compliance with such regulations may result in significant costs and expenses.

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

There is no guarantee that the FDA, EMA or their foreign equivalents will grant any future application for orphan drug designation for any of our product candidates, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation. Even where orphan drug designation or equivalent status is granted, there is no guarantee of orphan drug marketing exclusivity.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. While the FDA granted orphan-drug designation to PCS499 for the treatment of NL on June 18, 2018, there can be no assurance that we will receive orphan drug designation for any additional product candidates in the indications for which we think they might qualify, if we elect to seek such applications.

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

Legal, regulatory and legislative changes with respect to reimbursement, pricing and contracting may adversely affect our business and future prospects.

Federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increase and to report information relating to those price increases. On May 11, 2018, the Department of Health and Human Services requested comments on a “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs,” which outlines a wide range of proposals and policy considerations intended to improve competition; lower patient out-of-pocket costs; enhance negotiation; and provide incentives for lower manufacturer list prices. Some of the proposals would require Congressional approval, while others could be adopted administratively. There can be no assurances that future changes to Medicare and/or Medicaid prescription drug reimbursement policies, drug pricing and contracting practices, or government drug price regulation programs such as the Medicaid Drug Rebate Program or 340B Drug Pricing Program will not have an adverse impact on our business and future prospects.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates.

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

At any time, we may decide to discontinue the development of any of our product candidates or not to continue commercializing one or more of our approved product candidates for a variety of reasons, including changes in our internal product, technology or indication focus, the appearance of new technologies that make our product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment, and we will have missed the opportunity to have allocated those resources to potentially more productive uses.

Risks Relating to Our Intellectual Property Rights

We depend on rights to certain pharmaceutical compounds that are or will be licensed to us. We do not own the intellectual property rights to these pharmaceutical compounds and any loss of our rights to them could prevent us from selling our products.

Within our present pipeline and potentially future pipeline of drugs, our drugs are in-licensed from other biotech or pharmaceutical companies. We do not currently own any intellectual property rights, including the patents that underlie these licenses. Our rights to use the pharmaceutical compounds we license are subject to the negotiation of, continuation of and compliance with the terms of those licenses. Thus, these patents and patent applications are not written by us or our attorneys, and we did not have control over the drafting and prosecution. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting. Moreover, under certain of our licenses, patent prosecution activities remain under the control of the licensor. We cannot be certain that drafting of the licensed patents and patent applications, or patent prosecution, by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Significant additional research and development activity, pre-clinical testing, and/or clinical testing of our drug product candidates are required before we will have a chance to achieve a viable product for licensing or commercialization. Our business currently depends entirely on the successful development, regulatory approval, and licensing or commercialization of our product candidates, which may never occur.

Enforcement of our licensed patents or defense of any claims asserting invalidity of these patents is often subject to the control or cooperation of our licensors. Legal action could be initiated against the owners of the intellectual property that we license and an adverse outcome in such legal action could harm our business because it might prevent such companies or institutions from continuing to license intellectual property that we may need to operate our business. In addition, such licensors may resolve such litigation in a way that benefits them but adversely affects our ability to have freedom to operate to develop and commercialize our product candidates.

We cannot ensure protection of our licensed intellectual property rights.

Our commercial success will depend, in part, on the ability of our licensors to obtain and maintain patent protection for our licensed technologies, products and processes, successfully defend these licensed patents against third-party challenges and successfully enforce these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our licensed intellectual property rights. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents. The existing patents and patent applications relating to our drug product candidates may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

The degree of future protection for our proprietary rights is uncertain. We may not be able to adequately protect our rights, gain or keep our competitive advantage, or provide any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to any of our product candidates, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications licensed or filed by us, or that our licensed intellectual property or intellectual property that we develop in the future will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices.

In the future, we may rely on know-how and trade secrets to protect technology, especially in cases when we believe patent protection is not appropriate or obtainable. However, know-how and trade secrets are difficult to protect. While we intend to require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which we may also have rights. If we cannot maintain the confidentiality of our licensed or owned proprietary technology and other confidential information, our ability to protect valuable information licensed or owned by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of our licensed or owned know-how and trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we fail to obtain or maintain patent or trade secret protection for our product candidates or our technologies, third parties could use our licensed or owned intellectual property, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

We may also rely on the trademarks we may develop to distinguish our products from the products of our competitors. We cannot guarantee that any trademark applications filed by our licensors, us, or our business partners will be approved. Third parties may also oppose such trademark applications, or otherwise challenge our use of the trademarks. In the event that the trademarks we use are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide assurance that competitors will not infringe the trademarks we use, or that we, our licensors, or business partners will have adequate resources to enforce these trademarks.

Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our licensed technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our licensed product candidates or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize any of our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may divert the time and attention of our technical personnel and management.

Third parties may hold proprietary rights that could prevent any of our licensed product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to any of our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license and pay royalties to continue to manufacture or market any of our product candidates or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidates or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing any of our product candidates or a future product candidate, which could harm our business, financial condition and operating results.

A number of companies, including several major pharmaceutical companies, have conducted, or are conducting, research within the licensed fields in which we intend to operate, which has resulted, or may result, in the filing of many patent applications related to this research. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the validity of these or any issued United States patent in an administrative trial before the Patent Trial and Appeal Board in the United States Patent and Trademark Office, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity or enforceability.

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

We have identified material weaknesses in our internal control over financial reporting related to our control environment, which in turn results in a material weakness in our disclosure controls. If we do not remediate the material weaknesses in our internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.

We identified a material weakness in our internal control over financial reporting. Our assessment has indicated we have material weaknesses related to certain entity level controls; inadequate segregations of duties throughout the entire year; and our formal documentation of certain policies and procedures, their related controls, and the operation thereof. Such a material weakness in our internal controls results in a material weakness in our disclosure controls. We continue to remediate our material weakness and to improve our internal controls and are in the process of implementing more fully documented formal policies and procedures.

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

We have already and are planning to continue implementing additional measures to address the material weaknesses we have identified, including hiring additional accounting personnel or consultants with appropriate expertise. We intend to complete the implementation of our remediation plan in the second or third quarter of 2021. However, we cannot assure you that we will be successful in remediating the material weaknesses we identified or that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We cannot assure you that management will be successful in identifying and retaining appropriate personnel; that newly engaged staff or outside consultants will be successful in identifying material weaknesses in the future; or that appropriate personnel will be identified and retained prior to these deficiencies resulting in material and adverse effects on our business.

Any failure to remediate the material weaknesses we identified or develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to remediate the material weaknesses we identified or implement and maintain effective internal control over financial reporting, as well as disclosure controls and procedures, could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Our limited operating history may make it difficult to evaluate our business and our future viability.

We are in the relatively early stages of operations and development and have only a limited operating history as the existing entity on which to base an evaluation of our business and prospects. Even if we successfully obtain additional funding, we are subject to the risks associated with early stage companies with a limited operating history, including: the need for additional financings; the uncertainty of research and development efforts resulting in successful commercial products, as well as the marketing and customer acceptance of such products; unexpected issues with the FDA, other federal or state regulatory authorities or ex-US regulatory authorities; regulatory setbacks and delays; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; fluctuations in expenses; and dependence on corporate partners and collaborators. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the continuing development of new drug technology, and the competitive and regulatory environment in which we operate or may choose to operate in the future.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to us as such may make our common stock less attractive to our stockholders and investors.

We are a “smaller reporting company” under the federal securities laws and, as such, are subject to scaled disclosure requirements afforded to such companies. For example, as a smaller reporting company, we are subject to reduced executive compensation disclosure requirements. Our stockholders and investors may find our common stock less attractive as a result of our status as a “smaller reporting company” and our reliance on the reduced disclosure requirements afforded to these companies. If some of our stockholders or investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

Risks Related to Ownership of Our Common Stock

Future equity offerings, license transactions or acquisitions may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be higher or lower than what our existing stockholders paid and other securities in the future could have rights superior to existing stockholders.

In addition, we may engage in one or more potential license transactions or acquisitions in the future, which could involve issuing our common stock as some or all of the consideration payable by us to complete such transactions. If we issue common stock or securities linked to our common stock, the newly issued securities may have a dilutive effect on the interests of the holders of our common stock. Additionally, future sales of newly issued shares used to effect a transaction could depress the market price of our common stock.

We may also issue equity securities that provide rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

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

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock, especially in light of the COVID-19 pandemic. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Our executive officers, directors and principal stockholders and their affiliates, if they choose to act together, have the ability to exercise significant influence over all matters submitted to stockholders for approval, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, beneficially own shares representing approximately 42% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and potentially control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power may adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change in control;

●	entrenching our management and the Board of Directors;

●	impeding a merger, consolidation, takeover or other business combination involving us that other stockholders may desire; and/or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Sales of substantial amounts of our common stock in the public markets could cause the market price of our common stock to decline.

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

Provisions in our corporate documents and Delaware law could have the effect of delaying, deferring, or preventing a change in control of us, even if that change may be considered beneficial by some of our stockholders.

The existence of some provisions of our certificate of incorporation or our bylaws or Delaware law could have the effect of delaying, deferring, or preventing a change in control of us that a stockholder may consider favorable. These provisions include:

●	providing that the number of members of our Board is limited to a range fixed by our bylaws;
●	establishing advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and
●	authorizing the issuance of “blank check” preferred stock, which could be issued by our Board of Directors to issue securities with voting rights and thwart a takeover attempt.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware. Section 203 prevents some stockholders holding more than 15% of our voting stock from engaging in certain business combinations unless the business combination or the transaction that resulted in the stockholder becoming an interested stockholder was approved in advance by our Board of Directors, results in the stockholder holding more than 85% of our voting stock (subject to certain restrictions), or is approved at an annual or special meeting of stockholders by the holders of at least 66 2/3% of our voting stock not held by the stockholder engaging in the transaction. Any provision of our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and affect the price that some investors are willing to pay for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our principal executive office is located at 7380 Coca Cola Drive, Suite 106, Hanover, MD 21076. We currently lease approximately 6,500 square feet of office space at this location until September 2022.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings. Regardless of outcome, any litigation that we may become involved in can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

Our common stock commenced trading on the Nasdaq Capital Market on October 2, 2020 under the symbol “PCSA.” Prior to October 2, 2020, we traded on the OTCQB. OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On December 23, 2019, we effected a one-for-seven reverse split of our shares of common stock. On June 25, 2020, we amended our Certificate of Incorporation reducing the number of authorized shares of our common stock from 100,000,000 to 30,000,000. The number of authorized shares of preferred stock remains unchanged at 1,000,000 shares. All share and per share amounts, conversion and exercise prices presented herein have been adjusted retroactively to reflect this change.

Holders

As of March 19, 2021, there were 15,521,616 shares of common stock outstanding and 291 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Equiniti Trust Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information as to our 2019 Omnibus Incentive Plan as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)

Equity compensation plans approved by security holders	105,034	$17.31	75,660

Equity compensation plans not approved by security holders	47,772	19.88	-

Total	152,806		75,660	(2)

(1)	Total excludes 110,282 unvested share of restricted stock awarded in 2020.
(2)	Consists of shares available for issuance under the 2019 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2020, we issued the following securities that were not registered under the Securities Act:

●	In December 2019, we sold $805,000 principal amount of 8.0% Senior Convertible Notes and 56,350 warrants to purchase shares of our common stock to accredited investors. On December 15, 2020, the holders converted these Notes and related accrued interest into 247,088 shares of our common stock at a conversion price of $3.60 per share.

●	In October 2020, we issued 199,537 shares of our common stock to DKBK Enterprises, LLC in connection with the conversion of the $700,000 principal amount and related accrued interest outstanding under the LOC Agreement with DKBK at a conversion price of $3.60 per share.

●	In August 2020, we issued 250,000 shares and on October 6, 2020 an additional 250,000 shares of common stock to Yuhan in connection with a license agreement.

●	On October 6, 2020, we issued 625,000 shares of common stock to Aposense, in connection with a license agreement.

●	On October 6, 2020, we issued 825,000 shares of common stock to Elion in connection with a license agreement.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2020.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of drug products that are intended to provide treatment for patients who have a high unmet medical need condition that effects survival or the patient’s quality of life and have few or no treatment options. We currently have three drugs in various stages of clinical development. Our most advanced product candidate, PCS499, is an oral tablet that is a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). We have completed a Phase 2A trial for PCS499 and will begin recruiting for a Phase 2 trial in the first half of 2021. In addition, we have in-licensed PCS6422 (eniluracil) from Elion Oncology and PCS12852 from Yuhan Corporation. PCS6422 will be orally administered with capecitabine in a Phase 1B dose-escalation study in patients with Advanced Refractory Gastrointestinal (GI) Tract Tumors, with recruitment beginning in the first half of 2021. PCS12852 has already been evaluated in clinical studies in South Korea and we anticipate a response back to our pre-IND meeting questions by March 31, 2021. Our remaining two drug assets whose active molecules have been shown to be clinically efficacious require additional toxicology data in order to advance these candidates to an IND stage of development.

Our Strategy

Our strategy is to acquire or in-license development candidates that will not only treat a specific group of patients with unmet medical needs, but may also have the potential to chart a more efficient path to registration. In many instances, these clinical candidates have significant pre-clinical and clinical data that we can leverage to high value inflection points while de-risking the programs and adding in optionality to potential future indications. The regulatory science approach our team has developed over the last 20+ years seeks to leverage the earlier data and identify the least risk path toward commercialization/registration of these drugs. We apply rigorous standards to identify drugs for our portfolio, namely:

i.	The drug must represent a treatment option to patients with a high unmet medical need condition by improving survival and/or quality of life for these patients,

ii.	The drug or its metabolite or a drug with similar pharmacological properties must have demonstrated some evidence of efficacy in the target population, and

iii.	The drug can be quickly developed such that within 2-4 years, critical value-added clinical milestones can be achieved while advancing the drug closer to commercialization and adding to the potential for a high return on investment.

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

Our portfolio specifically includes drugs that (i) already have clinical proof-of-concept data demonstrating the desired pharmacological activity in humans or, minimally, clinical evidence in the form of case studies or clinical experience demonstrating the drug or a similar drug pharmacologically can successfully treat patients with the targeted indication; (ii) target indications for which the FDA believes that a single positive pivotal study demonstrating efficacy provides enough evidence that the clinical benefits of the drug and its approval outweighs the risks associated with the drug or the present standard of care (e.g., some orphan indications, many serious life-threatening conditions, some serious quality of life conditions); and/or (iii) target indications where the prevalence of the condition and the likelihood of patients enrolling in a study meet the desired time-frame to demonstrate that the drug can, at some level, treat or potentially treat patients with the condition.

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

Recent Developments

Private Placement – On February 24, 2021, we sold in a private placement 1,321,132 shares of our common stock to accredited and institutional investors for gross proceeds of $10.2 million. Net proceeds from the offering were $9.9 million. We issued warrants for the purchase of 79,268 shares to our placement agent. These warrants are exercisable for cash at $9.30 per share and expire on February 24, 2023.

Conversion of our 8% Senior Notes – On December 15, 2020, all of our outstanding 8% Senior Convertible Notes and related accrued interest were converted into 247,088 shares of our common stock.

License Agreements – In connection with our October 6, 2020 underwritten offering and up-list to Nasdaq, we met the conditions contained on our license agreements with Elion and Aposense and finalized our license agreements with them.

Underwritten Public Offering – On October 6, 2020, we closed on our underwritten public offering of 4,800,000 shares of common stock for a public offering price of $4.00 per share. Net proceeds from the offering were approximately $17.1 million.

Conversion of our Line of Credit with DKBK Enterprises, LLC. – On October 6, 2020, the Lender converted $700,000 principal amount and related accrued interest of $18,333 under the LOC Agreement into 199,537 shares of common. In connection with our October 6, 2020 underwritten offering, we terminated our LOC Agreements with DKBK and CorLyst, both related parties.

Impact of COVID-19

The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as ours, including possible delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work. Such delays could materially impact our business in future periods. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industries and economies as a whole. The magnitude and overall effectiveness of these actions remain uncertain. Accordingly, the extent to which the COVID-19 global pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. For more information on the risks associated with COVID-19, refer to Part I, Item 1A, “Risk Factors” herein.

Results of Operations

Comparison of the year ended December 31, 2020 and 2019

The following table summarizes our operations loss during the periods indicated:

	Year Ended December 31,
	2020	2019	Change
Operating Expenses
Research and development costs	$3,172,385	$2,320,573	$851,812
Acquisition of in-process research and development	8,700,000	-	8,700,000
General and administrative expenses	3,264,474	1,614,909	1,649,565

Operating Loss	(15,136,859)	(3,935,482)
Other Income (Expense)
Interest expense	(281,122)	(36,658)	(244,464)
Interest income	3,174	11,548	(8,374)
Total other income (expense)	(277,948)	(25,110)
Net Operating Loss Before Income Tax Benefit	(15,414,807)	(3,960,592)
Income Tax Benefit	1,001,019	602,716	398,303
Net Loss	$(14,413,788)	$(3,357,876)

Revenues.

We had no revenue during the years ended December 31, 2020 and 2019. We do not currently have any revenue under contract or any immediate sales prospects.

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

During the year ended December 31, 2020, our research and development expenses increased by $851,812 to $3,172,385 when compared to $2,320,573 for the year ended December 31, 2019. Costs for the years ended December 31, 2020 and 2019 were as follows:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Amortization of intangible assets	$795,328	$795,328
Research and development salaries and benefits	1,404,346	742,254
Preclinical, clinical trial and other costs	972,711	782,991
Total	$3,172,385	$2,320,573

Our research and development salaries and benefits increased by $662,092 for the year ended December 31, 2020 when compared to the same period in 2019 related to an increase in stock-based compensation of $749,830, which was offset by a decrease in salaries and related benefits of $87,738. The decrease in salaries and related benefits related to the departure of two research and development team members in the first quarter of 2020. We also recognized higher research and development expenses for preclinical, clinical trial and other costs of $189,720 during the year ended December 31, 2020 when compared to the same period in 2019. During the year ended December 31, 2020, we completed our Phase 2A clinical trial for PCS499, as well as began designing and engaged two CROs for the Phase 2 clinical trial for PCS499 and the Phase 1B clinical trial for PCS6422. In contrast, during the same period in 2019, our focus was on enrolling patients in our trial, along with other trial costs, including providing doses of PCS499 to participants in our Phase 2A clinical trial in NL.

We incurred $347,767 in costs related to our Phase 2A trial during the year ended December 31, 2020, bringing the total cost of the trial to be $1.2 million. PoC Capital paid for $900,000 of the clinical trial costs, and we covered the remaining $336,234 with funds received from the sale of our 2019 Senior Notes and our LOC Agreement with DKBK. During the year ended December 31, 2019, PoC Capital made payments directly to our CRO totaling $689,168 for amounts invoiced and repaid us $210,832 for clinical trial expenses we previously paid to our CRO, $180,119 of which is included in Prepaid and Other on our consolidated balance sheet at December 31, 2019. We amended the existing pledge agreement with PoC Capital on September 30, 2019 to reduce the committed funds from $1.8 million to $900,000, which was paid in full during the year ended December 31, 2019.

We anticipate our research and development costs to increase significantly in the future as we continue having drug products manufactured for us and conduct future clinical trials related to our current drug portfolio as we start clinical trials for PCS499, PCS6422 and PCS12852.

The funding necessary to bring a drug candidate to market is, however, subject to numerous uncertainties. Once a drug candidate is identified, the further development of that drug candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand. For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Certain of our programs may be terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. As noted above, we anticipate our research and development costs to increase in the future as we conduct the Phase 2 trial to evaluate the ability of PCS499 to completely close ulcers in patients with NL and begin a Phase 1B clinical trial for PCS6422. We expect to begin recruiting patients for these two clinical trials during the first half of 2021.

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf.

We estimate third-party manufacturing and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered.

Acquisition of In-Process Research and Development.

In connection with the Yuhan, Aposense and Elion License Agreements, we recorded $2 million, $2.5 million and $4.2 million (including $800,000 in the acquisition of in-process research and development for the year ended December 31, 2020 related to future issuance of 200,000 shares of common stock to Elion on the first and second anniversary date of the license agreement), respectively, for a total of $8.7 million of acquired in-process research and development expense during the year ended December 31, 2020. We believe the in-process research and development assets acquired have no alternative future use. We did not acquire any in-process research and development assets in 2019.

General and Administrative Expenses.

Our general and administrative expenses for the year ended December 31, 2020 increased by $1,649,565 to $3,264,474 when compared to $1,614,909 for the year ended December 31, 2019. The increase related mostly to increased payroll and related costs of $1,415,029 (including an increase in employee stock-based compensation of $1,308,991) as we began paying closer-to-market salary rates. We also experienced an increase of $141,175 in professional fees as we evaluated opportunities to in-license additional drugs, as well as an increase of $53,226 in other administrative costs such as insurance and office expenses.

Our tax expense also increased by $71,816 in 2020 compared to 2019 due to an increase in our Delaware franchise taxes. This increase was primarily due to the impact of our 1-for-7 reverse stock split in December 2019 on the computation of our franchise tax. On June 25, 2020, we amended our articles of incorporation to reduce the number of authorized shares in part to decrease our future Delaware franchise tax.

These increases were offset by a decrease of $15,727 in expenses such as travel, repairs and maintenance and training. Reimbursable expenses from CorLyst of $119,001 for rent and other costs during the year ended December 31, 2020 were $15,954 greater than the same period in 2019.

We expect the general and administrative expenses to continue to increase as we add staff to support our growing research and development activities and the administration required to operate as a public company.

Other Income and Expense.

Interest expense was $281,122 and $36,658 for the years ended December 31, 2020 and 2019, respectively, related to our 2019 Senior Notes, borrowings on the LOC Agreement with DKBK, and the PPP loan. Included in interest expense is the amortization of debt issuance costs totaling $199,900 and $0 for the years ended December 31, 2020 and 2019, respectively.

Interest income was $3,174 and $11,548 for the years ended December 31, 2020 and 2019, respectively. Interest income represents interest earned on money market funds.

Income Tax Benefit.

An income tax benefit of $1,001,019 and $602,716 was recognized for the years ended December 31, 2020 and 2019, respectively. A deferred tax liability was created as a result of our acquisition of CoNCERT’s license and “Know-How” in exchange for Processa stock that had been issued in the Internal Revenue Code Section 351 transaction on March 19, 2018. The Section 351 transaction treated the acquisition of the Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability will be reduced for the effect of the non-deductibility of the amortization of the intangible asset and may be offset by the deferred tax assets resulting from net operating tax losses (see Note 4 – Income Taxes). This offset results in the recognition of a deferred tax benefit shown in the consolidated statements of operations.

Liquidity and Capital Resources

On October 6, 2020, we closed an underwritten public offering of 4,800,000 shares of common stock for a public offering price of $4.00 per share. Net proceeds from the offering were approximately $17.1 million. On February 24, 2021, we closed a private placement for the sale of 1,321,132 shares of our common stock at a purchase price of $7.75 per share to accredited and institutional investors for gross proceeds of $10.2 million. Net proceeds from the offering were $9.9 million.

At December 31, 2020, we had $15,416,224 in cash. Net cash used in our operating activities during the year ended December 31, 2020 totaled $3,143,196 compared to $2,750,145 for the year ended December 31, 2019. We have incurred losses since inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $25.4 million at December 31, 2020. During the year ended December 31, 2020, we generated a net loss of approximately $14.4 million and we expect to continue to generate operating losses and negative cash flow from operation for the foreseeable future. However, we believe our cash balance at December 31, 2020, along with the $9.9 million in net proceeds from the February 2021 private placement, is adequate to fund our budgeted operations through 2023. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when necessary.

Our estimate of future cash needs were on assumptions that may prove to be wrong, and we could utilize our available cash sooner than we currently expect. Our ultimate success depends on the outcome of our planned clinical trials and our research and development activities, as disclosed above. We expect to incur additional losses in the future and we anticipate the need to raise additional capital to fully implement our business plan if the cost of our planned clinical trials are greater than we expect or they take longer than anticipated. We also expect to incur increased general and administrative expenses in the future due in part to planned increased research and development activities as we conduct a Phase 2 trial for PCS499, a Phase 1B trial for PCS6422, and a Phase 2A clinical trial for PCS12852. In addition, there may be costs we incur as we develop these drug products that we do not currently anticipate requiring us to need additional capital sooner than currently expected.

Our future capital requirements will depend on many factors, including:

●	the cost of future trials for PCS499, PCS6422 and PCS12852, and the cost of third-party manufacturing;

●	the initiation, progress, timing, costs and results of drug discovery, pre-clinical studies and clinical trials of PCS11T and any other future product candidates;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the costs associated with hiring additional personnel and consultants as our pre-clinical and clinical activities increase;

●	the emergence of competing therapies and other adverse market developments;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	the extent to which we in-license or acquire other products and technologies; and

●	the costs of operating as a public company.

Until such time as we can generate substantial product revenues to support our capital requirements, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(3,143,196)	$(2,750,145)
Financing activities	17,867,884	1,700,720
Net increase in cash and cash equivalents	$14,724,688	$(1,049,425)

Net cash used in operating activities

We used net cash in our operating activities of $3,143,196 and $2,750,145 during the years ended December 31, 2020 and 2019, respectively. The increase in cash used in operating activities during 2020 compared to 2019 was primarily related to clinical trial costs as we completed our Phase 2A study and began our Phase 2 study for PCS499 and Phase 1B study for PCS6422, as well as the payment of 2019 deferred salary costs, increased pay rates to be closer-to-market salaries and additional salary for our newly hired Chief Operating Officer.

Since we are in the process of developing our products, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future and that these amounts will increase in the future. We do not currently sell or distribute pharmaceutical products or have any sales or marketing capabilities.

Net cash provided by financing activities

Net cash provided by financing activities during the year ended December 31, 2020 of $17,867,884 was from our 2020 underwritten public offering, borrowings totaling $700,000 under our LOC Agreement with DKBK and $162,459 we received from the Bank of America pursuant to a promissory note under the Paycheck Protection Program, less transaction costs of $2.1 million related to our underwritten public offering. During the year ended December 31, 2019, net cash provided by financing activities of $900,000 were funds received from our clinical trial funding investor in partial satisfaction of his stock subscription receivable that he paid directly to our CRO. We also received net proceeds of $800,720 from the issuance of 2019 Senior Notes, offset by $4,280 of debt issuance costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2020:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$180,477	$96,723	$82,197	$1,557	$-

Total	$180,477	$96,723	$82,197	$1,557	$-

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

We estimate the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Black-Scholes option-pricing model requires the use of subjective assumptions that include the expected stock price volatility and the fair value of the underlying common stock on the date of grant. See Note 5 – Stock-Based Compensation for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2020 and 2019.

All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period such changes are enacted. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of December 31, 2020 and 2019, we have established a valuation allowance to offset certain deferred tax assets.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

Recently Issued Accounting Pronouncements

See Note 2 of our consolidated financial statements for new accounting pronouncements or changes to the recent accounting pronouncements during the year ended December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Processa Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Processa Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Asset

As discussed in Note 3 to the consolidated financial statements, the Company has capitalized costs of $8,845,133 related to the acquisition of the exclusive license rights to PCS499. This intangible asset is tested at least annually for impairment or when events indicate it is more likely than not that the carrying amount of the asset may not be recoverable.

We identified the analysis for potential impairment of this intangible asset as a critical audit matter due to the materiality of the asset. To test the impairment of the asset, we reviewed management’s analysis and tested the significant assumptions used by management.

Acquisition of In-Process Research and Development

As discussed in Notes 12, 13 and 14 to the consolidated financial statements, the Company has acquired three licenses to develop, manufacture and commercialize drugs. The Company determined there were no alternative future uses and therefore expensed the costs of acquiring the drugs as acquisition of in-process research and development.

We identified the treatment of these licenses as a critical audit matter due to the materiality of the transactions as well as the added complexity involving the issuance of common stock in conjunction with acquiring the licenses. To test the appropriateness of expensing the licenses, we read the agreements and reviewed management’s analysis.

/s/ BD & Co.

Owings Mills, MD

March 25, 2021

We have served as the Company’s auditor since 2017.

Processa Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$15,416,224	$691,536
Due from related party	154,730	-
Due from tax agencies	77,024	-
Prepaid expenses and other	554,708	315,605
Total Current Assets	16,202,686	1,007,141
Property and Equipment
Software	19,740	19,740
Office equipment	9,327	9,327
Total Cost	29,067	29,067
Less: accumulated depreciation	28,583	20,137
Property and equipment, net	484	8,930
Other Assets
Operating lease right-of-use assets, net	158,558	219,074
Intangible assets, net	8,847,126	9,642,454
Security deposit	5,535	5,535
Total Other Assets	9,011,219	9,867,063
Total Assets	$25,214,389	$10,883,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Senior convertible notes, net of debt issuance costs	$-	$802,503
Note payable – Paycheck Protection Program, current portion	117,574	-
Current maturities of operating lease liability	87,200	77,992
Accrued interest	950	21,902
Accounts payable	320,694	75,612
Due to licensor	400,000	-
Due to related parties	69,858	316
Accrued expenses	224,676	213,239
Total Current Liabilities	1,220,952	1,191,564
Non-current Liabilities
Note payable – Paycheck Protection Program	44,885	-
Non-current operating lease liability	78,463	147,390
Non-current due to licensor	400,000	-
Net deferred tax liability	530,611	1,531,630
Total Liabilities	2,274,911	2,870,584

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 30,000,000 and 100,000,000 shares authorized; 14,187,984 and 5,486,595 issued and outstanding at December 31, 2020 and 2019, respectively	1,419	549
Additional paid-in capital	48,333,857	18,994,008
Common stock deemed dividend payable: 28,971 shares at par value	-	3
Accumulated deficit	(25,395,798)	(10,982,010)
Total Stockholders’ Equity	22,939,478	8,012,550
Total Liabilities and Stockholders’ Equity	$25,214,389	$10,883,134

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2020 and 2019

	December 31,
	2020	2019
Operating Expenses
Research and development expenses	$3,172,385	$2,320,573
Acquisition of in-process research and development	8,700,000	-
General and administrative expenses	3,264,474	1,614,909

Operating Loss	(15,136,859)	(3,935,482)

Other Income (Expense)
Interest expense	(281,122)	(36,658)
Interest income	3,174	11,548

Net Operating Loss Before Income Tax Benefit	(15,414,807)	(3,960,592)
Income Tax Benefit	1,001,019	602,716

Net Loss	$(14,413,788)	$(3,357,876)

Net Loss Per Common Share - Basic and Diluted	$(2.54)	$(0.70)

Weighted Average Common Shares Used to Compute
Net Loss Per Common Shares - Basic and Diluted	7,499,678	5,525,754

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2020 and 2019

	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Stock Dividend Payable	Accumulated Deficit	Total
Balance, January 1, 2019	5,525,128	$552	$19,124,600	$(1,800,000)	$-	$(7,624,134)	$9,701,018
Conversion of Senior convertible debt for common stock and stock purchase warrants	18,107	2	258,928	-	-	-	258,930
Payments made by investor for clinical trial costs	-	-	-	900,000	-	-	900,000
Pledged shares of common stock forfeited upon revised research funding commitment	(56,640)	(5)	(899,995)	900,000	-	-	-
Stock-based compensation	-	-	510,478	-	-	-	510,478
Deemed stock dividend due to full ratchet anti-dilution adjustment	-	-	(3)	-	3	-	-
Net loss	-	-	-	-	-	(3,357,876)	(3,357,876)
Balance, December 31, 2019	5,486,595	549	18,994,008	-	3	(10,982,010)	8,012,550
Shares issued in connection with our 2020 offering, net of transaction costs of $2,099,363	4,800,000	480	17,100,157	-	-	-	17,100,637
Shares issued in connection with license agreements	1,950,000	195	7,799,805	-	-	-	7,800,000
Shares issued due to full-ratchet anti-dilution adjustment	1,156,487	116	(116)	-	-	-	-
Conversion of LOC Agreement into shares of common stock	199,537	19	718,314	-	-	-	718,333
Conversion of 8% Senior Convertible Notes into shares of common stock	247,088	25	889,488	-	-	-	889,513
Stock dividend distributed due to full-ratchet anti-dilution adjustment	28,971	3	-	-	(3)	-	-
Fair value of warrants issued in the sale of our 2019 Senior Notes	-	-	197,403	-	-		197,403
Stock-based compensation	343,110	34	2,730,008	-	-	-	2,730,042
Shares withheld to pay income tax on stock-based compensation	(23,804)	(2)	(95,210)	-	-		(95,212)
Net loss	-	-	-	-	-	(14,413,788)	(14,413,788)
Balance, December 31, 2020	14,187,984	$1,419	$48,333,857	$-	$-	$(25,395,798)	$22,939,478

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

	December 31,
	2020	2019
Cash Flows From Operating Activities
Net Loss	$(14,413,788)	$(3,357,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,446	8,445
Non-cash lease expense for right-of-use assets	78,288	74,124
Non-cash acquisition of in-process research and development	8,600,000	-
Amortization of debt issuance costs	199,900	1,783
Amortization of intangible asset	795,328	795,328
Deferred income tax (benefit) expense	(1,001,019)	(602,716)
Stock-based compensation	2,730,042	510,478
Net changes in operating assets and liabilities:
Prepaid expenses and other	(239,103)	(57,773)
Operating lease liability	(77,491)	(77,779)
Accrued interest, including amounts converted into common stock	81,894	30,489
Accounts payable	245,082	(216,490)
Due (from) to related parties	(85,188)	21,899
Other receivables	(77,024)	-
Accrued expenses	11,437	119,943
Net cash (used in) operating activities	(3,143,196)	(2,750,145)

Cash Flows From Financing Activities
Proceeds from issuance of senior convertible notes	-	805,000
Proceeds received in satisfaction of stock subscription receivable	-	900,000
Transaction costs incurred on senior convertible notes	-	(4,280)
Borrowings on line of credit from related party	700,000	-
Proceeds from our Paycheck Protection Program note payable	162,459	-
Net proceeds from common stock offering	17,100,637	-
Shares withheld to pay taxes on stock based compensation	(95,212)	-
Net cash provided by financing activities	17,867,884	1,700,720

Net (Decrease)/Increase in Cash and Cash Equivalents	14,724,688	(1,049,425)
Cash and Cash Equivalents - Beginning of Year	691,536	1,740,961
Cash and Cash Equivalents - End of Year	$15,416,224	$691,536

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2020 and 2019

Supplemental Cash Flow Information:		2020	2019
Cash paid for interest		$-	$-
Cash paid for income taxes		-	-

Non-Cash Investing and Financing Activities:
Right-of-use asset obtained in exchange for operating lease liability		$(17,772)	$(293,198)
Reduction in deferred lease liability		-	(9,963)
Operating lease liability		17,772	303,161
Net		$-	$-

Conversion of $230,000 of Senior Convertible Debt and related accrued interest of $28,930 into 18,107 shares of common stock and warrants to purchase common stock	$		$230,000
Conversion of $805,000 of Senior Convertible Debt and related accrued interest of $84,513 into 247,088 shares of common stock		$805,000	$-
Conversion of $700,000 of Line of Credit Payable with related party and related accrued interest of $18,333 into 199,537 shares of common stock		$700,000	$-
Issuance of 1,185,458 shares of common stock due to triggering the full-ratchet anti-dilution provision of common stock sold in our 2018 Private Placement Transactions		$119	$-
Common stock and stock purchase warrants (forfeited)/issued in connection with a clinical trial funding commitment		$-	$(900,000)

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of the Business

Business Activities and Organization

We are a clinical-stage biopharmaceutical company focused on the development of drug products that are intended to provide treatment for patients who have a high unmet medical need condition that effects survival or the patient’s quality of life and have few or no treatment options. We currently have three drugs in various stages of clinical development. Our most advanced product candidate, PCS499, is an oral tablet that is a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). We have completed a Phase 2A trial for PCS499 and will begin recruiting for a Phase 2 trial in the first half of 2021. In addition, we have in-licensed PCS6422 (eniluracil) from Elion Oncology and PCS12852 from Yuhan Corporation. PCS6422 will be orally administered with capecitabine in a Phase 1B dose-escalation study in patients with Advanced Refractory Gastrointestinal (GI) Tract Tumors, with recruitment beginning in the first half of 2021. PCS12852 has already been evaluated in clinical studies in South Korea and we anticipate a response back to our pre-IND meeting questions by March 31, 2021. Our remaining two drug assets whose active molecules have been shown to be clinically efficacious require more toxicology data in order to more efficiently develop the drugs clinically.

Impact of COVID-19

The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. During 2020, although we modified our operations and practices due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not materially adversely affected. However, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

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

Liquidity

We have incurred losses since inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $25.4 million at December 31, 2020. During the year ended December 31, 2020, we generated a net loss of approximately $14.4 million and we expect to continue to generate operating losses and negative cash flow from operation for the foreseeable future. However, we believe our cash balance at December 31, 2020, along with the $9.9 million in net proceeds from the February 2021 private placement, is adequate to fund our budgeted operations through 2023. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when necessary.

We had no revenue during the years ended December 31, 2020 and 2019, and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses.

Use of Estimates

In preparing our consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to: stock-based compensation, intangible assets, future milestone payments and income taxes. These estimates and assumptions are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While we believe the estimates to be reasonable, actual results could differ materially from those estimates and could impact future results of operations and cash flows.

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

Intangible assets purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Those that have no alternative future uses (in research and development projects or otherwise), and therefore no separate economic value, are considered research and development costs and are expensed as incurred (see Notes 12, 13 and 14). Amortization of intangibles used in research and development activities is a research and development cost.

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

Impairment of Long-Lived Assets and Intangibles Other Than Goodwill

We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles – Goodwill and Other, which require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its expected future undiscounted net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets based on the present value of the expected future cash flows associated with the use of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s evaluation, there was no impairment loss recorded during the years ended December 31, 2020 and 2019.

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

Net Loss Per Share

Basic loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. Since we experienced a net loss for all periods presented, basic and diluted net loss per share are the same. Our diluted net loss per share for the years ended December 31, 2020 and 2019 excluded the impact of 816,513 and 780,391 potentially dilutive common shares, respectively, related to outstanding shares of unvested restricted stock awards, stock options and warrants, and in 2019, the conversion of our Senior Notes, since those shares would all have had an anti-dilutive effect on loss per share during the years then ended.

As more fully described in Note 9 and 10, we have determined that each of the underwritten public offering in October 2020 and the sale of the 2019 Senior Notes in late 2019 triggered the full ratchet anti-dilution provision of the common stock we sold in 2018 Private Placement Transactions. For purposes of computing our basic and diluted earnings per share (EPS) for the years ended December 31, 2020 and 2019, we increased our net loss available for common shareholders by the fair value of the additional shares issued since they did not affect all our common shareholders equally and there were no contingencies related to the issuance of these shares. We also included the related shares in the weighted number of shares of common stock outstanding for the years ended December 31, 2020 and 2019.

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

Debt Issuance Costs

We recognized the debt issuance costs incurred related to our 2019 Senior Notes as a reduction of the carrying amount of the 2019 Senior Notes. The debt issuance costs were amortized to interest expense using the straight-line method over the term of the 2019 Senior Notes.

Research and development

Research and development costs are expensed as incurred and consisted of direct and overhead-related expenses. Research and development costs totaled $3,172,385 and $2,320,573 for the years ended December 31, 2020 and 2019, respectively. Expenditures to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed as the acquisition of in-process research and development when incurred. Technology we develop for use in our products is expensed as incurred until technological feasibility has been established after which it is capitalized and depreciated. No research and development costs were capitalized during the years ended December 31, 2020 and 2019.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period such changes are enacted. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of December 31, 2020 and 2019, we have established a valuation allowance to offset certain deferred tax assets.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

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

The adoption of the new guidance did not have a material impact on the consolidated statement of operations. For further details regarding the adoption of this standard, see Note 11 – Leases.

Note 3 - Intangible Assets

Intangible assets at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Gross intangible assets	$11,059,429	$11,059,429
Less: accumulated amortization	(2,212,303)	(1,416,975)
Total intangible assets, net	$8,847,126	$9,642,454

Amortization expense was $795,328 for both years ended December 31, 2020 and 2019 and is included within research and development expense in the accompanying consolidated statements of operations. As of December 31, 2020, estimated amortization expense for the next year will be approximately $790,000 and approximately $788,000 per year for annual periods thereafter.

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

We are required to pay CoNCERT royalties, on a product–by-product basis, on future worldwide net sales, or pay a percentage of any sublicense revenue, as described in the License Agreement with CoNCERT.

Note 4 - Income Taxes

During the years ended December 31, 2020 and 2019, we incurred financial net operating losses before income tax benefit of $15,414,807 and $3,960,592, respectively, and federal taxable losses of $2,648,248 and $1,401,806, respectively. We did not record any income tax benefit for the $1,345,002 and $1,205,811 ($370,111 and $331,809 tax effected, respectively) of general and administrative expenses treated as deferred start-up expenditures for tax purposes for the years ended December 31, 2020 and 2019, respectively. We also did not record any income tax benefit for the $8,743,517 ($2,405,997 tax effected) of purchased and expensed in-process research and development costs for the year ended December 31, 2020; nor did we record any income tax benefit for the $144,154 and $283,189 of federal orphan drug tax credits for the years ended December 31, 2020 and 2019, respectively. The 2017 net operating loss carry forwards are available for application against future taxable income for 20 years expiring in 2037. Tax losses incurred after December 31, 2017 have an indefinite carry forward period. We have recorded the benefit of our 2020 and 2019 net operating losses in our consolidated financial statements as a reduction in the deferred tax liability created by the future financial statement amortization of the intangible asset from the acquired CoNCERT license and Know-How. The benefit associated with the net operating loss carry forward will more-likely-than-not go unrealized unless future operations are successful except for their offset against the deferred tax liability created by the acquired CoNCERT license and Know-How.

A deferred tax liability was recorded on March 19, 2018 when Processa received CoNCERT’s license and Know-How in exchange for Processa stock that had been issued in an Internal Revenue Code Section 351 Transaction. The Section 351 Transaction treats the acquisition of the license and Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between intangible assets for the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability has been reduced for the effect of non-deductibility of the amortization of the intangible asset to $2,433,959 at December 31, 2020 and offset by deferred tax assets resulting from net operating tax losses.

For the years ended December 31, 2020 and 2019, we recorded a federal income tax benefit of $1,001,019 and $602,716, respectively, as a result of offsetting our deferred tax liability (related to the CoNCERT asset) by the deferred tax assets resulting from our net operating loss and the amortization of the intangible asset related to CoNCERT.

Our provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
Current:
Federal	$-	$-
State	-	-
Total deferred tax benefit	-	-

Deferred:
Federal	(3,068,218)	(1,037,267)
State	(907,505)	(234,033)
Total deferred tax benefit	(3,975,722)	(1,271,300)

Valuation allowance	2,974,703	668,584
Net deferred tax benefit	(1,001,019)	(602,716)

Total tax provision (benefit)	$(1,001,019)	$(602,716)

A reconciliation of our effective income tax rate and statutory income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.00%	21.00%
State tax rate, net	1.54%	3.60%
Permanent differences	(2.03)%	(1.96)%
Federal orphan drug tax credit	0.94%	7.15%
Deferred tax asset valuation allowance	(14.96)%	(14.57)%

Effective income tax rate	6.49%	15.22%

At December 31, 2020 and 2019, we had available federal and state net operating loss carryforwards of approximately $6.7 million and $4.1 million, respectively. The federal net operating loss generated in 2020 and 2019 of $2.6 million and $1.4 million, respectively, will carry forward indefinitely. Net operating losses generated prior to 2018 will expire 2037. We are evaluating our qualified research expenditures for the federal orphan drug credit and the federal and state credit for increasing research activities to offset potential future tax liabilities. The federal research and development tax credits have a 20-year carryforward period. We have not recognized any deferred tax assets related to research and development tax credits as of December 31, 2020 or 2019. All federal and state net operating loss and credit carryforwards listed above are reflected after the reduction for amounts effectively eliminated under Section 382.

We do not recognize other deferred income tax assets at this time because the realization of the assets is not more-likely-than-not that they will be realized. The benefit associated with the amortization of the deferred start-up expenditures, purchased in-process research and development expenditures and other deductible expenses will more-likely-than-not go unrealized unless future operations are successful. Since the success of future operations is indeterminable, the potential benefits resulting from these deferred tax assets have not been recorded in our consolidated financial statements.

We recorded a valuation allowance during the years ended December 31, 2020 and 2019 equal to the full recorded amount of our net deferred tax assets related to deferred start-up costs, federal orphan drug tax credit and certain other temporary differences since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

The significant components of our deferred tax assets and liabilities for Federal and state income taxes consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:
Non-current:
Net operating loss carryforward – Federal	$1,410,046	$854,196
Net operating loss carryforward – State	437,618	265,106
Stock compensation expense	178,053	72,504
Depreciation	12,958	8,753
Purchased in-process R&D	2,405,997	-
Federal orphan drug credits	427,343	283,189
Start-up expenditures and amortization	1,171,162	800,681
Total non-current deferred tax assets	6,043,177	2,284,429
Valuation allowance for deferred tax assets	(4,139,829)	(1,165,126)
Total deferred tax assets	1,903,348	1,119,303

Deferred Tax Liabilities:
Non-current:
Intangible asset	(2,433,959)	(2,650,933)
Total non-current deferred tax liabilities	(2,433,959)	(2,650,933)

Total deferred tax asset (liability)	$(530,611)	$(1,531,630)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, a reserve has been established against the deferred tax assets related to deferred start-up expenditures and certain other deductible expenses. The change in the valuation allowance in 2020 and 2019 was $2,974,703 and $668,584, respectively.

Our total deferred tax asset as of December 31, 2020 and 2019 primarily include $4,256,064 and $2,909,715 ($1,171,162 and $800,681 tax effected, respectively) of general and administrative expenses treated as deferred start-up expenditures for tax purposes, respectively, $6,714,504 and $4,067,602 ($1,847,664 and $1,119,302 tax effected, respectively) of tax losses resulting in tax loss carryforwards as of the same periods; $8,743,517 of purchased in-process research and development ($2,405,997 tax effected) as of December 31, 2020; and $427,343 and $283,189 of federal orphan drug tax credits as of December 31, 2020 and 2019. We have had no revenues and recognized cumulative loses since inception. Due to the uncertainty regarding future profitability and recognition of taxable income to utilize the amortization of deferred start-up expenditures, purchased in-process research and development, federal orphan drug tax credits and the tax loss carryforwards, except for their offset against the deferred tax liability created by our acquisition of the CoNCERT license, a valuation allowance against the deferred tax assets has been recognized for the years ended December 31, 2020 and 2019.

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

Note 5 - Stock-based Compensation

On June 19, 2019, our stockholders approved, and we adopted the Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) and we terminated our prior equity incentive compensation plan, the Heatwurx, Inc. 2011 Amended and Restated Equity Plan (the “2011 Plan”). The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. An aggregate of 500,000 shares of our common stock were initially available for issuance under the 2019 Plan. Shares available under the 2019 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares.

We recorded stock-based compensation expense for the years ended December 31, 2020 and 2019 as follows:

	Years Ended December 31,
	2020	2019
Research and development	$863,069	$113,239
General and administrative	1,866,973	397,240
Total	$2,730,042	$510,478

As of December 31, 2020, there was a total of $1,426,301 unrecognized compensation expense, related to the unvested stock options and restricted stock awards which are expected to be recognized over a weighted average period of 2.53 years.

Restricted Stock Awards

During the year ended December 31, 2020, we granted 343,110 restricted stock awards to our employees and directors. On August 5, 2020, we issued 324,360 restricted stock awards under the 2019 Omnibus Incentive Plan to our employees and directors, of which 214,078 shares of common stock vested on October 6, 2020 when we successfully completed our underwritten public offering and up-listed to the Nasdaq Capital Market. The remaining 110,282 shares of common stock vest on the first and second year anniversary of the grant date. Certain employees forfeited 23,804 shares to pay for federal, state and local income taxes, leaving 319,306 restricted stock awards outstanding. In the fourth quarter of 2020, we issued 12,500 and 6,250 restricted stock awards to our Chief Operating Officer and Senior Director of Clinical Operations upon hire, respectively, which vest one year from their hiring dates. We valued the restricted stock awards based on the closing shares price on the date of grant.

The following table summarizes the information about restricted stock awards (“RSA”) outstanding for the year ended December 31, 2020.

	Number of shares	Grant-date fair value
Unvested as of December 31, 2019	-	$-
Granted	343,110	2,833,060
Vested/Released	(214,078)	(1,819,663)

Unvested as of December 31, 2020	129,032	$1,013,397

The unvested restricted stock awards contain dividend and voting rights.

Stock Options

On June 20, 2019, we granted stock options for the purchase of 129,919 shares of our common stock to employees and directors. The stock options awarded contained either service or performance vesting conditions, as described below, have a contractual term of five years and an exercise price equal to the closing price of our common stock on the OTCQB on the date of grant of $16.80. We did not grant any stock option during the year ended December 31, 2020.

Stock options representing the purchase of 65,148 shares of common stock (of the 129,919 stock options granted on June 20, 2019) contained service vesting conditions. The service condition related solely to employees rendering service over a three-year period. These awards vested one-third on the first anniversary of the grant date, and then vest ratably over the remaining twenty-four months, 1/36th of the original award each month.

Stock options representing the purchase of 64,771 shares of common stock (of the 129,919 stock options granted on June 20, 2019) vest upon meeting the following performance criteria: (i) 12,958 options vested on August 29, 2019 when we in-licensed an additional drug asset; (ii) 12,958 options vested on December 31, 2020 when we completed our current Phase 2A clinical trial for PCS499; and (iii) 38,855 options vested on October 6, 2020 when we up-listed from the OTCQB to the Nasdaq market.

The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model at the date of grant. We lack company-specific historical and implied volatility information and therefore, determined our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as it has adequate historical data regarding the volatility of our own traded stock price. Due to the lack of historical exercise history, the expected term of our stock options was determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The fair value of our option awards granted during the years ended December 31, 2019 was estimated using the following assumptions:

2019
Average risk-free rate of interest	1.85%
Expected term (years)	3.75 to 5.00
Expected stock price volatility	81.77%
Dividend yield	0%

The following table summarizes our stock option activity for the years ended December 31, 2020 and 2019:

	Total options Outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2019	54,915	$20.45	9.8
Options granted	129,919	16.80	4.5
Exercised	-	-	-
Forfeited	(7,872)	16.80	4.5
Outstanding as of December 31, 2019	176,962	17.93	5.8
Options granted	-	-	-
Exercised	-	-	-
Forfeited	(24,156)	16.80	3.66
Outstanding as of December 31, 2020	152,806	18.11	6.16
Exercisable (vested) at December 31, 2020	106,452	17.92	5.55

The weighted average grant-date fair value per share of options granted during the year ended December 31, 2019 was $9.88. No forfeiture rate was applied to these stock options. The aggregate fair value of stock options vested during the years ended December 31, 2020 and 2019 was $921,227 and $415,313, respectively.

No stock options were exercised during the years ended December 31, 2020 or 2019.

Note 6 – 2019 Senior 8% Convertible Notes Payable

On December 15, 2020, the holders of all our outstanding 2019 Senior 8% Convertible Notes converted their notes and accrued interest into 247,088 shares of our common stock based on a conversion price of $3.60 per share, which, pursuant to the 2019 Senior Note Agreement, is a 10% discount on the public offering price of $4.00 per share received on our underwritten offering in October 2020.

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

We incurred $201,683 in debt issuance costs related to the 2019 Senior Notes – $4,280 in professional fees and $197,403 related to the warrants’ calculated fair value. At the time the Senior Notes were issued, management believed the warrants were to be issued to the holders only if the notes were converted into shares of common stock. However, on September 4, 2020, we discovered the warrants should have been issued at the same time the notes were issued and have subsequently been issued. We calculated the impact using the Black-Scholes valuation model and determined $197,403 should have been allocated to the warrants in December 2019. As such, we recorded $197,403 in interest expense related to the warrants for the year ended December 31, 2020. During the years ended December 31, 2020 and 2019, we also amortized $2,497 and $1,783 to interest expense for the professional fees, respectively, using straight line amortization over the term of the 2019 Senior Notes.

Note 7 – Related Party Line of Credit Agreements

On September 20, 2019, we entered into two separate LOC Agreements (“LOC Agreements”) with DKBK Enterprises, LLC (“DKBK”) and CorLyst, LLC (“CorLyst”, and, together with DKBK, collectively, “Lenders”), both related parties, which provide a revolving commitment of up to $700,000 each ($1.4 million total). Our Chief Executive Officer (CEO) is also the CEO and Managing Member of both lenders. Under the LOC Agreements, all funds borrowed bear interest at an annual rate of 8%. The promissory notes issued in connection with the LOC Agreements provided the Lenders with the right to convert all or any portion of the principal and accrued and unpaid interest into our common stock on the same terms as our 2019 Senior Convertible Notes.

By the third quarter of 2020, we had drawn the full $700,000 under the LOC Agreement with DKBK. On October 6, 2020, in connection with the closing of our underwritten public offering, DKBK converted the $700,000 principal amount and related accrued interest into 199,537 shares of our common stock at a conversion price of $3.60 per share. In October 2020, we terminated the LOC Agreements with DKBK and CorLyst. As of December 31, 2020, DKBK directly held 215,703 shares of our common stock and CorLyst beneficially owned 1,129,331 shares of our common stock.

Note 8 – Paycheck Protection Program Loan

In May 2020, we entered into a $162,459 Paycheck Protection Promissory Note (the “PPP Loan”) with the Bank of America. The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The current terms of the loan is two years with a maturity date of May 5, 2022 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan is deferred for the first six months of the term of the PPP Loan until November 5, 2020. Principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs, and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loan. We used the entire proceeds of our PPP Loan for payroll costs and applied for full forgiveness on January 18, 2021. On February 11, 2021, Bank of America submitted a decision to the Small Business Administration that the full amount should be forgiven. However, no assurance is provided that we will be able to obtain full or partial forgiveness of the PPP Loan. As of December 31, 2020, $117,574 of the total $162,459 PPP-related debt is classified as a current liability on our consolidated balances sheet.

Note 9 – Stockholders’ Equity

Preferred Stock

There were no issued or outstanding shares of preferred stock at December 31, 2020 or 2019.

Common Stock

During the year ended December 31, 2020, we completed the following:

●	On October 6, 2020, we closed on our underwritten public offering of 4,800,000 shares of common stock for a public offering price of $4.00 per share. Net proceeds from the offering were approximately $17.1 million. The following additional transactions occurred in connection with the closing of our underwritten public offering:

○	As a result of closing our public offering, we triggered the full ratchet anti-dilution provision of shares sold in PIPE transactions in 2018 and issued 1,156,487 shares of common stock to those stockholders. The full ratchet anti-dilution provisions expired following the closing of the offering.
○	DKBK, our line of credit lender, converted $700,000 principal amount outstanding and related accrued interest into 199,537 shares of common stock on October 6, 2020.
○	The conditions for finalizing our agreements with Aposense and Elion were met upon the close of our public offering and up-list to the Nasdaq Capital Market. Pursuant to their respective license agreements, we made a cash payment of $100,000 to Elion and issued 625,000 and 825,000 shares of common stock to Aposense and Elion, respectively.
○	We issued 250,000 shares of common stock to Yuhan, in addition to the 250,000 shares issued in August, pursuant to the agreement we entered into with them.
○	Restricted stock awards for 214,078 shares of our common stock vested on the completion of our public offering and up-list to the Nasdaq Capital Market on October 6, 2020.

●	On December 15, 2020, we issued 247,088 shares of our common stock in connection with the conversion of our 2019 Senior Notes as described in Note 6.

On June 25, 2020, we amended our Certificate of Incorporation reducing the number of authorized shares of our common stock from 100,000,000 to 30,000,000. We believe 100,000,000 authorized shares of common stock was disproportionately large in relation to the Company’s outstanding common stock and our anticipated future needs, and the reduction will lower our future Delaware franchise tax.

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

We determined the sale of the 2019 Senior Notes triggered the full ratchet anti-dilution provision of common stock we sold in our 2018 Private Placement Transactions. As a result, those stockholders were entitled to 28,971 shares of common stock in the fourth quarter of 2019, which we issued on June 18, 2020. We accounted for these shares at December 31, 2019 as a deemed dividend payable at their par value.

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

The computation of net loss per share for the year ended December 31, 2020 and 2019 was as follows:

	2020	2019
Basic and diluted net loss per share:
Net loss	$(14,413,788)	$(3,357,876)
Value of the full ratchet anti-dilution shares	(4,625,948)	(506,993)
Net loss available to common shareholders	$(19,039,736)	$(3,864,869)

Weighted-average number of common shares-basic and diluted	7,499,678	5,525,754

Basic and diluted net loss per share	$(2.54)	$(0.70)

We determined the sale of our common stock in our underwritten offering described in Note 9 and the sale of our 2019 Senior Notes in late 2019 described in Note 6, which are convertible into common stock at a conversion rate of $14.28 per share, both triggered the full ratchet anti-dilution provision in 2020 and 2019, respectively, of the common stock we sold in 2018 Private Placement Transactions. We issued 1,156,487 shares of our common stock in connection with triggering the full-ratchet anti-dilution provisions to shareholders who purchased these shares as a result of closing our underwritten offering in 2020. We valued these shares at $4,625,948, which is the closing price of the offering of $4.00 per share. We also issued 28,971 shares of common stock to these shareholders in June 2020 related to the deemed dividend we recorded at the end of 2019. We determined the value of these shares at $506,993 based on a price per share of $17.50 which represents the closing price per share on October 18, 2019, the last day investors had to rescind their investment.

For purposes of computing our basic and diluted EPS, we increased our net loss available for common shareholders by the fair value of the additional shares issued related to the anti-dilution provision since they did not affect all our common shareholders equally and there were no contingencies related to the issuance of these shares at December 31, 2020 and 2019. Triggering the full ratchet anti-dilution provision increased our basic and diluted EPS by $0.62 and $0.09 per share for the years ended December 31, 2020 and 2019, respectively. As described in Note 5, we issued 343,110 restricted stock awards during the year ended December 31, 2020. At December 31, 2020, 129,032 restricted stock awards were not vested. Although we consider these shares to be issued and outstanding in our consolidated statements of changes in stockholders’ equity, we have excluded them from the EPS calculation.

The outstanding shares of unvested restricted stock awards, stock options and warrants to purchase common stock and the shares issuable under the 2019 Senior Notes were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods presented below:

	2020	2019
Unvested restricted stock awards, stock options and purchase warrants	816,513	719,508
Shares of common stock that would be issued on the conversion of our 2019 Senior Notes, plus related accrued interest	-	60,883
	816,513	780,391

Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share. The treasury-stock method is used to determine the dilutive effect of our stock options and warrants grants, and the if-converted method is used to determine the dilutive effect of the 2019 Senior Notes.

Note 11 – Leases

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

Lease costs included in our consolidated statement of operations totaled $97,545 and $98,020 for the years ended December 31, 2020 and 2019, respectively. The weighted average remaining lease terms and discount rate for our operating leases were as follows at December 31, 2020:

Weighted average remaining lease term (years) for our facility and equipment leases	1.9
Weighted average discount rate for our facility and equipment leases	8.00%

Maturities of our lease liabilities for all operating leases were as follows as of December 31, 2020:

2021	$96,723
2022	75,969
2023	6,228
2024	1,557
Total lease payments	180,477
Less: Interest	(14,814)
Present value of lease liabilities	165,663
Less: current maturities	(87,200)
Non-current lease liability	$78,463

Note 12 – License Agreement with Yuhan Corporation

On August 19, 2020, we entered into a License Agreement with Yuhan Corporation (“Yuhan License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS12852 (formerly known as YH12852) globally, excluding South Korea.

As consideration for the Yuhan License Agreement and related Share Issuance Agreement, we issued to Yuhan 500,000 shares of common stock. As additional consideration, we will pay Yuhan development and regulatory milestone payments (a portion of which are payable in shares of our common stock based on the volume weighted average trading price during the period prior to such achievement and a portion of which are payable in cash) upon the achievement of certain milestones, based on a Yuhan affiliate purchasing 750,000 shares of common stock for $3,000,000 in our October 2020 underwritten public offering. The milestones primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, we must pay Yuhan one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Yuhan based on any sub-license agreement we may enter into.

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

Note 13 – License Agreement with Elion Oncology, Inc.

On August 23, 2020, we entered into a condition precedent License Agreement with Elion Oncology (“Elion License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally. The grant of license was conditioned on the following being satisfied by October 30, 2020: (i) our closing on an equity financing of at least $15 million in gross proceeds and (ii) successful up-listing to Nasdaq.

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS6422 to the Processa portfolio, and we paid $100,000 cash and issued 825,000 shares of our common stock to Elion. Such shares are subject to a lock-up, with 50% of such shares released from such lock up after six months and the remaining 25% tranches to be released following 9 months and 12 months, respectively.

As part of the Elion License Agreement, we have agreed to issue to Elion 100,000 shares of our common stock on each of the first and second anniversary dates of the Elion License Agreement. We believe the payment of these amounts is probable and represent seller financing since the only condition related to their payment is the passage of time, which management does not believe is substantive. We valued the shares at $4.00 per share based on the underwritten public offering price on October 6, 2020, which is the date the conditions precedent in the license agreement were met.

As additional consideration, we will pay Elion development and regulatory milestone payments (a portion of which are payable in shares of our common stock and a portion of which are payable in cash) upon the achievement of certain milestones, which include FDA or other regulatory approval and dosing a patient. In addition, we must pay Elion one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Elion based on any sub-license agreement we may enter into.

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

Note 14 – License Agreement with Aposense, Ltd.

On May 24, 2020, we entered into a condition precedent License Agreement with Aposense, Ltd. (“Aposense License Agreement”), pursuant to which we were granted Aposense’s patent rights and Know-How to develop and commercialize their next generation irinotecan cancer drug, PCS11T (formerly known as ATT-11T). The Aposense License Agreement provides us with an exclusive worldwide license (excluding China), to research, develop and commercialize products comprising or containing PCS11T. The grant of license was conditioned on the following being satisfied within nine months of May 24, 2020 (or the Aposense License Agreement shall terminate): (i) our closing of an equity financing and successful up-listing to Nasdaq and (ii) Aposense obtaining the approval of the Israel Innovation Authority for the consummation of the transactions contemplated by the Aposense License Agreement.

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS11T to the Processa portfolio, and we issued 625,000 shares of our common stock to Aposense. Such shares are subject to a lock-up, with 40% of such shares released from such lock up after six months and the remaining two 30% tranches to be released upon completion of the next two subsequent quarters. As additional consideration, we will pay Aposense development and regulatory milestone payments (up to $3.0 million per milestone) upon the achievement of certain milestones, which primarily consist of having a drug indication approved by a regulatory authority in the United States or another country. In addition, we will pay Aposense one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any sales milestone payments or royalties we receive with Aposense based on any sub-license agreement we may enter into.

Note 15 – Related Party Transactions

CorLyst reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our consolidated statement of operations. We recorded $119,001 and $103,047 of reimbursements during the years ended December 31, 2020 and 2019, respectively. No amounts were due from CorLyst at December 31, 2020 and 2019. In September 2020, CorLyst prepaid shared expenses to us for the fourth quarter of 2020 through the second quarter of 2021. At December 31, 2020, we recognized $69,858 in prepaid reimbursements as due to related parties in the accompanying consolidated balance sheet.

At December 31, 2020, we had $154,730 due from certain employees for federal, state and local income taxes related to the restricted stock awards that vested in October 2020. We did not have a similar receivable at December 31, 2019.

Note 16 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with CROs and subcontractors to further develop our products. The contracts are cancellable, with varying provisions regarding termination. If we terminated a cancellable contract with a specific vendor, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. We are contractually obligated for up to approximately $6.1 million of future services under the agreements with the CROs, but our actual contractual obligations will vary depending on the progress and results of the clinical trials.

Note 17 – Concentration of Credit Risk

We maintain cash accounts in two commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by one bank was $15,271,011 at December 31, 2020, which exceeds FDIC limits.

Note 18 – Subsequent Events

On February 24, 2021, we sold 1,321,132 shares of our common stock at a purchase price of $7.75 per share in a private transaction to accredited and institutional investors for gross proceeds of $10.2 million. We received net proceeds of $9.9 million. We issued warrants for the purchase of 79,268 shares to our placement agent. These warrants are exercisable for cash at $9.30 per share and expire on February 24, 2023 and are callable under certain conditions by us.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as our controls are designed to do, and management was required to apply its judgment in evaluating the risks related to controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020, an evaluation was performed by management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Due to material weaknesses in internal control over financial reported below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020. These conclusions were communicated to the Audit Committee.

Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented in accordance with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Management assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, BD & Company, Inc. regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a smaller reporting company. We are not currently subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

Other than those noted below, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses and Related Remediation Initiatives

We are continuing to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not yet fully remediated previously identified material weaknesses. As part of our efforts to remediate such weaknesses, we are continuing to implement additional entity level controls, and finalize our formal written policies and procedures for transaction processing, accounting and financial reporting and strengthening certain review processes. During the second half of 2020, we implemented additional internal controls, including improving our corporate governance; creating a disclosure committee; expanding review and monitoring procedures; and improving documentation of our policies and procedures. Not all the changes we have implemented have been operational for a sufficient period of time to allow us to properly evaluate their effectiveness.

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. We plan to fully complete the remediation the above items during 2021. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until they operate for a sufficient period of time and can be tested and concluded to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weakness, management may determine to take additional measures to address control deficiencies or to modify the remediation plan.

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

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 of Form 10-K will be in our 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) is incorporated herein by reference to our 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2021 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description of the Exhibit

2.1	Asset Purchase Agreement. Dated October 2, 2017, among the Company, Promet Therapeutics LLC and Processa Therapeutics LLC (incorporated by reference to Exhibit 2.1 to Form S-1 filed on September 16, 2020)
3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 16, 2020)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1.1 to Form S-1 filed on September 16, 2020)
3.1.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to Form S-1 filed on September 16, 2020)
3.1.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated August 8, 2019 (incorporated by reference to Exhibit 3 to Form 10-Q filed on August 14, 2019)
3.1.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated December 23, 2019 (incorporated by reference to Exhibit 3.1.3 to Form S-1 filed on September 16, 2020)
3.1.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020 (incorporated by reference to Exhibit 3.1.4 to Form S-1 filed on September 16, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 16, 2020)
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 16, 2020)
4.2	Warrant issued to PoC Capital, LLC (incorporated by reference to Exhibit 4.2 to Form S-1 filed on September 16, 2020)
4.3	Warrants issued to Boustead Securities (incorporated by reference to Exhibit 4.3 to Form S-1 filed on September 16, 2020)
4.4	Form of Warrant issued to Tribal Capital Markets LLC, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed February 18, 2021)
4.5	Form of Warrant for the 8% Senior Convertible Notes (incorporated by reference to Exhibit 4.6 to Form S-1 filed on September 16, 2020)
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on September 16, 2020)
10.2	License Option Agreement with CoNCERT (incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 16, 2020)
10.3	Amendment to License Agreement and Securities Purchase Agreement with CoNCERT Pharmaceuticals (incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 16, 2020)

10.4+	Employment Agreement dated September 5, 2018, between Processa and James Stanker (incorporated by reference to Exhibit 10.4 to Form S-1 filed on September 16, 2020)
10.5+	Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 16, 2020)
10.6	Securities Purchase Agreement dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed February 18, 2021)
10.7	Registration Rights Agreement dated February 16, 2021 (incorporated by reference to exhibit 10.2 to Form 8-K, filed February 18, 2021)
10.8	Employment Agreement dated October 6, 2020, between Processa and R. Michael Floyd (incorporated by reference to Form 8-K, filed October 13, 2020)
10.9	License Agreement with Akashi Therapeutics, Inc. dated August 29, 2019 (incorporated by reference to Exhibit 10.8 to Form S-1 filed on September 16, 2020)
10.10	License Agreement with Aposense, Ltd. dated May 24, 2020 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 16, 2020)
10.11	Promissory Note, dated May 1, 2020, with Processa Pharmaceuticals, Inc. and Bank of America, N.A., under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Securities Act of 2020 (incorporated by reference to Exhibit 10.10 to Form S-1 filed on July 17, 2020)
10.12	License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 16, 2020)
10.13	Share Issuance Agreement pursuant to License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.12 to Form S-1 filed on September 16, 2020)
10.14	License Agreement with Elion Oncology, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 16, 2020)
10.15	Addendum No. 1 to the Aposense Ltd. License Agreement (filed herewith)
21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to Form S-1 filed September 16, 2020)
23.1	Consent of Independent Registered Public Accounting Firm, BD & Co. Inc. (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1**	XBRL Files

+	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ David Young
David Young
Chief Executive Officer (Principal Executive Officer)
Dated:	March 25, 2021

By:	/s/ James Stanker
James Stanker
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ David Young	Chief Executive Officer and Director	March 25, 2021
David Young

/s/ James Stanker	Chief Financial Officer	March 25, 2021
James Stanker

/s/ Justin Yorke	Director	March 25, 2021
Justin Yorke

/s/ Virgil Thompson	Director	March 25, 2021
Virgil Thompson

/s/ Geraldine Pannu	Director	March 25, 2021
Geraldine Pannu

/s/ Khalid Islam	Director	March 25, 2021
Khalid Islam

