Form 10-K/A
period 2020-12-31
Processa Pharmaceuticals, Inc.
filed 2021-04-07
CIK 1533743

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

The number of outstanding shares of the registrant’s common stock as of March 22, 2021 was 15,521,616.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Processa Pharmaceuticals, Inc., a Delaware corporation (“we,” “our,” “us” or the “Company”), for the fiscal year ended December 31, 2020, originally filed with the SEC on March 25, 2021 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 25, 2021.

2

Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

Currently, our Board of Directors is comprised of five members. Each director has been elected to hold office until the next annual meeting of shareholders or special meeting in lieu of such annual meeting or until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal.

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

The following table provides information regarding our executive officers and directors as of March 22, 2021:

Name	Age	Position
Executive Officers:
David Young, Pharm.D, Ph.D.	68	Chairman of the Board of Directors and Chief Executive Officer
Sian Bigora, Pharm.D.	60	Chief Development Officer
Michael Floyd	65	Chief Operations Officer
Wendy Guy	56	Chief Administrative Officer
Patrick Lin	55	Chief Business and Strategy Officer
James Stanker	63	Chief Financial Officer

Non-Employee Directors:
Dr. Khalid Islam	65	Director
Geraldine Pannu	51	Director
Virgil Thompson	81	Director
Justin Yorke	55	Director

Executive Officers

David Young, Pharm.D., Ph.D. – Dr. Young has served as our Chairman and Chief Executive Officer since October 4, 2017 and has over 30 years of pharmaceutical research, drug development, and corporate experience. He was a Founder and Chief Executive Officer (CEO) of Promet Therapeutics, LLC (“Promet”) since its formation in August 2015. He served as our interim CFO from October 4, 2017 to September 1, 2018. From 2006 to 2009, prior to joining the Questcor executive management team, Dr. Young served as an independent Director on the Questcor Board of Directors. As an independent director, Dr. Young, representing Questcor, worked with the FDA in developing a process to obtain approval for Acthar (the only commercial product owned by Questcor) in Infantile Spasms (IS), a deadly and debilitating very rare orphan indication. In 2009, Dr. Young joined the Questcor executive management team as Chief Scientific Officer (CSO) in order to obtain IS FDA approval and market exclusivity by completing the New Drug Application (NDA) process, working with FDA on modernizing the label, and leading all aspects of approval including the Advisory Committee Meeting that voted to approve the NDA for IS. During the eight years that Dr. Young was involved with Questcor as an independent director and as its CSO, Questcor transitioned to an orphan drug specialty pharmaceutical company, moving from an outdated Acthar label and near bankruptcy in 2007 to a modernized Acthar label that helped it to achieve sales greater than $750 million per year and the ultimate sale of the company for approximately $5.6 billion in 2014. While serving on Questcor’s Board of Directors, Dr. Young was Executive Director & President, U.S. Operations of AGI Therapeutics plc. Dr. Young has also served as the Executive Vice President of the Strategic Drug Development Division of ICON plc, an international CRO, and was the Founder and CEO of GloboMax LLC, a CRO specializing in FDA drug development, purchased by ICON plc in 2003. Prior to forming GloboMax, Dr. Young was a Tenured Associate Professor at the School of Pharmacy, University of Maryland at Baltimore (UMAB), where he led a group of 30 faculty, scientists, postdocs, graduate students and technicians in evaluating the biological properties of drugs and drug delivery systems in animals and humans.

Dr. Young is an expert in small molecule and protein non-clinical and clinical drug development. He has served on FDA Advisory Committees, was Co-Principal Investigator on a FDA-funded Clinical Pharmacology contract, was responsible for the analytical and pharmacokinetic evaluation of all oral products manufactured in the UMAB-FDA contract which led to the Scale-up and Post-Approval Changes (SUPAC) and in-vitro in-vivo correlation (IVIVC) FDA Guidance, taught FDA reviewers as part of the UMAB-FDA contract for five years, has served on National Institutes of Health (NIH) grant review committees, and was Co-Principal Investigator on a National Cancer Institute contract to evaluate new oncology drugs. Dr. Young has met with the FDA over 100 times on more than 50 drug products and has been a key team member on more than 30 NDA/supplemental NDA approvals. Dr. Young has more than 150 presentations-authored publications-book chapters, including formal presentations to the FDA, FDA Advisory Committees, and numerous invited presentations at both scientific and investment meetings. Dr. Young received his B.S. in Physiology from the University of California at Berkeley, his M.S. in Medical Physics from the University of Wisconsin at Madison, and his Pharm.D. - Ph.D. with emphasis in Pharmacokinetics and Pharmaceutical Sciences from the University of Southern California. We believe Dr. Young is qualified to serve on our Board due to his pharmaceutical experience and as the founder of Promet.

Sian Bigora, Pharm.D. – Dr. Bigora has served as our Chief Development Officer since October 4, 2017 and has over 20 years of pharmaceutical research, regulatory strategy and drug development experience working closely with Dr. Young. She was Co-Founder, Director, and Chief Development Officer at Promet Therapeutics, LLC. Prior to Promet, Dr. Bigora was Vice President of Regulatory Affairs at Questcor Pharmaceuticals (acquired by Mallinckrodt Pharmaceuticals in 2014) from 2009-2015, including leading efforts on modernizing the Acthar Gel label and in obtaining FDA approval in Infantile Spasms, events of material importance to Questcor’s subsequent success. During her time at Questcor, she assisted in building an expert regulatory group to address both commercial and development needs for complex products such as Acthar. Dr. Bigora’s role at Questcor included heading up the development of a safety pharmacovigilance group and a clinical quality group. Prior to her position at Questcor, Dr. Bigora was Vice President of Clinical and Regulatory Affairs, U.S. Operations of AGI Therapeutics, plc. In this role, she was responsible for the development and implementation of Global Phase 3 studies and interactions with regulatory authorities. Previously, she operated her own consulting company, serving as the regulatory and drug development expert team member for multiple small and mid-sized pharmaceutical companies. Dr. Bigora held multiple positions in regulatory affairs, operations and project management ending as VP of Regulatory Affairs at the Strategic Drug Development Division of ICON, plc, an international CRO, and at GloboMax LLC, a CRO specializing in FDA drug development, purchased by ICON plc in 2003. Prior to GloboMax, she worked in the Pharmacokinetics and Biopharmaceutics Laboratory at the School of Pharmacy, University of Maryland on the FDA funded Clinical Pharmacology contract and UMAB-FDA contract as a clinical scientist and instructor for FDA reviewers. Dr. Bigora received a Pharm.D. from the School of Pharmacy at the University of Maryland at Baltimore. She also completed a Fellowship in Pharmacokinetics and Pediatric Infectious Diseases at the University of Maryland at Baltimore

Michael Floyd – Mr. Floyd has served as our Chief Operating Officer since October 6, 2020. Mr. Floyd has been a serial entrepreneur with over 15 years of experience with early-stage biopharma businesses in infectious diseases, oncology and rare diseases. In 1996, he founded Neurologic, an early-stage enterprise that in-licensed technology from the National Institutes of Health for a diagnostic test for Alzheimer’s disease. Mr. Floyd was the co-author of the plan that created the Blanchette Rockefeller Neurosciences Institute in 1998 with the Honorable Jay Rockefeller and Johns Hopkins University. In 2006, Mr. Floyd was the Chief Executive Officer for the North American subsidiary of Arpida Ltd. where he organized the Phase 3 program for an MRSA drug and organized the NDA submission. Mr. Floyd subsequently led the US efforts to remediate the NDA for Gentium, SpA for defibrotide beginning in 2011. Mr. Floyd was the Founder of Bio-AIM, which is developing monoclonal antibodies for Acinetobacter baumannii and a Co-Founder of Exbaq, which is developing therapies for Gram negative pathogens. In 2016, Mr. Floyd co-founded Elion Oncology and served as its Chief Executive officer until joining Processa. Mr. Floyd received a BSBA in Accounting from Georgetown University and is a CPA (inactive).

Wendy Guy – Ms. Guy has served as our Chief Administrative Officer since October 4, 2017 and has more than 20 years of experience in business operations. She has worked closely with Dr. Young in the past in corporate management and operations, human resources, and finance roles. She was Co-Founder, Director, and Chief Administrative Officer of Promet Therapeutics, LLC. Prior to Promet, Ms. Guy was employed at Questcor Pharmaceuticals (acquired by Mallinckrodt Pharmaceuticals in 2014) as Senior Manager, Business Operation in charge of the Maryland Office for Questcor. During the five years she spent at Questcor, she built a dynamic administrative and contracts team, grew the Maryland Office from two employees to just under 100, and expanded the facility from 1,200 sq. ft. to 15,000 sq. ft. Prior to her position at Questcor, Ms. Guy was Senior Manager, U.S. Operations of AGI Therapeutics, plc. In this role, she was responsible for the day to day business and administrative operations of the company. Previously, she held multiple senior level positions with the Strategic Drug Development Division of ICON, GloboMax, and Mercer Management Consulting. Ms. Guy received an A.A. from Mount Wachusett Community College.

Patrick Lin – Mr. Lin has served as our Chief Business & Strategy Officer since October 4, 2017, served as a director from October 2017 to November 2020 and has over 20 years of financing and investing experience in the Biopharm Sector. He was Co-Founder and Chairman of the Board of Promet Therapeutics, LLC. He is Founder and, for more than 15 years, Managing Partner of Primarius Capital, a family office that manages public and private investments focused on small capitalization companies. For 10 years prior to forming Primarius Capital, Mr. Lin worked at several Wall Street banking and brokerage firms including Robertson Stephens & Co., E*Offering, and Goldman Sachs & Co. Mr. Lin was Co-Founding Partner of E*Offering. Mr. Lin received an MBA from Kellogg Graduate School of Management, a Master of Engineering Management, and a Bachelor of Science in Business Administration from the University of Southern California.

James Stanker – Mr. Stanker has served as our Chief Financial Officer since September 5, 2018. Mr. Stanker has over 30 years of financial and executive leadership experience in the areas of accounting principles and audit standards, regulatory reporting, and fiscal management and strategy. He has served in a financial leadership role as an audit partner at Grant Thornton from February 2000 until his retirement in August 2016. His responsibilities included managing the audit quality in the Atlantic Coast Market Territory. From 2009 to 2012, he served as the Global Head of Audit Quality for Grant Thornton International. Prior to joining Grant Thornton, Mr. Stanker served as the Chief Financial Officer for a Nasdaq listed company and for a privately held life science company. Mr. Stanker is a Certified Public Accountant (inactive). He has a bachelor’s degree in Aeronautics from San Jose State University and a Master’s in Business Administration from California State University, East Bay. He previously served on the Board of Directors of GSE Systems, Inc. Mr. Stanker is also a visiting professor in the George B. Delaplaine School of Business at Hood College.

Non-Employee Directors

Dr. Khalid Islam – Dr. Islam has served as a Director since November 3, 2020. Dr. Islam is an advisor to the venture group Kurma Biofund (Paris). He is currently chairman of the Boards of Directors of Fennec Pharmaceuticals Inc. (NASDAQ: FENC), Gain Therapeutics Inc. and Minoryx Therapeutics SL. He also serves on the Board of Immunomedics Inc. (NASDAQ: IMMU) and previously served as the chairman and CEO of Gentium S.p.A. (a Nasdaq-listed company) from 2009-2014. Dr. Islam is also a director and shareholder of Elion Oncology, Inc. (“Elion”). We believe Dr. Islam is qualified to serve on our Board because of his pharmaceutical industry knowledge and extensive experience in public company governance and strategy.

Geraldine Liu Pannu – Ms. Pannu has served as a Director since February 13, 2020. Ms. Pannu has over 25 years of experience in investment and financial management, fund operations, consulting and marketing. Since January 2020, she has been the Founding and Managing Partner of GLTJ Pioneer Capital, a firm that specializes in land acquisition, entitlement and vertical development of multifamily, student and senior housing in the San Francisco Bay Area. From March 2007 to December 2016, Ms. Pannu was the COO and Managing Partner for ChinaRock Capital Management, a leading hedge and venture capital fund company. She previously worked at McKinsey & Co, Monitor Company as management consultant. She had successfully raised capital for several hedge, venture capital and real estate funds. She also helped start-up companies expand and diversify business categories, client verticals and grow revenue. Ms. Pannu was born in Shanghai and grew up in Hong Kong. She received her Bachelor of Business Administration degree from the Chinese University of Hong Kong and an MBA from Harvard Business School. She is fluent in English, Mandarin, Cantonese and Shanghainese. We believe Ms. Pannu is qualified to serve on our Board because of her extensive investment experience.

Virgil Thompson – Mr. Thompson has served as a Director since October 2017 and previously served on the Board of Directors at Promet Therapeutics, LLC. He served as a Director of Mallinckrodt Pharmaceuticals (formerly Questcor Pharmaceuticals), and Director of GenZ Corporation, both companies he resigned from in 2017. From July 2009 to July 2015, he served as Chief Executive Officer and Director of Spinnaker Biosciences, Inc., and now serves as Chairman of the Board. Mr. Thompson also served as Chairman of the Board of Aradigm Corporation, as well as of Questcor Pharmaceuticals, Inc. until Questcor was acquired by Mallinckrodt in August 2014. Mr. Thompson served as the Chief Executive Officer and as a Director of Angstrom Pharmaceuticals, Inc. from 2002 until 2007. From 2000 until 2002, Mr. Thompson was Chief Executive Officer and a Director of Chimeric Therapies, Inc. From 1999 until 2000, Mr. Thompson was President, Chief Operating Officer and, from 1994, a Director of Bio-Technology General Corporation (subsequently Savient Pharmaceuticals, Inc.). Mr. Thompson obtained a bachelor’s degree in Pharmacy from the University of Kansas and a J.D. degree from the George Washington University Law School. We believe Mr. Thompson is qualified to serve on our Board because of his extensive industry knowledge and board experience with publicly traded biotechnology companies.

Justin W. Yorke – Mr. Yorke has served as a Director since October 2017. Mr. Yorke has over 25 years of experience as an institutional equity fund manager and senior financial analyst for investment funds and investment banks and was appointed as a Director in August 2017. For more than the past 10 years, he has been a manager of the San Gabriel Fund, JMW Fund and the Richland Fund whose primary activity is investing in public and private companies in the United States. Mr. Yorke served as non-executive Chairman of Jed Oil and a Director/CEO at JMG Exploration. Mr. Yorke was a Fund Manager and Senior Financial Analyst, based in Hong Kong, for Darier Henstch, S.A., a private Swiss bank, where he managed their $400 million Asian investment portfolio. Mr. Yorke was an Assistant Director and Senior Financial Analyst with Peregrine Asset Management, which was a unit of Peregrine Securities, a regional Asian investment bank. Mr. Yorke was a Vice President and Senior Financial Analyst with Unifund Global Ltd., a private Swiss Bank, as a manager of its $150 million Asian investment portfolio. Mr. Yorke has a B.A. from University of California, Los Angeles. We believe Mr. Yorke is qualified to serve on our Board because of his extensive investment experience.

Director Independence

The Nasdaq Marketplace Rules require a majority of a listed company’s Board of Directors to be comprised of independent directors. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

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

Our Board of Directors has reviewed the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Geraldine Pannu, Virgil Thompson and Justin Yorke is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our Board of Directors also determined that the directors who serve on our audit committee, our compensation committee, and our nominating and corporate governance committee satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Each of the below committees has a written charter approved by our Board of Directors located at website: www.processapharmaceuticals.com. Each of the committees report to our Board of Directors as such committee deems appropriate and as our Board of Directors may request. Copies of each charter are posted on the investor relations section of our website. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

Audit Committee

Our audit committee is comprised of Geraldine Pannu, Virgil Thompson and Justin Yorke with Justin Yorke serving as chairman of the committee. Our Board of Directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq Listing Rules and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board of Directors has determined that Justin Yorke is an “audit committee financial expert” within the meaning of the SEC regulations and the applicable Nasdaq Listing Rules. The audit committee’s responsibilities include:

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

Compensation Committee

Our compensation committee is comprised of Geraldine Pannu, Virgil Thompson and Justin Yorke with Geraldine Pannu serving as chairman of the committee. Each member of this committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Our Board of Directors has determined that each member of the compensation committee is “independent” as defined in the Nasdaq Listing Rules. The composition of our compensation committee meets the requirements for independence under the Nasdaq Listing Rules, including the applicable transition rules. The compensation committee’s responsibilities include:

●	reviewing and approving, or recommending that our Board of Directors approve, the compensation of our executive officers;
●	reviewing and recommending to our Board of Directors the compensation of our directors;
●	reviewing and recommending to our Board of Directors the terms of any compensatory agreements with our executive officers;
●	administering our stock and equity incentive plans;
●	reviewing and approving or making recommendations to our Board of Directors with respect to incentive compensation and equity plans; and
●	reviewing all overall compensation policies and practices.

Nominating and Governance Committee

Our nominating and governance committee is comprised of Geraldine Pannu, Virgil Thompson and Justin Yorke with Virgil Thompson as the chairman of the committee. Our Board of Directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq Listing Rules. The nominating and corporate governance committee’s responsibilities include:

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

Code of Business Conduct and Ethics

We maintain a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.processapharmaceuticals.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation

This section describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “named executive officers,” during 2020 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for 2020. The named executive officers are identified below in the table titled “Summary Compensation Table.”

Overview of Our Executive Compensation Philosophy and Design

We believe that a skilled, experienced and dedicated executive and senior management team is essential to the future performance of our Company and to building stockholder value. We have sought to establish competitive compensation programs that enable us to attract and retain executive officers with these qualities. The other objectives of our compensation programs for our executive officers are the following:

●	to motivate our executive officers to achieve strong financial performance;

●	to attract and retain executive officers who we believe have the experience, temperament, talents and convictions to contribute significantly to our future success; and

●	to align the economic interests of our executive officers with the interests of our stockholders.

Setting Executive Compensation

Our compensation committee has primary responsibility for, among other things, determining our compensation philosophy, evaluating the performance of our named executive officers, setting the compensation and other benefits of our named executive officers and administering our equity compensation plans.

It is our CEO’s responsibility to provide recommendations to the compensation committee for most compensation matters related to executive compensation. The recommendations are based on a general analysis of market standards and trends and an evaluation of the contribution of each executive officer to the Company’s performance. Our compensation committee considers, but retains the right to accept, reject or modify such recommendations and has the right to obtain independent compensation advice. Neither the CEO nor any other members of management is present during executive sessions of the compensation committee. The CEO is not present when decisions with respect to his compensation are made. Our Board of Directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program.

We have not historically utilized a compensation consultant to set the compensation of our named executive officers.

Elements of Executive Compensation

We believe the most effective compensation package for our named executive officers is one designed to reward achievement of individual and corporate objectives; provide for short-term, medium-term and long-term financial and strategic goals; and align the interest of management with those of the stockholders by providing incentives for improving stockholder value. Compensation for our named executive officers currently consists of base salary and equity awards.

Base Salary. We pay our named executive officers a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year.

Equity Awards. We have used equity awards, either through stock options or restricted stock, to align of interest of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our common stock, which, in turn, is indirectly attributable to the performance of our executive officers. We believe these equity-based award opportunities align the interests of our named executive officers with those of our stockholders as they indirectly influence the performance of the Company’s common stock.

Retirement and Other Benefits. We maintain a defined contribution employee retirement plan for our employees, including our named executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. The 401(k) plan provides us with the discretion to match employee contributions. We currently do not match employee contributions.

On March 15, 2021, the compensation committee recommended and the Board of Directors approved the following compensation for each of our named executive officers for 2021:

●	a base salary of $250,000, of which $87,500 is payable in monthly installments of cash and the remaining $162,500 payable in restricted stock units to be granted ratably over the year; and
●	a combination, of which will be determined by the compensation committee, of time-based and performance-based vesting restricted stock totaling $150,000. The time-based awards will vest ratably over two years and the performance-based awards vest when specified conditions are met.

All of the stock-based compensation described above is subject to shareholder approval of an increase in the shares available under the 2019 Omnibus Incentive Plan.

Summary Compensation Table

The following table and footnotes show information regarding the total compensation paid or accrued during the years ended December 31, 2020 and 2019 to our Chief Executive Officer and each of our named executive officers (our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
David Young	2020	58,333	380,052	-	-	438,385
Chief Executive Officer	2019	-	-	163,202	-	163,202

Sian Bigora	2020	75,833	380,052	-	24,629	480,514
Chief Development Officer	2019	52,500	-	163,202	26,863	215,702

Michael Floyd (3)	2020	21,875	50,000	-	5,576	77,451
Chief Operations Officer

Wendy Guy	2020	87,500	380,052	-	907	468,459
Chief Administrative Officer	2019	87,500	-	163,202	4,948	250,702

Patrick Lin	2020	75,492	380,052	-	20,684	476,228
Chief Business and Strategy Officer	2019	52,500	-	163,202	19,569	215,702

James Stanker	2020	87,500	380,052	-	-	467,552
Chief Financial Officer	2019	87,500	-	163,202	-	250,702

(1) Reflects the aggregate grant date fair value of restricted stock and stock options awarded in 2020 and 2019, calculated in accordance with FASB ASC Topic 718. Refer to “Note 5 – Stock-Based Compensation” in our December 31, 2020 consolidated financial statements appearing in our Annual Report on Form 10-K, which was originally filed on March 25, 2021, for a discussion of the assumptions used underlying the valuation of the equity awards.

(2) Represents health insurance premiums paid.

(3) Mr. Floyd joined the Company as our Chief Operating Officer in October 2020.

Employment Agreements

We do not currently have any executive employment agreements with any of our named executive officers in connection with their employment with us other than our employment agreement with Michael Floyd, as described below. We expect to enter into similar employment agreements with our other named executive officers during 2021.

●	Floyd Employment Agreement. Pursuant to the employment agreement with Mr. Floyd, he will receive an annual base salary of $87,500. We granted Mr. Floyd 12,500 Restricted Stock Awards (RSAs) of our common stock and agreed to grant Mr. Floyd 37,500 RSAs in 2021, following our annual meeting and subject to shareholder approval, in each instance subject to vesting. In the event Mr. Floyd is terminated without Cause (as defined in the Agreement), or for Good Reason (as defined in the Agreement), we are required to provide 52 weeks’ notice in writing. The RSAs shall fully vest upon Change in Control (as defined in the Agreement) if Mr. Floyd is terminated without Cause or for Good Reason. He may also receive a severance payment at our discretion. Mr. Floyd is entitled to participate in all employee benefits available to employees of the Company. The employment agreement also includes confidentiality provisions.

Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan

We maintain an Omnibus Plan that provides us with the authority to issue up to 500,000 shares of our common stock to eligible participants. The two complementary goals of the Omnibus Plan are to attract and retain outstanding individuals to serve as our officers, directors, employees and consultants, and to increase stockholder value by providing participants incentives to increase stockholder value by offering the opportunity to acquire shares of our common stock, receive monetary payments based on the value of our common stock and receive other incentive compensation on the potentially favorable terms that the Plan provides. The following is a summary of the material provisions of the Omnibus Plan:

Administration. The Omnibus Plan is administered by our Board of Directors, the compensation committee of the Board of Directors, any other committee of the Board, any subcommittee of the compensation committee or one or more of our officers to whom the Board or compensation committee has delegated authority, which are collectively referred to as the “Administrator.” The Administrator has the authority to interpret the Omnibus Plan or award agreements entered into with respect to the Omnibus Plan; make, change, and rescind rules and regulations relating to the Omnibus Plan; make changes to, or reconcile any inconsistency in, the Omnibus Plan or any award or agreement covering an award; and take any other action needed to administer the Omnibus Plan.

Eligibility; Participant Award Limits. The Administrator may designate any of the following as a participant under the Omnibus Plan: any officer or employee, or individuals engaged to become an officer or employee, of our company or our affiliates; consultants of our company or our affiliates; and our directors, including our non-employee directors.

Types of Awards. The Omnibus Plan permits the Administrator to grant stock options, stock appreciation rights, performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Plan. The Administrator may grant any type of award to any participant it selects, but only our employees or our subsidiaries’ employees may receive grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Awards may be granted alone or in addition to, in tandem with, or (subject to the repricing prohibition described below) in substitution for any other award (or any other award granted under another plan of our company or any affiliate, including the plan of an acquired entity).

Shares Reserved under the Omnibus Plan. An aggregate of 500,000 shares of our common stock, adjusted for the one for seven reverse stock split completed on December 23, 2019, were initially available for issuance under the Omnibus Plan. We may issue all reserved shares pursuant to the exercise of incentive stock options. The number of shares reserved for issuance under the Omnibus Plan will be reduced on the date of the grant of any award by the maximum number of shares, if any, that may become payable with respect to which such award is granted. However, an award that may be settled solely in cash will not deplete the Omnibus Plan’s share reserve at the time the award is granted. If (a) an award lapses, expires, is canceled, or terminates without issuance of shares or is settled in cash, (b) the Administrator determines that the shares granted under an award will not be issuable because the conditions for issuance will not be satisfied, (c) shares are forfeited under an award, or (d) shares are issued under any award and we reacquire them pursuant to our reserved rights upon the issuance of the shares, then those shares are added back to the reserve and may again be used for new awards under the Omnibus Plan. Shares that are tendered or withheld in payment of the exercise price of a stock option or as a result of the net settlement of an outstanding stock appreciation right, shares we purchase using proceeds from stock option exercises and shares tendered or withheld to satisfy any federal, state, or local tax withholding obligations may or may not be made available for re-issuance under the Omnibus Plan.

Transferability. Awards are not transferable other than by will or the laws of descent and distribution, unless the Administrator allows a participant to (i) designate in writing a beneficiary to exercise the award or receive payment under the award after the participant’s death, (ii) transfer an award to a former spouse as required by a domestic relations order incident to a divorce, or (iii) otherwise transfer an award without receiving any consideration.

Adjustments. If (i) we are involved in a merger or other transaction in which our shares of common stock are changed or exchanged; (ii) we subdivide or combine shares of common stock or declare a dividend payable in shares of common stock, other securities, or other property (other than stock purchase rights issued pursuant to a stockholder rights agreement); (iii) we effect a cash dividend that exceeds 10% of the fair market value of a share of common stock or any other dividend or distribution in the form of cash or a repurchase of shares of common stock that our Board determines is special or extraordinary, or that is in connection with a recapitalization or reorganization; or (iv) any other event occurs that in the Administrator’s judgment requires an adjustment to prevent dilution or enlargement of the benefits intended to be made available under the Omnibus Plan, then the Administrator will, in a manner it deems equitable, adjust any or all of (A) the number and type of shares subject to the Omnibus Plan and which may, after the event, be made the subject of awards; (B) the number and type of shares of common stock subject to outstanding awards; (C) the grant, purchase, or exercise price with respect to any award; and (D) the performance goals of an award.

In any such case, the Administrator may also provide for a cash payment to the holder of an outstanding award in exchange for the cancellation of all or a portion of the award, subject to the terms of the Omnibus Plan.

The Administrator may, in connection with any merger, consolidation, acquisition of property or stock, or reorganization, authorize the issuance or assumption of awards upon terms and conditions we deem appropriate without affecting the number of shares of common stock otherwise reserved or available under the Omnibus Plan.

Change of Control. To the extent a participant has an employment, retention, change of control, severance, or similar agreement with us or any of our affiliates that discusses the effect of a change of control (as defined in the Omnibus Plan) on the participant’s awards, such agreement will control. Otherwise, unless otherwise provided in an award agreement or by the Administrator prior to the change of control, in the event of a change of control, if the purchaser, successor or surviving entity (or parent thereof) (the “Successor”) agrees, then some or all outstanding awards will be assumed or replaced with the same type of award with similar terms and conditions. If applicable, each award that is assumed must be appropriately adjusted, immediately after such change of control, to apply to the number and class of securities that would have been issuable to a participant upon the consummation of such change of control had the award been exercised, vested, or earned immediately prior to such change of control, and other appropriate adjustment to the terms and conditions of the award may be made.

If a participant is terminated from employment without cause (as defined in the Omnibus Plan) or the participant resigns employment for good reason (as defined in the Omnibus Plan) within 24 months following the change of control, then upon such termination, all of the participant’s awards in effect on the date of such termination will vest in full or be deemed earned in full.

Term of Omnibus Plan. Unless earlier terminated by our Board of Directors, the Omnibus Plan will remain in effect until the date all shares reserved for issuance have been issued, except that no incentive stock options may be issued if the term of the Omnibus Plan extends beyond 10 years from the effective date without stockholder approval of such extension.

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding equity awards held by each of our named executive officers as of December 31, 2020:

	Stock Option Awards(1,2)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Number of shares of stock not vested(1)	Market value of shares not vested ($)(4)
David Young (3)	08/05/20	-	-	-	15,202	100,181

Patrick Lin	08/05/20	-	-	-	15,202	100,181
	06/20/19	3,930	3,929	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	5,198	-	16.80	-	-

Sian Bigora	08/05/20	-	-	-	15,202	100,181
	06/20/19	3,930	3,929	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	5,198	-	16.80	-	-

Wendy Guy	08/05/20	-	-	-	15,202	100,181
	06/20/19	3,930	3,929	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	5,198	-	16.80	-	-

James Stanker	08/05/20	-	-	-	15,202	100,181
	06/20/19	3,930	3,929	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	5,198	-	16.80	-	-
	09/01/18	26,367	18,833	19.88	-	-
	09/01/18	2,572	-	19.88	-	-

Mike Floyd	10/06/20	-	-	-	12,500	82,375

(1) The stock options granted on June 20, 2019 vest over three years. Options granted to Mr. Stanker on September 1, 2018 vested 2,572 shares over one year and 45,200 shares vest 25% after one year with the remaining options vesting ratably over the subsequent 36-month period. Stock awards granted on August 5, 2020 vest over two years. The stock awards granted to Mr. Floyd vest over one year.

(2) Options for the purchase of 16,523 shares of our common stock were granted to each of Dr. David Young, Patrick Lin, Dr. Sian Bigora, Wendy Guy and James Stanker on June 20, 2019 contained either service or performance vesting conditions, have a contractual term of five years and an exercise price equal to the closing price of our common stock on the OTCQB on the date of grant of $16.80. Stock options for the purchase of 7,859 shares of common stock vested one-third on the first anniversary date of the grant, with the remaining options vesting ratably over the subsequent two years. Stock options for the purchase of 8,664 shares vested upon meeting the following performance criteria: (i) 1,733 shares vested on August 29, 2019 when we in-licensed an additional drug asset; (ii) 1,733 shares vested on December 31, 2020 when we completed our Phase 2A clinical trial for PCS499; and (iii) 5,198 shares vested on October 6, 2020 when we up-listed from the OTCQB to the Nasdaq market.

(3) On October 1, 2020, Dr. David Young voluntarily forfeited all stock options that had previously been granted to him in 2019.

(4) Market value is based on $6.59 per share, which is the closing market price of the common stock on December 31, 2020, the last trading day of the year.

Employee Non-Competition, Non-Solicitation, Invention and Non-Disclosure Agreements

Each of our named executive officers has entered into standard form agreements with respect to non-competition, non-solicitation, invention and non-disclosure. Under these agreements, each of our named executive officers has agreed not to compete with us during his or her employment and for a period of one year after the termination of his or her employment, not to solicit our employees, consultants, customers, business or prospective customers during his or her employment and for a period of one year after the termination of his or her employment, and to protect our confidential and proprietary information indefinitely. In addition, under these agreements, each named executive officer has agreed that we own all inventions that are developed by such named executive officer during his or her employment with us that (i) are related to our business or our customers or suppliers or any of our products or services being researched, developed, manufactured or sold by us or which may be used with such products or services; (ii) result from tasks assigned to the executive officer by us; or (iii) result from the use of our premises or personal property (whether tangible or intangible) owned, leased or contracted for by us.

DIRECTOR COMPENSATION

On March 15, 2021, our compensation committee recommended, and our Board of Directors approved, an amendment to our compensation plan for non-employee directors. Effective January 1, 2021, each non-employee director will receive an annual cash retainer of $10,000, payable in quarterly installments and an annual restricted stock grant equal to $30,000 total value. The number of shares of restricted stock issued will be determined by dividing $30,000 by the closing price per share of the common stock on the last trading day prior to the grant, with vesting occurring on the 12-month anniversary dates of the grant.

Prior to the change described above, each non-employee director received an annual cash retainer of $20,000, payable quarterly and an equity award. Our directors waived any cash compensation and director’s fees until we completed our up-list to Nasdaq in October 2020. As such, they did not earn or receive any cash compensation until the fourth quarter of 2020. We granted 6,876 restricted stock awards to each of Justin Yorke, Virgil Thompson and Geraldine Pannu on August 5, 2020, of which 4,538 restricted stock awards vested on October 6, 2020 when we successfully completed our underwritten public offering and up-listed to the Nasdaq Capital Market. The remaining 2,338 restricted stock awards vest on the first and second anniversary of the grant date.

New directors will continue to receive an initial stock option grant upon their appointment to the Board of Directors. Our directors are also reimbursed for any reasonable out-of-pocket expenses incurred in connection with service as a director.

The table below shows all compensation paid to our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($) (1)	Total ($)
Dr. Khalid Islam(2)	3,333	-	3,333
Geraldine Pannu	5,000	58,446	63,446
Virgil Thompson	5,000	58,446	63,446
Justin Yorke	5,000	58,446	63,446

(1) Reflects the aggregate grant date fair value of restricted stock and stock options awarded calculated in accordance with FASB ASC Topic 718. Refer to “Note 5 – Stock-Based Compensation” in our December 31, 2020 consolidated financial statements appearing in our annual report on Form 10-K, which was originally filed on March 25, 2021, for a discussion of the assumptions underlying the valuation of the equity awards.

(2) Dr. Islam was appointed to our Board of Directors on November 3, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 22, 2021 for:

●	Each of our directors;
●	Each of our named executive officers;
●	All of our current directors and executive officers as a group; and
●	Each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

The number of shares of our common stock beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 22, 2021, through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 15,392,584 shares of our common stock outstanding (excluding 129,032 issued but unvested shares of restricted stock) as of March 22, 2021. Shares of our common stock that a person has the right to acquire within 60 days of March 22, 2021, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Certain of our officers, directors and existing stockholders have indicated an interest in purchasing shares in this offering on the same terms as those offered to the public. However, because indications of interest are not binding agreements or commitments to purchase, the underwriters may determine to sell more, fewer or no shares in this offering to any of these officers, directors or stockholders, or any of these officers, directors or stockholders may determine to purchase more, fewer or no shares in this offering. The underwriters will receive the same underwriting discounts and commissions on any shares purchased by these officers, directors and stockholders as they will on any other shares sold to the public in this offering. The below ownership percentages do not reflect the potential purchase of any shares of common stock in this offering by these officers, directors or stockholders.

	Shares beneficially owned
	Shares	Percent
Name and address of beneficial owner (1)
Officers and Directors
David Young (2), (11)	1,723,950	11.2%
Sian Bigora (3)	534,851	3.5%
Michael Floyd (4)	94,331	*
Wendy Guy (5)	356,957	2.3%
Patrick Lin (6)	427,443	2.8%
James Stanker (7)	82,842	*
Khalid Islam (4)	171,912	1.1%
Geraldine Pannu	4,538	*
Virgil Thompson (8)	93,643	*
Justin Yorke (9)	539,842	3.5%

Total for all Officers and Directors	4,030,310	25.7%

More than 5% Stockholders:
Manchester Management Company, LLC	1,533,571	9.7%
Yuhan Corporation	1,250,000	7.9%
CorLyst, LLC (10), (11)	1,149,640	7.3%

* represents less than 1%

(1) Unless otherwise indicated, the address for each beneficial owner listed is c/o Processa Pharmaceuticals, Inc., 7380 Coca Cola Drive, Suite 106, Hanover, Maryland 21076.

(2) Consists of (i) 364,363 shares of common stock held directly by Dr. Young; (ii) 506,841 shares held by family entities; (iii) 849,599 shares held by CorLyst, LLC (“CorLyst”) (773,763 shares held on behalf of entities controlled by Dr. Young, 55,527 shares held on behalf of unrelated stockholders, and stock purchase warrants to purchase 20,309 shares); and (iv) 3,147 shares issuable upon the exercise of stock purchase warrants. Dr. Young is the Chief Executive Officer and Managing Member of CorLyst. Dr. Young disclaims beneficial ownership of a portion of CorLyst shares.

(3) Consists of (i) 387,817 shares of common stock held directly by Dr. Bigora; (ii) 133,349 shares held by CorLyst; and (iii) 13,685 shares of common stock issuable pursuant to options held directly by Dr. Bigora exercisable within 60 days of March 22, 2021.

(4) The shares reported for Mr. Floyd and Dr. Islam are held directly by Elion Oncology, Inc. and are based on their ownership interest in Elion Oncology, Inc.

(5) Consists of (i) 176,580 shares of common stock held directly by Ms. Guy; (ii) 166,692 shares held by CorLyst; and (iii) 13,685 shares of common stock issuable pursuant to options held directly by Ms. Guy exercisable within 60 days of March 22, 2021.

(6) Consists of (i) 409,289 shares of common stock held by Mr. Lin; (ii) 13,685 shares of common stock issuable pursuant to options held directly by Mr. Lin exercisable within 60 days of March 22, 2021; and (iii) 4,469 shares issuable upon the exercise of stock purchase warrants.

(7) Consists of (i) 35,510 shares of common stock held directly by Mr. Stanker and (ii) 47,332 shares of common stock issuable pursuant to options held directly by Mr. Stanker exercisable within 60 days of March 22, 2021.

(8) Consists of (i) 91,967 shares of common stock held directly by the Thompson Family Trust, of which Mr. Thompson is a trustee and has investment and disposition power over the shares of common stock; and (ii) 1,676 shares of common stock issuable pursuant to options held directly by Mr. Thompson exercisable within 60 days of March 22, 2021.

(9) Justin Yorke, a member of our Board of Directors, is a manager of the San Gabriel Fund, LLC, JMW Fund, LLC and the Richland Fund, LLC. The shares of common stock reported for Mr. Yorke include the shares held by these Funds and 73,657 shares issuable upon the exercise of stock purchase warrants. Also included are 1,676 shares of common stock issuable pursuant to options held directly by Mr. Yorke exercisable within 60 days of March 22, 2021.

(10) CorLyst is the beneficial holder of 1,149,640 shares. This beneficial ownership is allocated in the above table as follows: Dr. Young-related entities – 773,763, Dr. Bigora – 133,349; Ms. Guy – 166,692; other unrelated stockholders – 55,527; and stock purchase warrants to purchase 20,309 shares.

(11) Although Dr. Young confers with all other members or parties associated with CorLyst, Dr. Young has voting and investment control of this entity.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans:

Approved by security holders	105,034	(1)	$17.31	75,660

Not approved by security holders	47,772		$19.88	-

Total	152,806			75,660

(1) Consists of shares under the 2019 Omnibus Incentive Plan.

Item 13. Certain Relationships and Related Transactions

The audit committee has adopted written policies and procedures for the committee to review and approve, or ratify related party transactions. These transactions include:

●	transactions that must be disclosed in proxy statements under SEC rules, and

●	transactions that potentially could cause a non-employee director to cease to qualify as an independent director under Nasdaq Stock Market listing requirements.

Transactions that are deemed immaterial under applicable disclosure requirements are generally deemed pre-approved under these written policies and procedures, including transactions with an entity with which a director’s sole relationship is as a non-employee director and the total amount involved does not exceed 1% of the entity’s total annual revenues.

Criteria for committee approval or ratification of a related party transaction, in addition to factors that the committee otherwise deems appropriate under the circumstances, include:

●	whether terms of the transaction are no less favorable than terms generally available from an unaffiliated third party; and
●	in the case of a non-employee director, whether the transaction would disqualify the director from (1) being independent under Nasdaq Stock Market listing requirements, or (2) from serving on the audit committee, compensation committee or nominating and governance committee under Nasdaq Stock Market and other regulatory requirements.

With the exception of the transactions set forth below, we were not a party to any transaction (in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person has or will have a direct or indirect material interest and no such transactions are currently proposed.

CorLyst, LLC and DKBK Enterprises, LLC

CorLyst was a related party to Promet as one of the largest investors in Promet. As a result of the transaction with Heatwurx, all of Promet’s assets were purchased in exchange for equity in the company. Promet has since distributed the shares to its stockholders and CorLyst is now considered a related party. We share certain administrative expenses with CorLyst (salaries, healthcare and office space). David Young, our CEO and Chairman of our Board of Directors, is also the CEO and Managing Member of CorLyst. David Young spends a nominal amount of effort related to CorLyst activities and averages more than 40 hours per week on Processa activities.

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

By the third quarter of 2020, we had drawn the full $700,000 under the LOC Agreement with DKBK. On October 6, 2020, in connection with the closing of our underwritten public offering, DKBK converted the $700,000 principal amount and related accrued interest into 199,537 shares of our common stock at a conversion price of $3.60 per share. In October 2020, we terminated the LOC Agreements with DKBK and CorLyst. As of December 31, 2020, DKBK directly held 215,703 shares of our common stock and CorLyst beneficially owns 1,129,331 shares of our common stock.

License Agreement with Yuhan Corporation

Yuhan Corporation owns 7.9% of our common stock. On August 19, 2020, we entered into a License Agreement with Yuhan Corporation (“Yuhan License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS12852 (formerly known as YH12852) globally, excluding South Korea.

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

License Agreement with Elion Oncology, Inc.

Mr. Floyd and Dr. Islam hold equity interests totaling 65.14% of Elion Oncology, Inc., which owns 2.7% of our common stock. On August 23, 2020, we entered into a condition precedent License Agreement with Elion Oncology (“Elion License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally. The grant of license was conditioned on the following being satisfied by October 30, 2020: (i) our closing on an equity financing of at least $15 million in gross proceeds and (ii) successful up-listing to Nasdaq.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to Processa for the years ended December 31, 2020 and 2019 by our independent auditor, BD & Company:

Service Type	2020	2019

Audit Fees	$59,600	$57,000

Audit-Related Fees	-	-

Tax Fees	-	-

All Other Fees	61,150	7,000

Total	$120,750	$64,000

Audit Fees. These fees were for professional services rendered for 2020 and 2019 in connection with the audit of our annual financial statements on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q. The amounts also include fees for services that are normally provided by BD & Company Inc. in connection with statutory and regulatory filings and engagements for the years identified.

All Other Fees. These fees were primarily for services related to our Registration Statements on Form S-1 in 2020 and 2019.

Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services

The following describes the Audit Committee’s policies and procedures regarding pre-approval of the engagement of the Company’s independent auditor to perform audit as well as permissible non-audit services for the Company.

For audit services and audit-related fees, the independent auditor will provide the Committee with an engagement letter during the March-May quarter of each year outlining the scope of the audit services proposed to be performed in connection with the audit of the current fiscal year. If agreed to by the Committee, the engagement letter will be formally accepted by the Committee at an Audit Committee meeting held as soon as practicable following receipt of the engagement letter. The independent auditor will submit to the Committee for approval an audit services fee proposal after acceptance of the engagement letter.

For non-audit services and other fees, Company management may submit to the Committee for approval (during May through September of each fiscal year) the list of non-audit services that it recommends the Committee engage the independent auditor to provide for the fiscal year. The list of services must be detailed as to the particular service and may not call for broad categorical approvals. Company management and the independent auditor will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year may be provided. The Committee will consider for approval both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

To ensure prompt handling of unexpected matters, the Audit Committee delegates to its Chairman the authority to amend or modify the list of approved permissible non-audit services and fees. The Chairman will report any action taken pursuant to this delegation to the Committee at its next meeting.

All audit and non-audit services provided to the Company are required to be pre-approved by the Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents were previously filed as part of the Original Filing:

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of our Annual Report on Form 10-K, which was originally filed on March 25, 2021.

(3) Exhibits

Exhibit Number	Description of the Exhibit

2.1	Asset Purchase Agreement. Dated October 2, 2017, among the Company, Promet Therapeutics LLC and Processa Therapeutics LLC (incorporated by reference to Exhibit 2.1 to Form S-1 filed on September 16, 2020)
3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 16, 2020)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1.1 to Form S-1 filed on September 16, 2020)
3.1.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to Form S-1 filed on September 16, 2020)
3.1.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated August 8, 2019 (incorporated by reference to Exhibit 3 to Form 10-Q filed on August 14, 2019)
3.1.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated December 23, 2019 (incorporated by reference to Exhibit 3.1.3 to Form S-1 filed on September 16, 2020)
3.1.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020 (incorporated by reference to Exhibit 3.1.4 to Form S-1 filed on September 16, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 16, 2020)
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 16, 2020)
4.2	Warrant issued to PoC Capital, LLC (incorporated by reference to Exhibit 4.2 to Form S-1 filed on September 16, 2020)
4.3	Warrants issued to Boustead Securities (incorporated by reference to Exhibit 4.3 to Form S-1 filed on September 16, 2020)
4.4	Form of Warrant issued to Tribal Capital Markets LLC, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed February 18, 2021)
4.5	Form of Warrant for the 8% Senior Convertible Notes (incorporated by reference to Exhibit 4.6 to Form S-1 filed on September 16, 2020)
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on September 16, 2020)
10.2	License Option Agreement with CoNCERT (incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 16, 2020)
10.3	Amendment to License Agreement and Securities Purchase Agreement with CoNCERT Pharmaceuticals (incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 16, 2020)
10.4+	Employment Agreement dated September 5, 2018, between Processa and James Stanker (incorporated by reference to Exhibit 10.4 to Form S-1 filed on September 16, 2020)
10.5+	Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 16, 2020)

10.6	Securities Purchase Agreement dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed February 18, 2021)
10.7	Registration Rights Agreement dated February 16, 2021 (incorporated by reference to exhibit 10.2 to Form 8-K, filed February 18, 2021)
10.8	Employment Agreement dated October 6, 2020, between Processa and R. Michael Floyd (incorporated by reference to Form 8-K, filed October 13, 2020)
10.9	License Agreement with Akashi Therapeutics, Inc. dated August 29, 2019 (incorporated by reference to Exhibit 10.8 to Form S-1 filed on September 16, 2020)
10.10	License Agreement with Aposense, Ltd. dated May 24, 2020 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 16, 2020)
10.11	Promissory Note, dated May 1, 2020, with Processa Pharmaceuticals, Inc. and Bank of America, N.A., under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Securities Act of 2020 (incorporated by reference to Exhibit 10.10 to Form S-1 filed on July 17, 2020)
10.12	License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 16, 2020)
10.13	Share Issuance Agreement pursuant to License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.12 to Form S-1 filed on September 16, 2020)
10.14	License Agreement with Elion Oncology, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 16, 2020)
10.15	Addendum No. 1 to the Aposense Ltd. License Agreement*
21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to Form S-1 filed September 16, 2020)
23.1	Consent of Independent Registered Public Accounting Firm, BD & Co. Inc.*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1**	XBRL Files*

+	Indicates a management contract or compensatory plan or arrangement.
*	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ David Young
David Young
Chief Executive Officer (Principal Executive Officer)
Dated:	April 7, 2021

