Form 10-Q
period 2021-06-30
Processa Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of August 2, 2021 was 15,604,605.

PROCESSA PHARMACEUTICALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$20,831,195	$15,416,224
Due from related party	-	154,730
Due from tax agencies	70,274	77,024
Prepaid expenses and other	1,664,257	554,708
Total Current Assets	22,565,726	16,202,686

Property and Equipment, net	-	484

Other Assets
Operating lease right-of-use assets, net of accumulated amortization	117,236	158,558
Intangible assets, net of accumulated amortization	8,449,462	8,847,126
Security deposit	5,535	5,535
Total Other Assets	8,572,233	9,011,219
Total Assets	$31,137,959	$25,214,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Note payable – Paycheck Protection Program, current portion	$-	$117,574
Current maturities of operating lease liability	92,447	87,200
Accrued interest	-	950
Accounts payable	287,878	320,694
Due to licensor	400,000	400,000
Due to related parties	11,742	69,858
Accrued expenses	369,110	224,676
Total Current Liabilities	1,161,177	1,220,952
Non-current Liabilities
Note payable – Paycheck Protection Program	-	44,885
Non-current operating lease liability	30,896	78,463
Non-current due to licensor	400,000	400,000
Net deferred tax liability	304,194	530,611
Total Liabilities	1,896,267	2,274,911

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 30,000,000 shares authorized: 15,604,605 and 14,187,984 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,560	1,419
Additional paid-in capital	59,892,453	48,333,857
Accumulated deficit	(30,652,321)	(25,395,798)
Total Stockholders’ Equity	29,241,692	22,939,478
Total Liabilities and Stockholders’ Equity	$31,137,959	$25,214,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Expenses
Research and development expenses	$1,614,954	$427,109	$3,086,401	$928,855
Acquisition of in-process research and development	515,630	-	515,630	-
General and administrative expenses	1,329,213	374,878	2,051,073	859,255

Operating Loss	(3,459,797)	(801,987)	(5,653,104)	(1,788,110)

Other Income (Expense)
Forgiveness of PPP loan and related accrued interest	163,771	-	163,771	-
Interest expense	-	(19,280)	(362)	(36,450)
Interest income	1,814	18	6,755	846

Net Operating Loss Before Income Tax Benefit	(3,294,212)	(821,249)	(5,482,940)	(1,823,714)
Income Tax Benefit	137,169	87,835	226,417	215,964

Net Loss	$(3,157,043)	$(733,414)	$(5,256,523)	$(1,607,750)

Net Loss per Common Share - Basic and Diluted	$(0.20)	$(0.13)	$(0.35)	$(0.29)

Weighted Average Common Shares Used to Compute Net Loss Applicable to Common Shares - Basic and Diluted	15,406,363	5,515,566	14,997,303	5,515,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	14,187,984	$1,419	$48,333,857	$(25,395,798)	$22,939,478
Stock-based compensation	12,500	1	620,590	-	620,591
Shares issued in private placement, net of transaction costs	1,321,132	132	9,875,418	-	9,875,550
Net loss	-	-	-	(2,099,480)	(2,099,480)
Balance, March 31, 2021	15,521,616	1,552	58,829,865	(27,495,278)	31,336,139
Stock-based compensation	38,300	4	762,592	-	762,596
Shares issued in connection with license agreement	44,689	4	299,996	-	300,000
Net loss	-	-	-	(3,157,043)	(3,157,043)
Balance, June 30, 2021	15,604,605	$1,560	$59,892,453	$(30,652,321)	$29,241,692

Six Months Ended June 30, 2020
			Additional	Common Stock
	Common Stock		Paid-In	Dividend	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balance at January 1, 2020	5,486,595	$549	$18,994,008	$3	$(10,982,010)	$8,012,550
Stock-based compensation	-	-	98,663	-	-	98,663
Transaction costs related to anticipated 2020 offering	-	-	(2,806)	-	-	(2,806)
Net loss	-	-	-	-	(874,336)	(874,336)
Balance, March 31, 2020	5,486,595	549	19,089,865	3	(11,856,346)	7,234,071
Stock-based compensation	-	-	93,869	-	-	93,869
Stock dividend distributed due to full-ratchet anti-dilution adjustment	28,971	3	-	(3)	-	-
Transaction costs related to anticipated 2020 offering	-	-	(1,506)	-	-	(1,506)
Net loss	-	-	-	-	(733,414)	(733,414)
Balance, June 30, 2020	5,515,566	$552	$19,182,228	$-	$(12,589,760)	$6,593,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
Cash Flows From Operating Activities
Net loss	$(5,256,523)	$(1,607,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	484	4,223
Non-cash lease expense for right-of-use assets	41,322	39,483
Non-cash acquisition of in-process research and development	300,000	-
Amortization of debt issuance costs	-	2,140
Amortization of intangible asset	397,664	397,664
Deferred income tax benefit	(226,417)	(215,964)
Stock-based compensation	1,173,622	192,532
Forgiveness of PPP loan and related accrued interest	(163,771)	-

Net changes in operating assets and liabilities:
Prepaid expenses and other	(876,899)	217,923
Operating lease liability	(42,320)	(38,820)
Accrued interest	362	36,581
Accounts payable	(32,816)	(2,241)
Due (from) to related parties	96,614	(26,813)
Other receivables	6,750	-
Accrued expenses	144,434	104,013
Net cash used in operating activities	(4,437,494)	(897,029)

Cash Flows From Financing Activities
Net proceeds from private placement	9,875,550	-
Borrowings on line of credit payable from related party	-	500,000
Proceeds received from our Paycheck Protection Program note payable	-	162,459
Other	(23,085)	(4,312)
Net cash provided by financing activities	9,852,465	658,147

Net Increase (Decrease) in Cash	5,414,971	(238,882)
Cash and Cash Equivalents – Beginning of Period	15,416,224	691,536
Cash and Cash Equivalents – End of Period	$20,831,195	$452,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Business Activities and Organization

We are a clinical-stage biopharmaceutical company focused on the development of drug products that are intended to provide treatment for patients who have a high unmet medical need condition that effects survival or the patient’s quality of life and for which few or no treatment options currently exist. We currently have five drugs: four in various stages of clinical development (PCS499, PCS12852, PCS3117, and PCS6422) and one in nonclinical development (PCS11T). We group our drugs into non-oncology (PCS499 and PCS12852) and oncology (PCS3117, PCS6422 and PCS11T). A summary of each of our five drugs is provided below:

●	Our most advanced product candidate, PCS499, is an oral tablet that is a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). We completed a Phase 2A trial for PCS499 in patients with ulcerative and non-ulcerative necrobiosis lipoidica (NL) in late 2020, and in May 2021 we enrolled the first patient in our Phase 2B trial for the treatment of ulcerative NL. We expect to complete our interim analysis of the Phase 2B trial in the first half of 2022; complete the trial in the second half of 2022; and, depending on the results, begin a pivotal Phase 3 trial in 2023.

●	PCS12852 is a highly specific and potent 5HT4 agonist which has already been evaluated in clinical studies in South Korea for gastric emptying and gastrointestinal motility. We are planning on submitting an IND application in the third quarter of 2021 for the treatment of gastroparesis based on our pre-IND communications with the FDA. We anticipate beginning to enroll patients for a Phase 2A trial in the first half of 2022, with expected completion in the first half of 2023.

●	PCS3117, which we licensed in June 2021, is a cytosine analog, similar to gemcitabine (Gemzar®) but different enough in chemical structure that some patients are more likely to respond to PCS3117 than gemcitabine. We are developing potential biomarkers to predict which patients are more likely to respond to PCS3117 than gemcitabine and other chemotherapy agents to provide a more targeted, precision medicine approach to the treatment of pancreatic and/or non-small cell lung cancer. Over the next 6-12 months, we will be developing and refining these biomarker assays for use in our clinical trials, which should be completed in the first half of 2022. We anticipate validating our approach and confirming our hypothesis in a planned Phase 2B study expected to start in the second half of 2022 and, depending on the results, conducting a Phase 3 pivotal trial in 2023-2024.

●	PCS6422 is an orally administered irreversible enzyme inhibitor administered in combination with capecitabine. On August 2 2021, we enrolled the first patient in our Phase 1B dose-escalation maximum tolerated dose trial in patients with advanced refractory gastrointestinal (GI) tract tumors. We anticipate completing an interim cohort analysis in the fourth quarter of 2021; determine the maximum tolerated dose (MTD) in the second half of 2022; and, depending on the results, begin a pivotal Phase 2B/3 trial in 2023-2024.

●	Our only non-clinical asset is PCS11T, an analog of SN38 (SN38 being the active metabolite of irinotecan) and a next generation irinotecan drug for multiple types of cancers. PCS11T is presently in the IND pre-clinical toxicology stage. We hope to submit an IND in the second half of 2022 or first half of 2023, followed by a Phase 1B maximum tolerated dose trial.

Impact of COVID-19

The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. Although we modified our operations and practices in 2020 due to the COVID-19 pandemic and to comply with federal, state and local requirements, our business, operations and development timelines were not materially adversely affected. However, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans in the future, including the resulting impact on our expenditures and capital needs, remains uncertain. In addition, a recession or market correction resulting from the spread of the coronavirus could materially affect the value of our common stock.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the U.S. Securities and Exchange Commission (“SEC”) on Form 10-Q and Article 8 of Regulation S-X.

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

Liquidity

We have incurred losses since inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $30.7 million at June 30, 2021. During the six months ended June 30, 2021, we generated a net loss of approximately $5.3 million and we expect to continue to generate operating losses and negative cash flow from operations for the foreseeable future. However, we believe our cash balance at June 30, 2021 is adequate to fund our budgeted operations well into 2023. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when necessary.

We had no revenue during the six months ended June 30, 2021 and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses.

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

Impairment of Long-Lived Assets and Intangibles Other Than Goodwill

We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles – Goodwill and Other, which require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its expected future undiscounted net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets based on the present value of the expected future cash flows associated with the use of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s evaluation, there was no impairment loss recorded during the six months ended June 30, 2021 or 2020.

Stock-based Compensation

Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, Compensation-Stock Compensation. We expense stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We value restricted stock awards (RSAs) and restricted stock units (RSUs) based on the closing share price on the date of grant. We estimate the fair value of stock option and warrant grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Stock-based compensation costs are recorded as general and administrative or research and development costs in the statements of operations based upon the underlying individual’s or consultant’s role.

Stock-based compensation awards during the six months ended June 30, 2021 consisted of the following:

Employee and Director stock-based compensation	$956,004
Stock-based compensation paid to consultants for services rendered and to be rendered	427,183
1,383,187
Total amount included in prepaid expenses	(312,293)
Less amortization of prepaid expenses	102,728

Total stock-based compensation for the six months ended June 30, 2021	$1,173,622

At June 30, 2021, $209,565 of stock-based compensation paid to consultants for services is included in our prepaid expense and is being amortized over the contract period of one year as services are expected to be provided.

Net Loss Per Share

Basic loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding and vested RSUs during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. Since we experienced a net loss for both periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the six months ended June 30, 2021 and 2020 excludes the impact of potentially dilutive common shares related to outstanding stock options, unvested restricted stock awards (RSAs), unvested restricted stock units (RSUs) and warrants and, in 2020, the conversion of our 2019 Senior Notes and related party line of credit (LOC) since those shares would have an anti-dilutive effect on loss per share.

Our diluted net loss per share for the six months ended June 30, 2021 and 2020 excluded 709,954 and 797,964, respectively, of potentially dilutive common shares, respectively, related to outstanding stock options, unvested RSAs, unvested RSUs and warrants and, in 2020, the conversion of our Senior Notes and related party LOC since those shares would have had an anti-dilutive effect on loss per share during the periods then ended.

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

Note 2 – License Agreement with Ocuphire Pharma, Inc.

On June 16, 2021, we executed a License Agreement with Ocuphire Pharma, Inc. (“Ocuphire Agreement”) under which provided us with a license to research, develop and commercialize PCS3117 (formerly RX-3117) globally, excluding the Republic of Singapore, China, Hong Kong, Macau and Taiwan.

As consideration for the Ocuphire Agreement, we issued 44,689 shares of our common stock to Ocuphire, a cash payment of $200,000 and assumed certain liabilities. Additional consideration includes future development and regulatory milestones payments to Ocuphire upon our achievement of certain defined clinical milestones, such as dosing a patient in pivotal trials and receiving marketing authorization by a regulatory authority in the United States or another country. In addition, we are required to pay Ocuphire one-time sales milestone payments based on the achievement during a calendar year of the highest annual Net Sales for products made and pay royalties based on annual Net Sales, as defined in the Ocuphire Agreement.

We are required to use commercially reasonable efforts, at our sole cost and expense to oversee such commercialization efforts, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of: (i) first patient administered drug in a Clinical Trial of a Product prior to June 16, 2024; and (ii) first patient administered drug in a Pivotal Clinical Trial of a Product or first patient administered drug in a Clinical Trial for a Second Indication of a Product prior to June 16, 2026. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 120-day opportunity to cure such breach.

Note 3 – Property and Equipment

Property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Software	$19,740	$19,740
Office equipment	9,327	9,327
Total Cost	29,067	29,067
Less: accumulated depreciation	29,067	28,583
Property and equipment, net	$-	$484

Note 4 – Intangible Assets

Intangible assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Gross intangible assets	$11,059,429	$11,059,429
Less: accumulated amortization	(2,609,967)	(2,212,303)
Total intangible assets, net	$8,449,462	$8,847,126

Amortization expense was $397,664 for the six months ended June 30, 2021 and 2020 and is included within research and development expense in the accompanying condensed consolidated statements of operations. As of June 30, 2021, our estimated amortization expense for the 2021 will be approximately $790,000 and approximately $788,000 per year for annual periods thereafter.

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

Note 5 – Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of June 30, 2021 and December 31, 2020, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets related to deferred start-up costs, purchased in-process research and development expenditures, federal orphan drug tax credit and certain other minor temporary differences since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

A deferred tax liability was recorded on March 19, 2018 when Processa received CoNCERT’s license and “Know-How” in exchange for Processa stock that had been issued in the Internal Revenue Code Section 351 Transaction. The Section 351 Transaction treats the acquisition of the license and Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between intangible assets (see Note 4) for the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability will be reduced for the effect of non-deductibility of the amortization of the intangible asset and may be offset by the deferred tax assets resulting from net operating tax losses.

Under ACS 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year-to-date ordinary operating tax basis loss before income taxes. Based on the projection, we expect to recognize the tax benefit from our projected ordinary tax loss, which can be used to offset the deferred tax liabilities related to the intangible assets and resulted in the recognition of a deferred tax benefit shown in the condensed consolidated statements of operations for three and six months ended June 30, 2021 and 2020. No current income tax expense is expected for the foreseeable future as we expect to generate taxable net operating losses.

Note 6 – Stock-based Compensation

We recorded $1,173,622 and $192,532 of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we awarded the following equity instruments:

Award Type	Number of Shares Awarded	Number of Shares Vested
Restricted stock awards – employee	37,500	-
Restricted stock units – employees	114,551	62,551
Restricted stock units – consultants	17,800	13,300
Stock options – consultant	30,000	7,500
Warrants – consultant	100,000	100,000

We valued the RSAs and RSUs based on the closing share price on the date of grant. The fair values of the stock options and warrants granted were estimated using the Black-Scholes option pricing model at the date of grant. The RSUs, stock options and warrants issued to consultants were for services provided in 2021. Of the awards granted to consultants, 12,500 RSUs and 100,000 warrants vested upon grant but represent services that will be provided over a one-year service period. As such, at June 30, 2021, we recognized $209,565 related to these awards as a prepaid expense for the portion of services the consultant has yet to provide. We did not grant any awards during the same period in 2020.

At June 30, 2021, we had the following awards outstanding related to stock-based compensation:

Award Type	Amount Outstanding	Amount Vested	Amount Unvested
Restricted stock awards	350,556	190,274	160,282
Restricted stock units	132,351	75,851	56,500
Stock Options	182,806	130,588	52,218
Warrants	100,000	100,000	-

The weighted average exercise price of stock options and warrants outstanding at June 30, 2021 was $17.06 and $7.18, respectively. At June 30, 2021, we had warrants for the purchase of 310,365 shares of our common stock outstanding which expire at various dates through February 16, 2023. Warrants for the purchase of 210,365 shares of our common stock were issued in connection with PIPE transactions and other fundraising efforts we had over the last three years.

Note 7 – Paycheck Protection Program Loan

In May 2020, we entered into a $162,459 Paycheck Protection Promissory Note (the “PPP Loan”) with the Bank of America. The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The current term of the loan is two years with a maturity date of May 5, 2022, and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred for the first six months of the term of the PPP Loan until November 5, 2020. Principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion, of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs, and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loan. We used the entire proceeds of our PPP Loan for payroll costs and applied for full forgiveness on January 18, 2021. On February 11, 2021, Bank of America submitted a decision to the Small Business Administration that the full amount should be forgiven. In August 2021, we received notice of loan forgiveness.

Note 8 – Stockholders’ Equity

During the six months ended June 30, 2021 we granted a total of 17,800 shares of our common stock and issued a warrant for the purchase of 100,000 shares of common stock to consultants in accordance with consulting agreements for services that will be provided during 2021. The total value of these issuances was $446,477. We are amortizing this amount over the related contract lives and at June 30, 2021, included $209,565 as a prepaid expense, representing the portion of services yet to be provided. We also granted 37,500 RSAs to an employee in accordance with their employment agreement.

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

On June 16, 2021, we issued 44,689 shares of our common stock to Ocuphire Pharma, Inc. pursuant to the agreement we entered into with them (see Note 2).

There were no issued or outstanding shares of preferred stock at June 30, 2021 or December 31, 2020.

Note 9 – Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding and vested RSUs. Diluted net loss per share is computed by dividing net loss by the weighted average common shares outstanding, which includes potentially dilutive effect of stock options, unvested RSAs, unvested RSUs, warrants and senior convertible notes. Since we experienced a loss for all periods presented, any dilutive common shares outstanding were excluded from the computation as shown below, as they would have an anti-dilutive impact on diluted net loss per share. The treasury-stock method is used to determine the dilutive effect of our stock options and warrants, and the if-converted method is used to determine the dilutive effect of the Senior Notes.

The computation of net loss per share for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic and diluted net loss per share:
Net loss	$(3,157,043)	$(733,414)	$(5,256,523)	$(1,607,750)
Weighted average number of common shares-basic and diluted	15,406,363	5,515,566	14,997,303	5,515,566

Basic and diluted net loss per share	$(0.20)	$(0.13)	$(0.35)	$(0.29)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods presented.

	Six months ended June 30,
	2021	2020
Stock options, unvested RSAs, unvested RSUs and purchase warrants	709,954	704,003
Senior convertible notes and convertible related party LOC, plus related accrued interest	-	93,961

Note 10 – Operating Leases

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

Lease costs included in our condensed consolidated statements of operations totaled $21,801 and $23,995 for the three months ended June 30, 2021 and 2020, respectively, and $45,831 and $48,201 for the six months ended June 30, 2021 and 2020. The weighted average remaining lease terms and discount rate for our operating leases were as follows at June 30, 2021:

Weighted average remaining lease term (years) for our facility and equipment leases	1.44
Weighted average discount rate for our facility and equipment leases	8.00%

Maturities of our lease liabilities for all operating leases were as follows as of June 30, 2021:

2021	$48,777
2022	75,969
2023	6,228
2024	1,557
Total lease payments	132,531
Less: Interest	(9,188)
Present value of lease liabilities	123,343
Less: current maturities	(92,447)
Non-current lease liability	$30,896

Note 11 – Related Party Transactions

A shareholder, CorLyst, LLC, reimburses us for shared costs related to payroll, health care insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses in our condensed consolidated statement of operations. In September 2020, CorLyst prepaid shared expenses to us for the fourth quarter of 2020 through the July 2021. At June 30, 2021, we recognized $11,742 in prepaid reimbursements as due to related parties in the accompanying condensed consolidated balance sheet. At June 30, 2020, we had $500,000 outstanding under a convertible related party LOC. This LOC was converted into shares of our common stock on October 6, 2020. No amounts were due from CorLyst at June 30, 2021 and December 31, 2020.

Note 12 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations and subcontractors to further develop our products and complete our clinical trials. The contracts are cancellable, with varying provisions regarding termination. If we terminated a cancellable contract with a specific vendor, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. We are contractually obligated to pay up to approximately $4.1 million of future services under the agreements with the CROs, but our actual contractual obligations will vary depending on the progress and results of the clinical trials.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of drug products that are intended to provide treatment for patients who have a high unmet medical need condition that effects survival or the patient’s quality of life and for which few or no treatment options currently exist.

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

Our screening criteria for identifying and selecting new candidates include:

●	addressing an unmet or underserved clinical need,
●	having demonstrated evidence of efficacy in humans, and
●	leveraging our regulatory science approach to improve the probability for approval.

In many instances, these clinical candidates have significant pre-clinical and clinical data that we may leverage to high value inflection points while de-risking the programs and adding in optionality to potential future indications. Our regulatory science approach developed by our team over decades of work with regulatory authorities attempts to balance the “risk/benefit” equation to identify a regulatory path with lower risk and shorter timelines to deliver urgent or unmet medical needs to patients, physicians and caregivers.

Our pipeline includes drugs that (i) already have clinical proof-of-concept data demonstrating the desired pharmacological activity in humans or, minimally, clinical evidence in the form of case studies or clinical experience demonstrating the drug or a similar drug pharmacologically can successfully treat patients with the targeted indication; (ii) target indications for which the FDA believes might allow a single positive pivotal study demonstrating efficacy provides enough evidence that the clinical benefits of the drug and its approval outweighs the risks associated with the drug or the present standard of care (e.g., some orphan indications, many serious life-threatening conditions, some serious quality of life conditions); and/or (iii) target indications where the prevalence of the condition and the likelihood of patients enrolling in a study meet the desired time-frame to demonstrate that the drug can, at some level, treat or potentially treat patients with the condition.

To advance our mission, we have assembled an experienced and successful development team with a track record of drug approvals and successful exits. Our team is experienced in developing drug products through all principal regulatory tiers from IND enabling studies to NDA submission. The combined scientific, development and regulatory experience of our team members has resulted in more than 30 drug approvals by the FDA, over 100 meetings with the FDA and involvement with more than 50 drug development programs, including drug products targeted to patients who have an unmet medical need. Although we believe that the skills and experience of our team members in drug development and commercialization is an important indicator of our future success, the past successes of our team members in developing and commercializing pharmaceutical products does not guarantee that they will successfully develop and commercialize drugs in our current pipeline. In addition, the growth in revenues of companies at which our executive officers and directors served in was due to many factors and does not guarantee that they will successfully operate or manage us or that we will experience similar growth in revenues, even if they continue to serve as executive officers and/or directors.

Our ability to generate meaningful revenue from any products depends on our ability to out-license the drugs before or after we obtain FDA NDA approval. Even if our products are authorized and approved by the FDA, it should be noted that the products must still meet the challenges of successful marketing, distribution and consumer acceptance.

Our Drug Pipeline

Our clinical pipeline (shown below) summarizes each drug, organized by the therapeutic area (i.e., non-oncology and oncology) and stage of development (i.e., Preclinical to Phase 3).

We currently have five drugs: four in various stages of clinical development (PCS499, PCS12852, PCS3117, and PCS6422) and one in nonclinical development (PCS11T). We group our drugs into non-oncology (PCS499 and PCS12852) and oncology (PCS3117, PCS6422 and PCS11T). A summary of each of our five drugs is provided below:

	●	Our most advanced product candidate, PCS499, is an oral tablet that is a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). We completed a Phase 2A trial for PCS499 in patients with ulcerative and non-ulcerative necrobiosis lipoidica (NL) in late 2020, and in May 2021 we enrolled the first patient in our Phase 2B trial for the treatment of ulcerative NL. We expect to complete our interim analysis of the Phase 2B trial in the first half of 2022 (1H’22); complete the trial in the second half of 2022 (2H’22); and, depending on the results, begin a pivotal Phase 3 trial in 2023.

	●	PCS12852 is a highly specific and potent 5HT4 agonist which has already been evaluated in clinical studies in South Korea for gastric emptying and gastrointestinal motility. We are planning on submitting an IND application in the third quarter of 2021 (3Q’21) for the treatment of gastroparesis based on our pre-IND communications with the FDA. We anticipate beginning to enroll patients for a Phase 2A trial in the 1H’22, with expected completion in the first half of 2023 (1H’23).

	●	PCS3117, which we licensed in June 2021, is a cytosine analog, similar to gemcitabine (Gemzar®) but different enough in chemical structure that some patients are more likely to respond to PCS3117 than gemcitabine. We are developing potential biomarkers to predict which patients are more likely to respond to PCS3117 than gemcitabine and other chemotherapy agents to provide a more targeted, precision medicine approach to the treatment of pancreatic and/or non-small cell lung cancer. Over the next 6-12 months, we will be developing and refining these biomarker assays for use in our clinical trials, which should be completed in the 1H’22. We anticipate validating our approach and confirming our hypothesis in a planned Phase 2B study expected to start in the 2H’22 and, depending on the results, conducting a Phase 3 pivotal trial in 2023-2024.

	●	PCS6422 is an orally administered irreversible enzyme inhibitor administered in combination with capecitabine. On August 2, 2021, we enrolled the first patient in our Phase 1B dose-escalation maximum tolerated dose trial in patients with advanced refractory gastrointestinal (GI) tract tumors. We anticipate completing an interim cohort analysis in the fourth quarter of 2021 (4Q’21); determine the maximum tolerated dose (MTD) in the second half of 2022; and, depending on the results, begin a pivotal Phase 2B/3 trial in 2023-2024.

·	●	Our only non-clinical asset is PCS11T, an analog of SN38 (SN38 being the active metabolite of irinotecan) and a next generation irinotecan drug for multiple types of cancers. PCS11T is presently in the IND pre-clinical toxicology stage. We hope to submit an IND in the 2H’22 or 1H’23, followed by a Phase 1B maximum tolerated dose trial.

PCS499

PCS499, an oral tablet of a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®), is classified by FDA as a new molecular entity. PCS499 and its metabolites act on multiple pharmacological targets that are important in a variety of conditions. We have targeted Necrobiosis Lipoidica (NL) as our lead indication for PCS499. NL is a chronic, disfiguring condition affecting the skin and tissue under the skin typically on the lower extremities with no currently approved FDA treatments. NL presents more commonly in women than in men and occurs more often in people with diabetes. Ulceration occurs in approximately 30% of NL patients, which can lead to more severe complications, such as deep tissue infections and osteonecrosis threatening the life of the limb. Approximately 22,000 - 55,000 people in the United States and more than 120,000 people outside the United States are affected with ulcerated NL.

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

Two of the twelve patients in the study presented with ulcerated NL and had ulcers for more than two months prior to dosing. At baseline, the reference ulcer in one of the two patients measured 3.5 cm2 and had completely closed by Month 2 of treatment. The second patient had a baseline reference ulcer of 1.2 cm2 which completely closed by Month 9 during the patient’s treatment extension period. In addition, while in the trial, both patients also developed small ulcers at other sites, possibly related to contact trauma, and these ulcers resolved within one month. The other ten patients, presenting with mild to moderate NL and no ulceration, had more limited improvement of the NL lesions during treatment. Historically, 13 - 20% of all the patients with NL naturally progress to complete healing over many years after presenting with NL. Although the natural healing of the ulcerated NL patients has not been evaluated independently, medical experts who treat NL patients suggest that the natural progression of an open ulcerated wound to complete closure would be significantly less than 13% over 1-2 years and probably close to 0% in patients with the larger ulcers.

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

On May 19, 2021, we dosed our first patient in the randomized, placebo-controlled trial and are planning an interim analysis of the data from this trial in the first half of 2022. After obtaining the results from this Phase 2B study, we expect to have an end of Phase 2 meeting with the FDA to agree on the design of the Phase 3 study, to define a Special Protocol Assessment for the Phase 3 study and to agree on the next steps to obtain approval.

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

PCS3117

On June 16, 2021, we executed a License Agreement with Ocuphire Pharma, Inc. (“Ocuphire Agreement”) under which provided us with an exclusive worldwide license to research, develop and commercialize PCS3117 (formerly RX-3117) globally, excluding Republic of Singapore, China, Hong Kong, Macau and Taiwan.

PCS3117 is a novel, investigational, oral small molecule nucleoside compound. PCS3117 is an analog of the endogenous nucleoside, Cytidine, and an analog of the cancer drug gemcitabine. Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells. PCS3117 has received orphan drug designation from the Food and Drug Administration and the European Commission for the treatment of patients with pancreatic cancer.

Gemcitabine is presently used as first line therapy for metastatic pancreatic cancer and non-small cell lung cancer, as well as used as second line therapy for other types of cancer. The difference between PCS3117 and gemcitabine is how they are activated to cancer killing nucleotides. PCS3117 also has additional pharmacological pathways which will result in cancer cell apoptosis. Since 45% - 85% of pancreatic cancer and non-small cell lung cancer patients are inherently resistant or acquire resistance to gemcitabine, the differences between PCS3117 and gemcitabine could potentially provide a therapeutic alternative to patients who do not respond to or will not respond to gemcitabine.

Resistance to gemcitabine or PCS3117 are likely caused by:

●	an increase in the CDA enzyme which breaks down gemcitabine and PCS3117,
●	a deficiency in transportation of gemcitabine or PCS3117 across the cell membrane,
●	down regulation of the activation enzyme (dCK for gemcitabine, UCK2 for PCS3117),
●	a change in ribonucleotide reductase activity, and
●	non-genetic influences that alter gene expression

PCS3117 has shown broad spectrum anti-tumor activity against over 100 different human cancer cell lines and efficacy in 17 different mouse xenograft models. In preclinical trials, PCS3117 retained its anti-tumor activity in human cancer cell lines made resistant to the anti-tumor effects of gemcitabine. In August 2012, the completion of an exploratory Phase 1 clinical trial of PCS3117 in cancer patients to investigate the oral bioavailability, safety and tolerability of the compound was reported. In that study, oral administration of a 50 mg dose of PCS3117 indicated an oral bioavailability of 56% and a plasma half-life (T1/2) of 14 hours. In addition, PCS3117 appeared to be well tolerated in all subjects throughout the dose range tested.

Final results from a Phase 1B clinical trial of PCS3117 were presented in June 2016 showing evidence of single agent activity. Patients in the study had generally received four or more cancer therapies prior to enrollment. In this study, 12 patients experienced stable disease persisting for up to 276 days and three patients showed evidence of tumor burden reduction. A maximum tolerated dose of 700 mg was identified in the study. At the doses tested, PCS3117 appeared to be well tolerated with a predictable pharmacokinetic profile following oral administration.

In March 2016, a multi-center Phase 2A clinical trial of PCS3117 in patients with relapsed or refractory pancreatic cancer was initiated to further evaluate safety and efficacy. The study was designed as a two-stage study with 10 patients in stage 1 and an additional 40 patients in stage 2. According to pre-set criteria, if greater than 20% of the patients had an increase in progression free survival of more than four months, or an objective clinical response rate and reduction in tumor size, additional pancreatic cancer patients would be enrolled into stage 2. Secondary endpoints included time to disease progression, overall response rate and duration of response, as well as pharmacokinetic assessments and safety parameters. In January 2018, the final data from this trial showed evidence of tumor shrinkage in some patients with metastatic pancreatic cancer that was resistant to gemcitabine and who had failed on multiple prior treatments was presented. In this study, 31% of patients experienced progression free survival for two months or more and five patients, or 12%, had disease stabilization for greater than four months. Although the pre-set criteria of 20% of the patients having an increase in progression free survival for four months was not met, some of the gemcitabine refractory patients did respond to PCS3117. However, an evaluation of why patients were resistant to PCS3117 was not undertaken within the study.

In November 2017, a Phase 2A trial of PCS3117 in combination with ABRAXANE in patients newly diagnosed with metastatic pancreatic cancer was initiated. The multicenter, single-arm, open-label study is designed to evaluate PCS3117 in combination with ABRAXANE in first line metastatic pancreatic cancer patients. In February 2019, the target enrollment of 40 evaluable patients in this trial was reached. As of July 24, 2019, an overall response rate of 23% had been observed in 40 patients that had at least one scan on treatment. Preliminary and unaudited data indicated that the median progression free survival for patients in the study was approximately 5.4 months. The most commonly reported related adverse events were nausea, diarrhea, fatigue, alopecia, decreased appetite, rash, vomiting and anemia. Again, evaluation of the cause of treatment resistance to PCS3117 was not undertaken.

In order to identify patients who would more likely respond to PCS3117 than gemcitabine, we will be refining existing assays and developing new assays of biological molecules (i.e., biomarkers) over the next 6-12 months that could help to identify which patients with pancreatic cancer or non-small cell lung cancer are more likely to respond to or activate PCS3117 over gemcitabine.

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

Fluoropyrimidines (e.g., 5-FU) remain the cornerstone of treatment for many different types of cancers, either as monotherapy or in combination with other chemotherapy agents by an estimated two million patients annually. Xeloda®, the brand name of capecitabine, is an oral pro-drug of 5-FU and approved as first-line therapy for metastatic colorectal and breast cancer. However, its use is limited by adverse effects such as the development of HFS in up to 60% of patients.

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

Prior to Elion’s involvement, two multicenter Phase 3 studies were conducted in patients with colorectal cancer with PCS6422 administered in 10-fold excess to 5-FU and administered with the 5-FU. Unfortunately, we believe the dose of PCS6422 during these trials was not optimal and that PCS6422 was not administered early enough to irreversibly affect the DPD enzyme, thus the regimen tended to produce less antitumor benefit than the control arm with the standard regimen of 5-FU/leucovorin (LV) without PCS6422. Later preclinical work suggested that when PCS6422 was present at the same time as and in excess to 5-FU, it diminished the antitumor activity of 5-FU, which we believe supports the proposed dosing PCS6422 several hours before 5-FU to allow PCS6422 to be cleared before the administration of 5-FU.

Elion met with the FDA in 2019 and agreed upon the clinical development program required for the combination of PCS6422 and capecitabine as first-line therapy for metastatic colorectal cancer when treatment with fluoropyrimidine therapy alone is preferred. On May 17, 2020, an IND for the Phase 1B study was granted safe to proceed by the FDA. This Phase 1B study will evaluate: i) the safety and tolerability of escalating doses of capecitabine with a fixed dose of PCS6422 in advanced GI tumor patients; ii) the pharmacokinetics of PCS6422, capecitabine, 5-FU and selected metabolites; iii) the activity of DPD over time after PCS6422 administration; and iv) the maximum tolerated dose in up to 30 patients over multiple cycles. We have selected several clinical trial sites in the United States for the study, which began patient recruitment in the first half of 2021. On August 2, 2021, we enrolled the first patient in the study.

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

Impact of COVID-19

The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as ours, including possible delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work. Such delays could materially impact our business in future periods. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic and its resulting variants could result in further disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industries and economies as a whole. Whether this support continues is uncertain. Accordingly, the extent to which the COVID-19 global pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its resulting variants, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. For more information on the risks associated with COVID-19, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

The following table summarizes our net loss during the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Operating Expenses
Research and development expenses	$1,614,954	$427,109	$1,187,845	$3,086,401	$928,855	$2,157,546
Acquisition of in-process research and development	515,630	-	515,630	515,630	-	515,630
General and administrative expenses	1,329,213	374,878	954,335	2,051,073	859,255	1,191,818

Operating Loss	(3,459,797)	(801,987)		(5,653,104)	(1,788,110)
Other Income (Expense)
Forgiveness of PPP loan and related accrued interest	163,771	-	163,771	163,771	-	163,771
Interest expense	-	(19,280)	19,280	(362)	(36,450)	36,088
Interest income	1,814	18	1,796	6,755	846	5,909
Net Operating Loss Before Income Tax Benefit	(3,294,212)	(821,249)		(5,482,940)	(1,823,714)
Income Tax Benefit	137,169	87,835	49,334	226,417	215,964	10,453
Net Loss	$(3,157,043)	$(733,414)		$(5,256,523)	$(1,607,750)

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

During the three months ended June 30, 2021 and 2020, we incurred total research and development expenses of $1,614,954 and $427,109, respectively. Research and development expenses were $3,086,401 and $928,855 for the six months ended June 30, 2021 and 2020, respectively. Costs for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Amortization of intangible assets	$198,832	$198,832	$397,664	$397,664
Research and development salaries and benefits	453,721	114,579	702,390	254,851
Preclinical, clinical trial and other costs	962,401	113,698	1,986,347	276,340
Total	$1,614,954	$427,109	$3,086,401	$928,855

Overall, during the three months ended June 30, 2021, our research and development expenses increased by $1,187,845 when compared to the same period in 2020. The increase was primarily due to an increase in preclinical, clinical trial and other costs of $848,703, which was attributable to expenses we incurred as we commenced our Phase 2B clinical trial for PCS499, Phase 1B clinical trial for PCS6422 and for pre-IND costs for PCS12852. Expenses include costs we paid contract research organizations, for regulatory filing and maintenance fees, drug product testing and stability, consulting, and other clinical fees. During the same period in 2020, we were completing the patient portion of our Phase 2A clinical trial for PCS499 and incurring regulatory filing and consulting fees as we prepared for our meeting with the FDA. Additionally, during the six months ended June 30, 2021, we experienced increases in payroll and related costs of $339,142 from raised employee salary rates, hiring additional personnel and stock-based compensation, when compared to the same period in 2020.

During the six months ended June 30, 2021, our research and development costs increased by $2,157,546 when compared to the same period in 2020. The increase was primarily due to a $1,710,007 increase in expenses related to the clinical and pre-clinical trial costs mentioned above. Payroll and related costs increased by $447,539 during the six months ended June 30, 2021 when compared to the same period in 2020.

We anticipate our research and development costs to increase significantly in the future as we: (i) start clinical trials for PCS499 and PCS6422, as well as PCS12852 after it has been declared safe to proceed by FDA (expected later this year), including the cost of having drug product manufactured; (ii) complete a biomarker assay for PCS3117; and (iii) obtain IND enabling data for PCS11T.

The funding necessary to bring a drug candidate to market is subject to numerous uncertainties. Once a drug candidate is identified, the further development of that drug candidate may be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand. For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Some programs may be terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. As noted above, we anticipate our research and development costs to increase in the future as we conduct the Phase 2B trial to evaluate the ability of PCS499 to completely close ulcers in patients with NL and begin a Phase 1B clinical trial for PCS6422. On May 19, 2019, we dosed the first patient in our PCS499 randomized, placebo-controlled trial and on August 2, 2021, we dosed the first patient in our PCS6422 trial.

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

Acquisition of In-Process Research and Development.

In connection with the Ocuphire Agreement, we recorded $515,630 of acquired in-process research and development expense during the three and six months ended June 30, 2021. This includes the 44,689 shares (with a fair value of $300,000) of our common stock we issued to Ocuphire, a cash payment of $200,000 and $15,630 in expenses we agreed to pay on behalf of Ocuphire. We believe the in-process research and development asset acquired has no alternative future use. We did not acquire any in-process research and development assets during the same periods in 2020.

General and Administrative Expenses.

Our general and administrative expenses for the three months ended June 30, 2021 increased by $954,335 to $1,329,213 when compared to $374,878 for the same period in 2020. The majority of the increase was due to an increase of $422,132 for professional fees and an increase in payroll and related costs of $522,584 (which includes a $455,126 increase in employee stock-based compensation). We also experienced an increase in our insurance, office and other miscellaneous expenses totaling $79,105. These increases were offset by reductions in other office, travel, tax and depreciation expenses totaling $64,582. Reimbursements from CorLyst totaled $30,798 for rent and other costs during the three months ended June 30, 2021 were approximately $4,900 more than reimbursements received for the same period in 2020.

For the six months ended June 30, 2021, general and administrative expenses increased by $1,191,818 to $2,051,073 when compared to $859,255 for the same period in 2020. The increase was attributable to a $619,768 increase in professional fees, a $669,081 increase in payroll and related costs (which includes a $529,971 increase in stock-based compensation), as well as a $103,235 increase in insurance, office expense and other miscellaneous expenses. These increases were offset by reductions in travel, depreciation and equipment expenses, as well as a decrease in our Delaware franchise taxes totaling $189,359. Reimbursements from CorLyst totaled $61,549 during the six months ended June 30, 2021 were approximately $10,900 more than reimbursements received for the same period in 2020.

We expect the general and administrative expenses to continue to increase as we add staff to support our growing research and development activities and the administration required to operate as a public company.

Other Income and (Expense)

Net other income and (expense) was $165,585 and ($19,262) for the three months ended June 30, 2021 and 2020, respectively, and $170,164 and ($35,604) for the six months ended June 30, 2021 and 2020, respectively. During the three and six months ended June 30, 2021, we recognized $163,771 as other income for the principal amount and related accrued interest related to the forgiveness of our PPP loan. Interest income represents interest earned on money market funds. Interest expense in 2021 was related to our Paycheck Protection Program loan while interest expense in 2020 was related to our $805,000 8% Senior Notes sold in 2019 and 2020 borrowings on a related party LOC. Included in interest expense is the amortization of debt issuance costs totaling $2,140 for the six months ended June 30, 2020.

Income Tax Benefit.

An income tax benefit of $137,169 and $87,835 was recognized for the three months ended June 30, 2021 and 2020, respectively, and $226,417 and $215,964 for the six months ended June 30, 2021 and 2020, respectively, as a result of our recording and amortizing the deferred tax liability created in connection with our acquisition of CoNCERT’s license and “Know-How” in exchange for Processa stock that had been issued in the Internal Revenue Code Section 351 transaction on March 19, 2018. The Section 351 transaction treated the acquisition of the Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability will be reduced for the effect of the non-deductibility of the amortization of the intangible asset and may be offset by the deferred tax assets resulting from net operating tax losses. This offset results in the recognition of a deferred tax benefit shown in the consolidated statements of operations.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the six months ended June 30, 2021 and 2020:

	Six months ended
	June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(4,437,494)	$(897,029)
Financing activities	9,852,465	658,147
Net increase (decrease) in cash	$5,414,971	$(238,882)

Net cash used in operating activities

We used net cash in our operating activities of $4,437,494 and $897,029 during the six months ended June 30, 2021 and 2020, respectively. The increase in cash used in operating activities during the first six months of 2021 compared to the comparable period in 2020 was primarily related to costs we incurred related to commencing our Phase 2B clinical study for PCS499, Phase 1B clinical study for PCS6422, pre-clinical costs for PCS12852, as well as increased professional fees and salaries. Our prepaid expenses increased by $1,086,464 during the six months ended June 30, 2021, primarily due to deposits paid to our CROs for clinical trial related costs. Of this amount, $209,565 represents amounts paid using shares of our common stock and warrants. Our net loss for the six months ended June 30, 2021 of $5,256,523 was $3,648,773 greater than the comparable period in 2020.

As we start the patient enrollment phase of our clinical trials for PCS499 and PCS6422, prepare to submit an IND for PCS12852, and continue to evaluate and develop the other drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. We expect these amounts to increase in the future.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2021 of $9,852,465 was received in the private placement transaction completed on February 24, 2021, net of cash transaction costs of $363,223 and $23,085 in expenses incurred related to a future anticipated offering. Net cash provided by financing activities during the six months ended June 30, 2020 of $658,147 was from borrowings totaling $500,000 under a convertible related party LOC agreement and $162,459 we received from the Bank of America pursuant to a promissory note under the Paycheck Protection Program, less transaction costs of $4,312 related to our 2020 underwritten public offering.

Liquidity

On February 24, 2021, we closed a private placement for the sale of 1,321,132 shares of our common stock at a purchase price of $7.75 per share to accredited and institutional investors for gross proceeds of $10.2 million. Net proceeds from the offering were $9.9 million. We also completed an underwritten public offering in late 2020 where we raised net proceeds from the offering of approximately $17.1 million. As a result of these offerings, at June 30, 2021 we had $20,831,195 in cash.

We have incurred losses and net cash used in our operating activities during the six months ended June 30, 2021, which we expect to continue for the foreseeable future. We do not currently or have since our inception had any sales. We have incurred losses since our inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $30.7 million at June 30, 2021. During the six months ended June 30, 2021, we generated a net loss of approximately $5.3 million. However, we believe our cash balance at June 30, 2021 is adequate to fund our budgeted operations well into 2023. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when necessary.

Our estimate of future cash needs is based on assumptions that may prove to be wrong, and we could utilize our available cash sooner than we currently expect. Our ultimate success depends on the outcome of our planned clinical trials and our research and development activities, as disclosed above. We expect to incur additional losses in the future, and we anticipate the need to raise additional capital to fully implement our business plan if the cost of our planned clinical trials are greater than we expect, or they take longer than anticipated. We also expect to incur increased general and administrative expenses in the future due in part to planned increased research and development activities as we conduct a Phase 2B trial for PCS499, a Phase 1B trial for PCS6422, and a Phase 2A clinical trial for PCS12852. We also plan to complete a biomarker assay for PCS3117 and obtain IND enabling data for PCS11T. In addition, there may be costs we incur as we develop these drug products that we do not currently anticipate requiring us to need additional capital sooner than currently expected.

Our future capital requirements will depend on many factors, including:

●	the cost of clinical trials for PCS499, PCS6422 and PCS12852, and the cost of third-party manufacturing;

●	the cost of completing the biomarker assay and clinical trials for PCS3117;

●	the delays in patient enrollment due to the COVID-19 pandemic;

●	the initiation, progress, timing, costs and results of drug discovery, pre-clinical studies, and clinical trials of PCS11T and any other future product candidates;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing, and costs of seeking regulatory approvals;

●	the costs associated with hiring additional personnel and consultants as our pre-clinical and clinical activities increase;

●	the emergence of competing therapies and other adverse market developments;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	the extent to which we in-license or acquire other products and technologies; and

●	the costs of operating as a public company.

Until such time as we can generate substantial product revenues to support our capital requirements, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. We also have an effective S-3 shelf registration statement on file with the SEC, which provides us flexibility and optionality to raise capital; however, there can be no assurance that capital will be available to us on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Contractual Obligations and Commitments

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off Balance Sheet Arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements.

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

In our 2020 Annual Report on Form 10-K, we identified the following material weaknesses in our internal control over financial reporting, which are common in many small companies with limited staff including: (i) certain entity level controls; (ii) inadequate segregation of duties throughout the entire year; and (iii) insufficient documentation of certain policies and procedures for transaction processing, accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines, their related controls and the operation thereof. These material weaknesses continue to be present at June 30, 2021.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, we implemented changes to our cash disbursements in order to strengthen our internal controls. Changes include a central accounts payable email address for invoice intake and processing, and an electronic invoice approval process. We also added additional approval requirements for wire transfers over certain amounts. We believe these additions have materially improved our internal control over financial reporting. We are continuing to take remediation actions to rectify our control deficiencies (including material weaknesses) through the adoption and implementation of written policies and procedures for transaction processing, accounting and financial reporting, as well as strengthening our supervisory review processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sale of Unregistered Securities

On June 16, 2021, we issued 44,689 shares of common stock to Ocuphire Pharma, Inc. in connection with a license agreement. The sale of shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act. See Note 2 for additional information about the license agreement with Ocuphire.

There were no other sales of unregistered securities during the three months ended June 30, 2021.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the six months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1	License Agreement with Ocuphire Pharma, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 17, 2021)
31.1*	Rule 153-14(a) Certification by Principal Executive Officer
31.2*	Rule 153-14(a) Certification by Principal Financial Officer
32.1*++	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	XBRL Files

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
Chief Executive Officer (Principal Executive Officer) Dated: August 12, 2021

By:	/s/ James Stanker
James Stanker Chief Financial Officer (Principal Financial and Accounting Officer) Dated: August 12, 2021

