Form 10-K
period 2021-12-31
Processa Pharmaceuticals, Inc.
filed 2022-03-30
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

or

☐ Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its managements’ assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2021, the last business day of the most recently completed second quarter, based upon the closing price of Common Stock on such date as reported on Nasdaq Capital Market, was approximately $95.4 million.

The number of outstanding shares of the registrant’s common stock as of March 24, 2022 was 15,843,621.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended December 31, 2021 are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

“FPI” means First Patient In (enrolled into the clinical trial).

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

“NL” means Necrobiosis Lipoidica, a rare chronic and granulomatous disorder.

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

In this Form 10-K, “we,” “us”, “our”, “Processa” and “the Company” refer to Processa Pharmaceuticals, Inc. and its subsidiary.

Part I

Item 1. Business

Overview

Our mission is to develop drug products that improve the survival and/or quality of life for patients with high unmet medical need conditions for which few or no treatment options currently exist. We are a clinical-stage development company, not a discovery company, that seeks to identify and develop drugs for patients who need better treatment options. In order to increase the probability of development success, our pipeline only includes drugs which have previously demonstrated some efficacy in the targeted population or a drug with very similar pharmacological properties that has been shown to be effective in the population.

Our screening criteria for identifying and selecting new candidates include:

●	addressing an unmet or underserved clinical need,
●	having demonstrated evidence of efficacy in humans, and
●	leveraging our regulatory science approach to improve the probability for approval.

In many instances, these clinical candidates have significant pre-clinical and clinical data that we may leverage to high value inflection points while de-risking the programs and adding in optionality to potential future indications. Our regulatory science approach developed by our team over decades of work with regulatory authorities attempts to balance the “benefit/risk” equation to identify a regulatory path with higher clinical benefit and/or lower clinical risk with shorter timelines to deliver better treatment options to patients, physicians and caregivers.

Our pipeline includes drugs that (i) already have clinical proof-of-concept data demonstrating the desired pharmacological activity in humans or, minimally, clinical evidence in the form of case studies or clinical experience demonstrating the drug or a similar drug pharmacologically can successfully treat patients with the targeted indication; (ii) target indications for which a single positive pivotal study demonstrating efficacy might provide enough evidence that the clinical benefits of the drug and its approval outweighs the risks associated with the drug or the present standard of care (e.g., some orphan indications, many serious life-threatening conditions, some serious quality of life conditions); and/or (iii) target indications where the prevalence of the condition and the likelihood of patients enrolling in a study meet the desired timeframe to demonstrate that the drug can, at some level, treat or potentially treat patients with the condition.

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

Our Strategy

Our strategy is to obtain and develop drugs that will not only treat patients with unmet medical need conditions but, with our regulatory science approach, also have the potential to be more efficiently developed with a greater probability of development success than what typically occurs in the biotech-pharma industry and a better return on investment given lower development costs, more efficient development and high commercial value. Given the prior successes of our regulatory science approach, we have selected drugs for our portfolio which may have greater chance for approval in a population of patients who desperately need better treatment options. We have applied rigorous standards to identify drugs for our portfolio, namely:

●	The drug must represent a treatment option to patients with a high unmet medical need condition by improving survival and/or quality of life for these patients;

●	The drug or its metabolite or a drug with similar pharmacological properties must have demonstrated some evidence of efficacy in the target population, and;

●	The drug presents opportunities to be developed such that within 2-4 years, critical value-added clinical milestones can be achieved while advancing the drug closer to commercialization and adding to the potential for a high return on investment.

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

Our Drug Pipeline

We currently have five drugs: four in various stages of clinical development (PCS499, PCS12852, PCS3117 and PCS6422) and one in nonclinical development (PCS11T). We group our drugs into non-oncology (PCS499 and PCS12852) and oncology (PCS3117, PCS6422 and PCS11T). A summary of each drug is provided below:

* Cleared by FDA for Clinical Trial

PCS499

PCS499, an oral tablet of a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®), is classified by FDA as a new molecular entity. PCS499 and its metabolites act on multiple pharmacological targets that are important in a variety of conditions. We have targeted ulcerative Necrobiosis Lipoidica (uNL) as our lead indication for PCS499. NL is a chronic, disfiguring condition affecting the skin and tissue under the skin typically on the lower extremities with no currently approved FDA treatments. NL presents more commonly in women than in men and occurs more often in people with diabetes. Ulceration has been reported to occur in up to 30% of NL patients, which can lead to more severe complications, such as deep tissue infections and osteonecrosis threatening the life of the limb. Approximately 65,000 people in the United States and more than 120,000 people outside the United States are affected with uNL.

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

The primary objective of the Phase 2A trial was to evaluate the safety and tolerability of PCS499 in patients with NL (ulcerated and non-ulcerated patients) and to use the safety and efficacy data to design future clinical trials. Based on toxicology studies and healthy human volunteer studies, we and the FDA agreed that a PCS499 dose of 1.8 grams/day would be the highest dose administered to NL patients in this Phase 2A trial. As anticipated, the PCS499 dose of 1.8 grams/day, 50% greater than the maximum tolerated dose of PTX, appeared to be well tolerated with no serious adverse events (SAEs) reported. All adverse events (AEs) reported in the study were mild in severity. As expected, gastrointestinal symptoms were the most frequent AEs and reported in four patients, all of which resolved within 1-2 weeks of starting dosing.

Two of the twelve patients in the study presented with uNL and had ulcers for more than two months prior to dosing. At baseline, the reference ulcer in one of the two patients measured 3.5 cm2 and had completely closed by Month 2 of treatment. The second patient had a baseline reference ulcer of 1.2 cm2 which completely closed by Month 9 during the patient’s treatment extension period. In addition, while in the trial, both patients also developed small ulcers at other sites, possibly related to contact trauma, and these ulcers resolved within one month. The other ten patients, presenting with mild to moderate NL and did not have ulceration, had more limited improvement of the NL lesions during treatment. Historically, 13 - 20% of all the patients with NL naturally progress to complete healing over many years after presenting with NL. Although the natural healing of the uNL patients has not been evaluated independently, medical experts who treat NL patients suggest that the natural progression of an open ulcerated wound to complete closure may be significantly less than 13% over 1-2 years and probably close to 0% in patients with the larger ulcers.

On March 25, 2020, we met with the FDA and discussed the clinical program, as well as the nonclinical and clinical pharmacology plans to ultimately support the submission of the PCS499 New Drug Application (NDA) in the U.S. for the treatment of ulcers in NL patients. With input from the FDA, we designed the next trial as a randomized, placebo-controlled Phase 2B study to evaluate the ability of PCS499 to completely close ulcers in patients with NL and better understand the potential response of NL patients on drug and on placebo. We currently have selected six clinical trial sites in the United States and are evaluating additional sites to add to our study. We had four sites in Europe, but these sites were unable to recruit patients timely, largely due to COVID-19, so we decided to close them and concentrate our efforts on recruiting patients within the United States.

We began recruiting for the clinical trial in the first half of 2021. On May 19, 2021, we dosed our first patient in the randomized, placebo-controlled trial and are planning to complete an interim analysis of the data from this trial by the end of 2022. After obtaining the results from this Phase 2B study, we expect to have an end of Phase 2 meeting with the FDA to agree on the design of the Phase 3 study, with the intent to define a Special Protocol Assessment for the Phase 3 study and to agree on the next steps to obtain approval.

PCS12852

On August 19, 2020, we in-licensed PCS12852 (formerly known as YH12852) from Yuhan Corporation (“Yuhan”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS12852 globally, excluding South Korea.

PCS12852 is a novel, potent and highly selective 5-hydroxytryptamine 4 (5-HT4) receptor agonist. Other 5-HT receptor agonists with less 5-HT4 selectivity have been shown to successfully treat gastrointestinal (GI) motility disorders such as gastroparesis, chronic constipation, constipation-predominant irritable bowel syndrome and functional dyspepsia. Less selective 5-HT4 agonists, such as cisapride, have been either removed from the market or not approved because of the cardiovascular side effects associated with the drugs binding to other receptors, especially receptors other than 5-HT4.

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

We received guidance from the FDA in the first half of 2021 and in October 2021 we received notice of safe to proceed for PCS12852 evaluation in a Phase 2A randomized, placebo-controlled study in patients with gastroparesis. We anticipate beginning to enroll patients in the first half of 2022, with expected completion in the first half of 2023. The purpose of the Phase 2A trial is to evaluate the safety, efficacy and pharmacokinetics of two different dosing regimens for PCS12852. Data obtained from this study will be used to better design a future Phase 2/3 efficacy study. Since patients with gastroparesis have an abnormal pattern of upper GI motility in the absence of mechanical obstruction, the Phase 2A study was designed to evaluate the change in gastric emptying in patients with gastroparesis from two different dosing regimens of PCS12852 compared to placebo. The only FDA-approved drug to treat gastroparesis is metoclopramide, a dopamine D2 receptor antagonist that has documented serious side effects which limit dosing to no more than 12 weeks. Other 5-HT4 drugs have been used clinically but the side effects, caused mainly by binding to other receptors, has resulted in these drugs not being a viable option to treat patients with gastroparesis. It should be noted that PCS12852 is a highly specific 5-HT4 agonist that has been shown in nonclinical studies to have a cardiovascular side effect only at concentrations greater than 1,000 times the maximum concentration seen in humans.

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

In order to identify patients who would more likely respond to PCS3117 than gemcitabine, we will be refining existing assays and developing new assays of biological molecules (i.e., biomarkers) over the next 6-12 months that could help to identify which patients are more likely to respond to or activate PCS3117 over gemcitabine.

PCS6422

On August 23, 2020, we in-licensed PCS6422 from Elion Oncology, Inc. (“Elion”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally.

PCS6422 is an oral, potent, selective and irreversible inhibitor of dihydropyrimidine dehydrogenase (DPD), the enzyme that rapidly metabolizes a common chemotherapy drug known as 5-FU, into inactive metabolites, such as α-fluoro-β-alanine (F-Bal). F-Bal is a metabolite that has no anti-cancer activity but causes unwanted side effects, which notably leads to dose interruptions and significantly affect a patient’s quality of life. F-Bal is thought to cause the neurotoxicity and Hand–Foot Syndrome (HFS) associated with 5-FU, and greater formation of F-Bal appears to be associated with a decrease in the antitumor activity of 5-FU. HFS can affect activities of daily living, quality of life, and requires dose interruptions/adjustments and even therapy discontinuation resulting in suboptimal tumor effects. We believe that the inhibition of DPD by PCS6422 will significantly reduce 5-FU side effects related to a decrease in F-Bal, although the timeframe and magnitude for DPD inhibition has been shown to vary, ranging from 2-14 days depending on the de novo formation of DPD within a patient and the dosage regimen of PCS6422. With the inhibition of DPD, the level of the 5-FU anti-cancer metabolites could also be potentially higher within cancer and normal cells leading to an improved efficacy profile and/or increased side effects associated with these antimetabolites such as neutropenia. By combining capecitabine (oral pro-drug form of 5-FU) with PCS6422, the change in 5-FU metabolism should result in an increase in the systemic exposure of 5-FU based on the 5-FU Area Under the Plasma Concentration Curve (AUC) per mg of capecitabine dosed. This results in needing less capecitabine to kill cancer cells and treat each patient, making the combination of PCS6422 and capecitabine (the “Next Generation Capecitabine”) more potent than current FDA approved capecitabine.

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

Elion met with the FDA in 2019 and agreed upon the clinical development program required for the combination of PCS6422 and capecitabine as first-line therapy for metastatic colorectal cancer when treatment with fluoropyrimidine therapy alone is preferred. On May 17, 2020, an IND for the Phase 1B study was granted safe to proceed by the FDA. This Phase 1B study was designed to evaluate: i) the safety and tolerability of PCS6422 and several doses of capecitabine in advanced GI tumor patients; ii) the pharmacokinetics of PCS6422, capecitabine, 5-FU and selected metabolites; iii) the activity of DPD over time after PCS6422 administration; and iv) the maximum tolerated dose in up to 30 patients over multiple cycles. The study began patient recruitment in the second half of 2021. On August 2, 2021, we enrolled the first patient in the study.

The interim analysis of Cohorts 1 and 2 was recently conducted. DLTs, drug related adverse events of greater than 1 and hand-foot syndrome were not observed in these patients. Also, this Next Generation Capecitabine effectively inhibited DPD enzyme activity 24-48 hours after PCS6422 administration with <10% of 5-FU metabolized to F-Bal as compared to ~80% with the FDA approved capecitabine. Additionally, 5-FU potency based on the 5-FU AUC systemic exposure per mg of capecitabine dosed was 50 times greater with Next Generation Capecitabine. The interim analysis showed, however, that the improved metabolic profile and increased potency was not sustained at Day 7 after PCS6422 single dose administration. In February 2022, we submitted a modified Phase 1B trial protocol to the FDA to not only determine the MTD of capecitabine but also to further evaluate the timeline of DPD inhibition and de novo formation as a function of PCS6422 dosing.

We anticipate that this additional data will allow us to select PCS6422 dosage regimens that will maintain DPD inhibition throughout capecitabine dosing for each patient treated with this Next Generation Capecitabine. After interacting with the FDA and making protocol modifications, we expect to restart the Phase 1B study in the second quarter of 2022 while defining the Next Generation Capecitabine regimens by the end of 2022. Although we are making modifications to the existing Phase 1B protocol, we expect that our overall timeline has not changed with a Phase 2B or 3 trial starting in 2023-2024 and NDA submission in 2027-2028.

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

We are currently planning to manufacture the product at a GMP facility, conduct the required toxicological studies required to file the IND in 2023 and initiate the Phase 1B study in oncology patients with solid tumors.

Manufacturing and Clinical Supplies

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on multiple third party contract manufacturing organizations (CMOs), for the supply of cGMP-grade clinical trial materials and commercial quantities of our product candidates and products, if approved. We require all of our CMOs to conduct manufacturing activities in compliance with cGMP. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs.

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

For PCS12852, the competitive factors will include establishing marketing penetration against the metoclopramide products (the only approved drug to treat gastroparesis) and other 5-HT4 receptor agonists used off label. The market penetration will depend on the potential for an improved safety profile due to the very selective 5-HT4 receptor binding by PCS12852 and similar or greater efficacy in the treatment of gastroparesis.

For PCS3117, the competitive factors will include establishing market penetration against other cytidine analogues, such as gemcitabine which is currently used as first or second line chemotherapy either alone or in combination with other chemotherapy agents. The market penetration will depend on the potential for an improved efficacy profile in patients who have developed tolerance to other agents.

For PCS6422, the competitive factors will be related to the efficacy and safety of the product when used in combination with existing cytotoxic drugs such as capecitabine and fluoropyrimidines compared to the efficacy and safety when these cytotoxic agents are administered without PCS6422 or with reversible enzyme inhibitors. The market penetration will depend on how much improvement will occur in the efficacy and/or safety profiles when administered in combination with PCS6422. Currently, there are no other reversible or irreversible enzyme inhibitor products approved in the US and no irreversible enzyme inhibitors approved ex-US, which may make PCS6422 the first DPD irreversible inhibitor available.

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

Our current patent portfolio consists of the number of patents related to our drug candidates licensed from each third-party licensor. In addition to the international patents and/or international and U.S. patent applications licensed from our third-party licensors, we have licensed at least the following number of U.S. patents:

	CoNCERT	Yuhan	Aposense	Elion	Ocuphire	Total
U.S. patents	9	4	3	3	6	25

We have filed a provisional patent for PCS6422 and are evaluating another patent for PCS499.

Besides relying on patents, we may also rely on trade secrets, proprietary know-how and continuing innovation to develop and maintain our competitive position, especially when we do not believe that patent protection is appropriate or can be obtained. In addition, we continuously evaluate opportunities to obtain exclusivity through our regulatory filings with the FDA. We seek protection of these trade secrets, proprietary know-how and any continuing innovation, in part, through confidentiality and proprietary information agreements. However, these agreements may not provide meaningful protection for, or adequate remedies to protect, our technology in the event of unauthorized use or disclosure of information. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

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

The term of the CoNCERT License Agreement continues in full force and effect until the expiration of the last royalty term. On a country-by-country and product-by-product basis, upon the expiration of the royalty term in such country with respect to such product, we shall have a fully paid-up, perpetual, irrevocable license to such intellectual property with respect to such product in such country. In the event of a material breach of the CoNCERT Agreement, either party may terminate the agreement provided such breach is not cured in the 90 days following written notice of the breach (which is shortened to 15 days for a payment breach). In addition, either party may terminate the agreement upon an assignment for the benefit of creditors or the filing of an insolvency proceeding by or against the other party that is not dismissed within 90 days of such filing.

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

License Agreement with Ocuphire Pharma, Inc.

On June 16, 2021, we executed a License Agreement with Ocuphire Pharma, Inc. (“Ocuphire Agreement”) under which provided us with a license to research, develop and commercialize PCS3117 globally, excluding the Republic of Singapore, China, Hong Kong, Macau and Taiwan.

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

We are required to use commercially reasonable efforts, at our sole cost and expense to oversee such commercialization efforts, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of: (i) first patient administered drug in a Clinical Trial of a Product prior to June 16, 2024; and (ii) first patient administered drug in a Pivotal Clinical Trial of a Product or first patient administered drug in a Clinical Trial for a Second Indication of a Product prior to June 16, 2026. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 120-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

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

As part of the Elion License Agreement, we have agreed to issue to Elion 100,000 shares of our common stock on each of the first and second anniversary dates of the Elion License Agreement. We issued 100,000 shares on the first anniversary and believe the payment on the second anniversary is probable and represent seller financing since the only condition related to their payment is the passage of time, which management does not believe is substantive. We valued the shares at $4.00 per share based on the underwritten public offering price on October 6, 2020, which is the date the conditions precedent in the license agreement were met.

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

License Agreement with Aposense, Ltd.

On May 24, 2020, we entered into a condition precedent License Agreement with Aposense, Ltd. (“Aposense License Agreement”), pursuant to which we were granted Aposense’s patent rights and Know-How to develop and commercialize their next generation irinotecan cancer drug, PCS11T (formerly known as ATT-11T). The Aposense License Agreement provides us with an exclusive worldwide license (excluding China) to research, develop and commercialize products comprising or containing PCS11T. The grant of license was conditioned on the following being satisfied within nine months of May 24, 2020: (i) our closing of an equity financing and successful up-listing to Nasdaq and (ii) Aposense obtaining the approval of the Israel Innovation Authority for the consummation of the transactions contemplated by the Aposense License Agreement.

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

Pre-clinical studies

Before testing any biological product candidate in humans, including our product candidates, the product candidate must undergo rigorous pre-clinical testing. The pre-clinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, to assess the potential for adverse events and, in some cases, to establish a rationale for therapeutic use. The conduct of pre-clinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND.

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

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Employees

As of March 24, 2022, we had 15 full and part time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union and we believe our relationships with our employees are good.

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

We make available free of charge on or through our Internet website (http://www.processapharmaceuticals.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC also maintains a website which provides online access to reports and other information regarding registrants that file electronically with the SEC at: www.sec.gov.

The information contained on our website and social media channels is not included as a part of, or incorporated by reference into, this report.

Information about our Executive Officers

Our executive officers as of March 24, 2022 are as follows:

Name	Age	Position
Executive Officers:
David Young, Pharm.D, Ph.D.	69	Chairman of the Board of Directors and Chief Executive Officer
Sian Bigora, Pharm.D.	61	Chief Development Officer
Michael Floyd	66	Chief Operations Officer
Wendy Guy	57	Chief Administrative Officer
Patrick Lin	56	Chief Business and Strategy Officer
James Stanker	64	Chief Financial Officer

David Young, Pharm.D., Ph.D. - Dr. Young has served as our Chairman and Chief Executive Officer since October 4, 2017 and has over 30 years of pharmaceutical research, drug development and corporate experience. He served as our interim CFO from October 4, 2017 to September 1, 2018. From 2006 to 2009, prior to joining the Questcor executive management team, Dr. Young served as an independent Director on the Questcor Board of Directors. As an independent director, Dr. Young, representing Questcor, worked with the FDA in developing a process to obtain approval for Acthar (the only commercial product owned by Questcor) in Infantile Spasms (IS), a deadly and debilitating very rare orphan indication. In 2009, Dr. Young joined the Questcor executive management team as Chief Scientific Officer (CSO) in order to obtain IS FDA approval and market exclusivity by completing the New Drug Application (NDA) process, working with FDA on modernizing the label, and leading all aspects of approval including the Advisory Committee Meeting that voted to approve the NDA for IS. During the eight years that Dr. Young was involved with Questcor as an independent director and as its CSO, Questcor transitioned to an orphan drug specialty pharmaceutical company, moving from an outdated Acthar label and near bankruptcy in 2007 to a modernized Acthar label that helped it to achieve sales greater than $750 million per year and the ultimate sale of the company for approximately $5.6 billion in 2014. While serving on Questcor’s Board of Directors, Dr. Young was Executive Director & President, U.S. Operations of AGI Therapeutics plc. Dr. Young has also served as the Executive Vice President of the Strategic Drug Development Division of ICON plc, an international CRO, and was the Founder and CEO of GloboMax LLC, a CRO specializing in FDA drug development, purchased by ICON plc in 2003. Prior to forming GloboMax, Dr. Young was a Tenured Associate Professor at the School of Pharmacy, University of Maryland at Baltimore (UMAB), where he led a group of 30 faculty, scientists, postdocs, graduate students and technicians in evaluating the biological properties of drugs and drug delivery systems in animals and humans.

Dr. Young is an expert in small molecule and protein non-clinical and clinical drug development. He has served on FDA Advisory Committees, was Co-Principal Investigator on an FDA-funded Clinical Pharmacology contract, was responsible for the analytical and pharmacokinetic evaluation of all oral products manufactured in the UMAB-FDA contract which led to the Scale-up and Post-Approval Changes (SUPAC) and in-vitro in-vivo correlation (IVIVC) FDA Guidance, taught FDA reviewers as part of the UMAB-FDA contract for five years, has served on National Institutes of Health (NIH) grant review committees, and was Co-Principal Investigator on a National Cancer Institute contract to evaluate new oncology drugs. Dr. Young has met with the FDA over 100 times on more than 50 drug products and has been a key team member on more than 30 NDA/supplemental NDA approvals. Dr. Young has more than 150 presentations-authored publications-book chapters, including formal presentations to the FDA, FDA Advisory Committees, and numerous invited presentations at both scientific and investment meetings. Dr. Young received his B.S. in Physiology from the University of California at Berkeley, his M.S. in Medical Physics from the University of Wisconsin at Madison, and his Pharm.D. - Ph.D. with emphasis in Pharmacokinetics and Pharmaceutical Sciences from the University of Southern California.

Sian Bigora, Pharm.D. - Dr. Bigora has served as our Chief Development Officer since October 4, 2017 and has over 20 years of pharmaceutical research, regulatory strategy and drug development experience working closely with Dr. Young. From 2009 to 2015 Dr. Bigora was Vice President of Regulatory Affairs at Questcor Pharmaceuticals (acquired by Mallinckrodt Pharmaceuticals in 2014), including leading efforts on modernizing the Acthar Gel label and in obtaining FDA approval in Infantile Spasms, events of material importance to Questcor’s subsequent success. During her time at Questcor, she assisted in building an expert regulatory group to address both commercial and development needs for complex products such as Acthar. Dr. Bigora’s role at Questcor included heading up the development of a safety pharmacovigilance group and a clinical quality group. Prior to her position at Questcor, Dr. Bigora was Vice President of Clinical and Regulatory Affairs, U.S. Operations of AGI Therapeutics, plc. In this role, she was responsible for the development and implementation of Global Phase 3 studies and interactions with regulatory authorities. Previously, she operated her own consulting company, serving as the regulatory and drug development expert team member for multiple small and mid-sized pharmaceutical companies. Dr. Bigora held multiple positions in regulatory affairs, operations and project management ending as VP of Regulatory Affairs at the Strategic Drug Development Division of ICON, plc, an international CRO, and at GloboMax LLC, a CRO specializing in FDA drug development, purchased by ICON plc in 2003. Prior to GloboMax, she worked in the Pharmacokinetics and Biopharmaceutics Laboratory at the School of Pharmacy, University of Maryland on the FDA funded Clinical Pharmacology contract and UMAB-FDA contract as a clinical scientist and instructor for FDA reviewers. Dr. Bigora received a Pharm.D. from the School of Pharmacy at the University of Maryland at Baltimore. She also completed a Fellowship in Pharmacokinetics and Pediatric Infectious Diseases at the University of Maryland at Baltimore.

Michael Floyd – Mr. Floyd has served as our Chief Operating Officer since October 6, 2020. Mr. Floyd has been a serial entrepreneur with over 15 years of experience with early-stage biopharma businesses in infectious diseases, oncology and rare diseases. In 1996, he founded Neurologic, an early-stage enterprise that in-licensed technology from the National Institutes of Health for a diagnostic test for Alzheimer’s disease. Mr. Floyd was the co-author of the plan that created the Blanchette Rockefeller Neurosciences Institute in 1998 with the Honorable Jay Rockefeller and Johns Hopkins University. In 2006, Mr. Floyd was the Chief Executive Officer for the North American subsidiary of Arpida Ltd. where he organized the Phase 3 program for an MRSA drug and organized the NDA submission. Mr. Floyd subsequently led the US efforts to remediate the NDA for Gentium, SpA for defibrotide beginning in 2011. Mr. Floyd was the Founder of Bio-AIM, which is developing monoclonal antibodies for Acinetobacter baumannii and a Co-Founder of Exbaq, which is developing therapies for Gram negative pathogens. In 2016, Mr. Floyd co-founded Elion Oncology and served as its Chief Executive officer until joining Processa. Mr. Floyd received a BSBA in Accounting from Georgetown University and is a Certified Public Accountant (inactive).

Wendy Guy - Ms. Guy has served as our Chief Administrative Officer since October 4, 2017 and has more than 20 years of experience in business operations. She has worked closely with Dr. Young in the past in corporate management and operations, human resources, and finance roles. From 2009 to 2014, Ms. Guy was employed at Questcor Pharmaceuticals (acquired by Mallinckrodt Pharmaceuticals in 2014) as Senior Manager, Business Operation in charge of the Maryland Office for Questcor. During the five years she spent at Questcor, she built a dynamic administrative and contracts team, grew the Maryland Office from two employees to just under 100, and expanded the facility from 1,200 sq. ft. to 15,000 sq. ft. Prior to her position at Questcor, Ms. Guy was Senior Manager, U.S. Operations of AGI Therapeutics, plc. In this role, she was responsible for the day-to-day business and administrative operations of the company. Previously, she held multiple senior level positions with the Strategic Drug Development Division of ICON, GloboMax, and Mercer Management Consulting. Ms. Guy received an A.A. from Mount Wachusett Community College.

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

James Stanker - Mr. Stanker has served as our Chief Financial Officer since September 5, 2018. Mr. Stanker has over 30 years of financial and executive leadership experience in the areas of accounting principles and audit standards, regulatory reporting, and fiscal management and strategy. He has served in a financial leadership role as an audit partner at Grant Thornton from February 2000 until his retirement in August 2016. His responsibilities included managing the audit quality in the Atlantic Coast Market Territory. From 2009 to 2012, he served as the Global Head of Audit Quality for Grant Thornton International. Prior to joining Grant Thornton, Mr. Stanker served as the Chief Financial Officer for a Nasdaq listed company and for a privately-held life science company. Mr. Stanker is a Certified Public Accountant. He has a Bachelors degree in Aeronautics from San Jose State University and a Masters in Business Administration from California State University, East Bay. He previously served on the Board of Directors of GSE Systems, Inc. Mr. Stanker is also a visiting professor in the George B. Delaplaine School of Business at Hood College.

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

We are a clinical stage biopharmaceutical company. Processa itself as an organization has never had a drug approved by the FDA or any regulatory agency. The likelihood of success of our business plan must be considered in light of the challenges, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk, and is a capital-intensive business. If we cannot successfully execute our plan to develop our drug pipeline, our business may not succeed.

At December 31, 2021, the accumulated deficit was approximately $36.8 million. We will incur additional losses as we continue our research and development activities, seek regulatory approvals for our product candidates and engage in clinical trials. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenues and profitability from sales of products or successful joint venture relationships.

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

Since inception, we have not generated any revenue, have incurred net losses, have used net cash in our operations and have funded our business and operations primarily through proceeds from the sale of our securities. We expect to continue to require significant future financing to fund our operating activities and to use cash in operating activities for the foreseeable future as we continue our research and development activities to develop products that can be commercialized to generate revenue. Our ability to obtain additional financing will be subject to many factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations, including sales of our common stock under our existing at-the-market sales agreement and/or our agreement with Lincoln Park, LLC. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

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

We have experienced delays in the enrollment of patients in our PCS499 Phase 2B trial due to COVID-19. Potential patients have died of COVID-19 prior to screening and continue to be reluctant to travel to our testing sites for fear of contracting COVID-19. Delays in enrollment lengthen the time of studies and increase their costs. While we are hopeful the infection rate of COVID-19 will continue to decline, we cannot predict the future impact COVID-19 or future pandemics from other viruses will have on our current and future clinical trials.

We have a significant amount of intangible assets related to our acquisition of PCS499 recorded on our balance sheet, which may lead to potentially significant impairment charges in the future.

We review long-lived assets, including intangible assets, for impairment whenever events or changes in estimates and circumstances indicate that the related carrying amounts may not be recoverable based on the existence of certain triggering events. Intangible assets are also subject to an impairment assessment at least annually. The amount of identifiable intangible assets in our consolidated balance sheet is related to our acquisition of PCS499 and our right of use assets. At December 31, 2021, net intangible assets recorded on our consolidated balance sheet was $8.1 million. Any impairment of our assets could have a negative impact on our stock price and ability to seek additional financing.

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

We currently do not have, and may never develop, any FDA-approved, licensed or commercialized products.

We have not yet sought to obtain any regulatory approvals for any product candidates in the United States or in any foreign market. For us to develop any products that might be licensed or commercialized, we will have to invest further time and capital in research and product development, regulatory compliance and market development. Therefore, we and our licensors, prospective business partners and other collaborators may never develop any products that can be licensed or commercialized. All of our development efforts will require substantial additional funding, none of which may result in any revenue.

Our licenses are subject to termination by the licensor in certain circumstances.

Our rights to practice the inventions claimed in the licensed patents and patent applications are subject to our licensors abiding by the terms of those licenses and not terminating them. Our licenses may be terminated by the licensor if we are in material breach of certain terms or conditions of the license agreement or in certain other circumstances. Our license agreements each include provisions that allow the licensor to terminate the license if (i) we breach any payment obligation or other material provision under the agreement and fail to cure the breach within a fixed time following written notice of termination; (ii) we or any of our affiliates, licensees or sublicensees directly or indirectly challenge the validity, enforceability, or extension of any of the licensed patents; or (iii) we declare bankruptcy or dissolve. The majority of license agreements require us to satisfy due diligence milestones that relate to the development of new products containing the licensed drug or the agreement may be terminated by such counterparty. Our rights under theses licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the licenses. Termination of any of these licenses could prevent us from marketing some or all of our products. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from producing and selling some or all of our products.

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

Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our product candidates’ safety and efficacy before submitting an NDA. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.

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

Our operations to date have been limited to financing and staffing, conducting research and developing our core technologies, identifying and optimizing our lead product clinical candidates, performing due diligence on other potential drug in-licensing opportunities and further moving the clinical product candidates through the development programs identified. Some of the activities in the development programs include receiving FDA orphan designation on PCS499 in Necrobiosis Lipoidica (NL), improving the manufacturing of PCS499 final product, receiving FDA IND clearance on one indication for two product candidates, completing a Phase 1 healthy human volunteer trial, completing a Phase 2A clinical trial and conducting a Phase 2 clinical trial in patients with NL, initiating a Phase 2A trial for PCS12852 in gastroparesis patients and conducting a Phase 1B trial for PCS6422 in patients with advanced gastrointestinal tumors. Although we have recruited a team that has experience with clinical trials in the United States and outside the United States, as a company, we have only conducted two clinical trials in any jurisdiction and have not had previous experience commercializing product candidates through the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that other planned clinical trials will begin or be completed on time, if at all; that our development program and studies would be acceptable to the FDA or other regulatory authorities; or that, if regulatory approval is obtained, our product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants and collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

Furthermore, we may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates.

Through our IND for PCS499, we are evaluated the safety tolerability of PCS499 in patients with NL in a Phase 2A clinical trial. Based on toxicology studies and healthy human volunteer studies, we administered a PCS499 dose of 1.8 grams/day to patients participating in the study. As anticipated, the 1.8 grams/day of PCS499 was generally well tolerated with no serious adverse events reported. All adverse events reported in the study were mild in severity. As expected, gastrointestinal symptoms were the most frequent adverse events and reported in four patients, all of which resolved within 1-2 weeks of starting dosing. We are currently evaluating the ability of PCS499 to completely close ulcers in patients with NL and better understand the potential response of NL patients on drug and on placebo in a Phase 2 clinical trial.

The FDA also cleared our IND for PCS12852 in October 2021 to proceed with a Phase 2A clinical trial for the treatment of gastroparesis. We anticipate beginning to enroll patients in the first half of 2022, complete enrollment in the second half of 2022 and complete final analysis in the first half of 2023.

We have initiated the Phase 1B trial for PCS6422 in patients with advance GI tumors. This trial will determine the maximum tolerated dose of capecitabine when administered with different dosage regimes of PCS6422. This trial was initiated in the second half of 2021 and is expected to complete enrollment in the second half of 2022.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with cGMPs to manufacture both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.

We have entered into agreements with third-party CROs to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical studies. We rely heavily on these parties for execution of clinical studies for our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we design the clinical trials for our product candidates in consultation with CROs, the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of any of our product candidates for the subject indication may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or any of our product candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. While the FDA granted orphan-drug designation to PCS499 for the treatment of NL and to PCS3117 for the treatment of pancreatic cancer, there can be no assurance that we will receive orphan drug designation for any additional product candidates in the indications for which we think they might qualify, if we elect to seek such applications.

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

Our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, beneficially own shares representing approximately 27.0% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and potentially control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power may adversely affect the market price of our common stock by:

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

On January 1, 2022, we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 30,000,000 to 50,000,000. The number of authorized shares of preferred stock remains unchanged at 1,000,000 shares.

Holders

As of March 24, 2022, there were 15,843,621 shares of common stock outstanding and 215 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information as to our 2019 Omnibus Incentive Plan as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	280,724	(1)	$11.45	1,899,696

Equity compensation plans not approved by security holders	47,772		19.88	-

Total	328,496			1,899,696	(2)

(1)	Includes stock options to purchase 7,143 shares of our common stock issued under the prior equity compensation plan.
(2)	Consists of shares available for issuance under the 2019 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2021, we did not issue any securities that were not registered under the Securities Act.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2021.

Item 6. [Reserved]

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

Overview

Our mission is to develop drug products that improve the survival and/or quality of life for patients with high unmet medical need conditions for which few or no treatment options currently exist. We are a clinical-stage development company, not a discovery company, that seeks to identify and develop drugs for patients who need better treatment options. In order to increase the probability of development success, our pipeline only includes drugs which have previously demonstrated some efficacy in the targeted population or a drug with very similar pharmacological properties that has been shown to be effective in the population.

Our screening criteria for identifying and selecting new candidates include:

●	addressing an unmet or underserved clinical need,
●	having demonstrated evidence of efficacy in humans, and
●	leveraging our regulatory science approach to improve the probability for approval.

In many instances, these clinical candidates have significant pre-clinical and clinical data that we may leverage to high value inflection points while de-risking the programs and adding in optionality to potential future indications. Our regulatory science approach developed by our team over decades of work with regulatory authorities attempts to balance the “benefit/risk” equation to identify a regulatory path with higher clinical benefit and/or lower clinical risk with shorter timelines to deliver better treatment options to patients, physicians and caregivers.

Our pipeline includes drugs that (i) already have clinical proof-of-concept data demonstrating the desired pharmacological activity in humans or, minimally, clinical evidence in the form of case studies or clinical experience demonstrating the drug or a similar drug pharmacologically can successfully treat patients with the targeted indication; (ii) target indications for which a single positive pivotal study demonstrating efficacy might provide enough evidence that the clinical benefits of the drug and its approval outweighs the risks associated with the drug or the present standard of care (e.g., some orphan indications, many serious life-threatening conditions, some serious quality of life conditions); and/or (iii) target indications where the prevalence of the condition and the likelihood of patients enrolling in a study meet the desired timeframe to demonstrate that the drug can, at some level, treat or potentially treat patients with the condition.

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

Our Strategy

Our strategy is to obtain and develop drugs that will not only treat patients with unmet medical need conditions, but, with our regulatory science approach, also have the potential to be more efficiently developed with a greater probability of development success than what typically occurs in the biotech-pharma industry and a better return on investment given lower development costs, more efficient development and high commercial value. Given the prior successes of our regulatory science approach, we have selected drugs for our portfolio which may have greater chance for approval in a population of patients who desperately need better treatment options. We have applied rigorous standards to identify drugs for our portfolio, namely:

i.	The drug must represent a treatment option to patients with a high unmet medical need condition by improving survival and/or quality of life for these patients,

ii.	The drug or its metabolite or a drug with similar pharmacological properties must have demonstrated some evidence of efficacy in the target population, and

iii.	The drug presents opportunities to be developed such that within 2-4 years, critical value-added clinical milestones can be achieved while advancing the drug closer to commercialization and adding to the potential for a high return on investment.

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

Recent Developments

License Agreement with Ocuphire Pharma, Inc. – On June 16, 2021, we executed a License Agreement with Ocuphire Pharma, Inc. (“Ocuphire Agreement”) under which we received a license to research, develop and commercialize PCS3117 (formerly RX-3117) globally, excluding the Republic of Singapore, China, Hong Kong, Macau and Taiwan.

Shelf Registration Statement - On June 30, 2021, we filed a shelf registration statement on Form S-3, which became effective in July 2021. The shelf registration statement permits the offering, issuance and sale of up to $75.0 million of common stock, preferred stock, warrants and/or units in one or more offerings and in any combination of the foregoing.

“At-the-Market” (ATM) Offering – On August 20, 2021, we entered into an equity distribution agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through or to our Sales Agent under our shelf registration statement (the “ATM Offering”). We expect to use net proceeds from the ATM Offering over time as a source for working capital and general corporate purposes. We are not obligated to make any sales of our common stock under the Sales Agreement and no assurance can be given as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. We will pay the Sales Agent an aggregate of up to 3.0% of the gross proceeds of the sales price per share of common stock sold through the Sales Agent under the Sales Agreement. The shares under the ATM Offering will be sold and issued pursuant to our S-3 shelf registration statement. During the fourth quarter of 2021, we sold 21,597 shares of our common stock for $174 thousand in net proceeds after paying $5 thousand in commissions to the Sales Agent.

Lincoln Park Capital Fund, LLC Purchase Agreement - On March 23, 2022, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million of shares (the “Purchase Shares”) of our common stock, $0.0001 par value per share (“Common Stock”), subject to the terms and conditions in the Purchase Agreement. We issued 123,609 shares of common stock (valued at $450,000) to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement and agreed to reimburse Lincoln Park $25,000 for fees incurred in connection with the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to take certain actions relating to the registration under the Securities Act of 1933, as amended, of the offer and sale of the shares of common stock available for issuance under the Purchase Agreement. See Note 14 for additional details concerning the Purchase Agreement.

Impact of COVID-19

The COVID-19 pandemic continues to create uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as ours, including causing delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work. We have experienced delays in the enrollment of patients in our PCS499 Phase 2B trial due to COVID-19. Potential patients have died from COVID-19 prior to screening and continue to be reluctant to travel to our testing sites for fear of contracting COVID-19. Delays in enrollment lengthen the time of studies and increase their costs. While we are hopeful the infection rate of COVID-19 will continue to decline, we cannot predict the future impact COVID-19 will have on our current and future clinical trials. Continued delays could materially impact our business in future periods and further extend our timelines.

For more information on the risks associated with COVID-19, refer to Part I, Item 1A, “Risk Factors” herein.

Results of Operations

Comparison of the year ended December 31, 2021 and 2020

The following table summarizes our operations loss during the periods indicated:

	Year Ended December 31,
	2021	2020	Change
Operating Expenses
Research and development costs	$6,878,021	$3,172,385	$3,705,636
Acquisition of in-process research and development	566,583	8,700,000	(8,133,417)
General and administrative expenses	4,688,939	3,264,474	1,424,465

Operating Loss	(12,133,543)	(15,136,859)
Other Income (Expense)
Forgiveness of Payroll Protection Program loan and related accrued interest	163,771	-	163,771
Interest expense	(362)	(281,122)	280,760
Interest income	11,989	3,174	8,815
Total other income (expense)	175,398	(277,948)
Net Operating Loss Before Income Tax Benefit	(11,958,145)	(15,414,807)	3,456,662
Income Tax Benefit	530,611	1,001,019	(470,408)
Net Loss	$(11,427,534)	$(14,413,788)

Revenues.

We had no revenue during the years ended December 31, 2021 and 2020. We do not currently have any revenue under contract or any immediate sales prospects.

Research and Development Expenses.

Our research and development costs are expensed as incurred. Research and development expenses include (i) amortization of the exclusive PCS499 license intangible asset used in research and development activities, (ii) program and testing related expenses including external consulting and professional fees related to the product testing and our development activities, and (iii) internal research and development staff related salaries and other payroll costs including stock-based compensation, payroll taxes and employee benefits. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and expensed when the research and development activities are performed.

Research and development costs for the years ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
Amortization of intangible assets	$790,488	$795,328
Preclinical, clinical trial and other costs	4,171,836	972,711
Research and development salaries and benefits	1,915,697	1,404,346
Total	$6,878,021	$3,172,385

During the year ended December 31, 2021, our research and development expenses increased by $3,705,636 to $6,878,021 when compared to $3,172,385 for the year ended December 31, 2020. The increase was primarily due to an increase in preclinical, clinical trial and other costs of $3,199,125, which are attributable to expenses we incurred as we commenced our Phase 2B clinical trial for PCS499, Phase 1B clinical trial for PCS6422 and for pre-IND costs for PCS12852. Expenses included payments to contract research organizations, for regulatory filings and maintenance fees, drug product testing and stability, consulting and other clinical fees. During the same period in 2020, we were completing the patient portion of our Phase 2A clinical trial for PCS499 and incurring regulatory filing and consulting fees as we prepared for our meeting with the FDA. Additionally, during the year ended December 31, 2021, we experienced increases in payroll and related costs of $511,351 resulting from hiring additional development personnel and increased employee salary rates, when compared to the same period in 2020. These increases were offset by a decrease of $4,840 in amortization expense, as the capitalized software was fully amortized during the year ended December 31, 2021.

We anticipate our research and development costs to continue to increase significantly in 2022 as we: (i) continue our clinical trials for PCS499 and PCS6422 and begin our clinical trial for PCS12852, including the cost of having drug product manufactured; (ii) complete a biomarker assay for PCS3117; and (iii) obtain IND enabling data for PCS11T.

The funding necessary to bring a drug candidate to market is subject to numerous uncertainties. Once a drug candidate is identified, the further development of that drug candidate may be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand. For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Some programs may be terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. As noted above, we anticipate our research and development costs to increase in the future as we conduct the Phase 2B trial to evaluate the ability of PCS499 to completely close ulcers in patients with NL and to continue with an amended Phase 1B clinical trial for PCS6422. On May 19, 2021, we dosed the first patient in our PCS499 randomized, placebo-controlled trial, but have experienced delays in patient enrollment; and while we dosed the first patient in our PCS6422 trial on August 2, 2021, we submitted a modified Phase 1B trial protocol in February 2022 to determine the maximum tolerated dose of capecitabine and provide us with data on the timeline of DPD inhibition and de novo formation. We expect to restart the PCS6422 Phase 1B trial in the second quarter of 2022.

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

Acquisition of In-Process Research and Development.

In connection with the Ocuphire Agreement, we recorded $566,583 of acquired in-process research and development expense in 2021. The total acquisition cost includes the issuance of 44,689 shares (with a fair value of $300,000) of our common stock we issued to Ocuphire, a cash payment of $200,000 and $66,583 in expenses we agreed to pay on behalf of Ocuphire. During the same period in 2020, we recorded $8.7 million of acquired in-process research and development expense in connection with our license agreements with Yuhan, Aposense and Elion. We believe the in-process research and development assets acquired have no alternative future use.

General and Administrative Expenses.

Our general and administrative expenses for the year ended December 31, 2021 increased by $1,424,465 to $4,688,939 when compared to $3,264,474 for the same period in 2020. The majority of the increase was due to increased professional and other consulting fees of $1,086,673 (which includes a $620,793 increase of fees paid in stock compensation); increased payroll and related costs of $174,115 from hiring additional personnel, increased salary rates and health insurance premiums; and a $110,410 increase in employee stock-based compensation. We also experienced an increase in our insurance of $116,024, mostly due to increased insurance premiums; an increase in office and repairs and maintenance expenses of $113,465 as we purchased new/replacement computers for our new and existing employees and replaced outdated hardware and old cabling in the office; and an increase of $10,825 in other miscellaneous expenses. These increased expenses were offset by decreases in depreciation, equipment rent, taxes and travel of $179,724. We share office space with CorLyst, a related party, and during the years ended December 31, 2021 and 2020, they reimbursed us $126,324 and $119,001, respectively, for rent and other costs we incurred on their behalf.

We expect the general and administrative expenses to continue to increase as we add staff to support our growing research and development activities and the administration required to operate as a public company.

Other Income and (Expense)

Net other income and (expense) was $175,398 and ($277,948) for the years ended December 31, 2021 and 2020, respectively. During 2021, we recognized $163,771 as other income for the principal amount and related accrued interest related to the forgiveness of our Paycheck Protection Program loan. Interest income represents interest earned on money market funds. Interest expense in 2021 was related to our Paycheck Protection Program loan while interest expense in 2020 was related to our $805,000 8% Senior Notes sold in 2019 and 2020 and borrowings on a related party LOC. Included in interest expense is the amortization of debt issuance costs totaling $199,900 for the year ended December 31, 2020.

Income Tax Benefit.

An income tax benefit of $530,611 and $1,001,019 was recognized for the years ended December 31, 2021 and 2020, respectively. A deferred tax liability was created as a result of our acquisition of CoNCERT’s license and “Know-How” in exchange for Processa stock that had been issued in the Internal Revenue Code Section 351 transaction on March 19, 2018. The Section 351 transaction treated the acquisition of the Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability will be reduced for the effect of the non-deductibility of the amortization of the intangible asset and may be offset by the deferred tax assets resulting from net operating tax losses (see Note 4 – Income Taxes). This offset results in the recognition of a deferred tax benefit shown in the consolidated statements of operations.

Liquidity

At December 31, 2021 we had $16.5 million in cash and cash equivalents.

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

On August 20, 2021, we entered into the Sales Agreement under which we may issue and sell shares of our common stock in a registered ATM Offering having an aggregate offering price of up to $30.0 million from time to time through or to our Sales Agent. We expect to use net proceeds from the ATM Offering over time as a source for working capital and general corporate purposes. We are not obligated to make any sales of our common stock under the Sales Agreement and no assurance can be given as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. We will pay the Sales Agent an aggregate of up to 3.0% of the gross proceeds of the sales price per share of common stock sold through the Sales Agent under the Sales Agreement. The shares under the ATM Offering will be sold and issued pursuant to our S-3 shelf registration statement. During the fourth quarter of 2021, we sold 21,597 shares of common stock under the ATM Offering for net proceeds of $174 thousand. We have not yet sold any shares under the ATM Offering in 2022.

On March 23, 2022, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) under which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15,000,000 of our shares of common stock, par value $0.0001 per share, subject to the terms and conditions in the Purchase Agreement, during the term of the Purchase Agreement as more fully described in Note 14 to the Consolidated Financial Statements.

We have incurred losses and net cash used in our operating activities during the year ended December 31, 2021, which we expect to continue for the foreseeable future. We do not currently nor have since our inception had any sales. We have incurred losses since our inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $36.8 million at December 31, 2021. During the year ended December 31, 2021, we generated a net loss of approximately $11.4 million, of which $4.5 million are non-cash expenses. Based on our current plans, we believe our current cash balance is adequate for at least the next twelve months without considering amounts available from the Lincoln Park Purchase Agreement or potential sales under our ATM Offering. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when necessary.

Our estimate of future cash needs is based on assumptions that may prove to be wrong, and we could utilize our available cash sooner than we currently expect. Our ultimate success depends on the outcome of our planned clinical trials and our research and development activities, as disclosed above. We expect to incur additional losses in the future, and we will need to raise additional capital to fully implement our business plan if the cost of our clinical trials are greater than we expect, or they take longer than anticipated. We also expect to incur increased general and administrative expenses in the future. We also plan to develop a biomarker assay for PCS3117 and obtain IND enabling data for PCS11T. In addition, there may be costs we incur as we develop these drug products that we do not currently anticipate requiring us to need additional capital sooner than currently expected.

Our future capital requirements will depend on many factors, including:

●	the cost of clinical trials for PCS499, PCS6422 and PCS12852, and the cost of third-party manufacturing;

●	the cost of developing the biomarker assay and clinical trials for PCS3117;

●	the delays in patient enrollment due to the COVID-19 pandemic;

●	the initiation, progress, timing, costs and results of drug manufacturing, pre-clinical studies, and clinical trials of PCS11T and any other future product candidates;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing, and costs of seeking regulatory approvals;

●	the costs associated with hiring additional personnel and consultants as our pre-clinical and clinical activities increase;

●	the emergence of competing therapies and other adverse market developments;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	the extent to which we in-license or acquire other products and technologies; and

●	the costs of operating as a public company.

Until such time as we can generate substantial product revenues to support our capital requirements, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. We also have an effective S-3 shelf registration statement on file with the SEC, which provides us flexibility and optionality to raise capital, including pursuant to the ATM Offering and the Lincoln Park Purchase Agreement, but there can be no assurance that capital will continue to be available to us on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(8,717,291)	$(3,143,196)
Financing activities	9,798,648	17,867,884
Net increase in cash and cash equivalents	$1,081,357	$14,724,688

Net cash used in operating activities

We used net cash in our operating activities of $8,717,291 and $3,143,196 during the years ended December 31, 2021 and 2020, respectively. The increase in cash used in operating activities during the year ended December 31, 2021 compared to the comparable period in 2020 was primarily related to costs we incurred related to our Phase 2B clinical study for PCS499, Phase 1B clinical study for PCS6422, pre-clinical costs for PCS12852, as well as increased professional fees and salaries. Our prepaid expenses increased by $1.2 million during the year ended December 31, 2021, primarily due to deposits paid to our CROs for clinical trial related costs. Of this amount, $186,491 represents deferred offering costs which impacted net cash provided by financing activities. As a result, the change in prepaid expenses impacting net cash used in operating activities is $1.0 million.

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

Net cash provided by financing activities

During the year ended December 31, 2021, we received $9,875,550 in net proceeds from our February 2021 private placement transaction and $173,987 in net proceeds from the sale of 21,597 shares of our common stock under our ATM Offering. We incurred $186,941 in expenses related to our ATM Offering, $186,493 of which we have capitalized and will amortize as we sell additional shares under our ATM Offering.

Net cash provided by financing activities during the year ended December 31, 2020 of $17,867,884 ($17.1 million in net proceeds) was from our 2020 underwritten public offering, borrowings totaling $700,000 under a related-party LOC Agreement, and $162,459 we received from the Bank of America pursuant to a promissory note under the Paycheck Protection Program.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2021:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$83,754	$75,969	$7,785	$-	$-

Total	$83,754	$75,969	$7,785	$-	$-

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

We used a market approach to estimate the fair value of the common stock issued to CoNCERT in this transaction. Our estimate was based on the final negotiated number of shares of stock issued and the volume weighted average market price over a 45-day period preceding the mid-February 2018 finalized negotiation of the modification to the option and license agreement with CoNCERT. We believe the fair values used to record intangible assets acquired in this transaction are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

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

Stock-Based Compensation

Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, Compensation-Stock Compensation. We expense stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. No expense is recognized for stock-based awards with performance-vesting conditions until management believes it is probable the performance-vesting condition will be met. We value restricted stock awards (RSAs) and restricted stock units (RSUs) based on the closing share price on the date of grant. We estimate the fair value of stock option and warrant grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. We account for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

See Note 5 – Stock-Based Compensation for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2021 and 2020.

All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period such changes are enacted. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of December 31, 2021 and 2020, we have established a valuation allowance to offset certain deferred tax assets.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

Recently Issued Accounting Pronouncements

See Note 2 of our consolidated financial statements for new accounting pronouncements or changes to the recent accounting pronouncements during the year ended December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Processa Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Processa Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Intangible Asset

As discussed in Notes 3 and 10 to the consolidated financial statements, the Company has capitalized costs of $8,056,638 related to the acquisition of the exclusive license rights to PCS499. This intangible asset is tested at least annually for impairment or when events indicate it is more likely than not that the carrying amount of the asset may not be recoverable.

We identified the analysis for potential impairment of this intangible asset as a critical audit matter due to the materiality of the asset. To test the impairment of the asset, we reviewed management’s analysis and tested the significant assumptions used by management.

Acquisition of In-Process Research and Development

As discussed in Note 10 to the consolidated financial statements, the Company has acquired one additional license in addition to the four licenses acquired in prior years to develop, manufacture and commercialize drugs. The Company determined there were no alternative future use and therefore expensed the cost of acquiring the drug as acquisition of in-process research and development.

We identified the treatment of this license as a critical audit matter due to the materiality of the transaction as well as the added complexity involving the issuance of common stock in conjunction with acquiring the license. To test the appropriateness of expensing the license, we read the agreement and reviewed management’s analysis.

/s/ BD & Co.

Owings Mills, MD

March 30, 2022

We have served as the Company’s auditor since 2017.

Processa Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$16,497,581	$15,416,224
Due from related party	-	154,730
Due from tax agencies	70,274	77,024
Prepaid expenses and other	1,759,296	554,708
Total Current Assets	18,327,151	16,202,686
Property and Equipment
Software	19,740	19,740
Office equipment	9,327	9,327
Total Cost	29,067	29,067
Less: accumulated depreciation	29,067	28,583
Property and equipment, net	-	484
Other Assets
Operating lease right-of-use assets, net	74,181	158,558
Intangible assets, net	8,056,638	8,847,126
Security deposit	5,535	5,535
Total Other Assets	8,136,354	9,011,219
Total Assets	$26,463,505	$25,214,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Note payable – Paycheck Protection Program, current portion	$-	$117,574
Current maturities of operating lease liability	71,078	87,200
Accrued interest	-	950
Accounts payable	218,905	320,694
Due to licensor	400,000	400,000
Due to related parties	1,772	69,858
Accrued expenses	279,265	224,676
Total Current Liabilities	971,020	1,220,952
Non-current Liabilities
Note payable – Paycheck Protection Program	-	44,885
Non-current operating lease liability	7,385	78,463
Non-current due to licensor	-	400,000
Net deferred tax liability	-	530,611
Total Liabilities	978,405	2,274,911

Commitments and Contingencies		-

Stockholders’ Equity
Common stock, par value $0.0001, 30,000,000 shares authorized; 15,710,246 and 14,181,734 issued and outstanding at December 31, 2021 and 2020, respectively	1,571	1,419
Additional paid-in capital	62,306,861	48,333,857
Accumulated deficit	(36,823,332)	(25,395,798)
Total Stockholders’ Equity	25,485,100	22,939,478
Total Liabilities and Stockholders’ Equity	$26,463,505	$25,214,389

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
Operating Expenses
Research and development expenses	$6,878,021	$3,172,385
Acquisition of in-process research and development	566,583	8,700,000
General and administrative expenses	4,688,939	3,264,474

Operating Loss	(12,133,543)	(15,136,859)

Other Income (Expense)
Forgiveness of Payroll Protection Program loan and related accrued interest	163,771	-
Interest expense	(362)	(281,122)
Interest income	11,989	3,174

Net Operating Loss Before Income Tax Benefit	(11,958,145)	(15,414,807)
Income Tax Benefit	530,611	1,001,019

Net Loss	$(11,427,534)	$(14,413,788)

Net Loss Per Common Share - Basic and Diluted	$(0.75)	$(2.54)

Weighted Average Common Shares Used to Compute
Net Loss Per Common Shares - Basic and Diluted	15,319,463	7,499,678

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2021 and 2020

	Shares	Amount	Additional Paid in Capital	Stock Dividend Payable	Accumulated Deficit	Total
Balance, January 1, 2020	5,486,595	$549	$18,994,008	$3	$(10,982,010)	$8,012,550
Shares issued in connection with our 2020 offering, net of transaction costs of $2,099,363	4,800,000	480	17,100,157	-	-	17,100,637
Shares issued in connection with license agreements	1,950,000	195	7,799,805	-	-	7,800,000
Shares issued due to full-ratchet anti-dilution adjustment	1,156,487	116	(116)	-	-	-
Conversion of LOC Agreement into shares of common stock	199,537	19	718,314	-	-	718,333
Conversion of 8% Senior Convertible Notes into shares of common stock	247,088	25	889,488	-	-	889,513
Stock dividend distributed due to full-ratchet anti-dilution adjustment	28,971	3	-	(3)	-	-
Fair value of warrants issued in the sale of our 2019 Senior Notes	-	-	197,403	-		197,403
Stock-based compensation	336,860	34	2,730,008	-	-	2,730,042
Shares withheld to pay income tax on stock-based compensation	(23,804)	(2)	(95,210)	-		(95,212)
Net loss	-	-	-	-	(14,413,788)	(14,413,788)
Balance, December 31, 2020	14,181,734	1,419	48,333,857	-	(25,395,798)	22,939,478
Stock-based compensation	50,270	5	3,288,010	-	-	3,288,015
Shares issued in private placement, net of transaction costs	1,321,132	132	9,875,418	-	-	9,875,550
Shares issued in connection with license agreements	144,689	14	699,986	-	-	700,000
Shares withheld to pay income taxes on stock-based compensation	(9,176)	(1)	(64,395)	-	-	(64,396)
Shares issued in ATM purchases, net of transaction costs	21,597	2	173,985	-	-	173,987
Net loss	-	-	-	-	(11,427,534)	(11,427,534)
Balance, December 31, 2021	15,710,246	$1,571	$62,306,861	$-	$(36,823,332)	$25,485,100

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net Loss	$(11,427,534)	$(14,413,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	484	8,446
Non-cash lease expense for right-of-use assets	84,377	78,288
Non-cash acquisition of in-process research and development	300,000	8,600,000
Amortization of debt issuance costs	-	199,900
Amortization of intangible asset	790,488	795,328
Deferred income tax (benefit) expense	(530,611)	(1,001,019)
Stock-based compensation	3,408,015	2,730,042
Forgiveness of Payroll Protection Program loan and related accrued interest	(163,771)	-
Net changes in operating assets and liabilities:
Prepaid expenses and other	(1,018,095)	(239,103)
Operating lease liability	(87,200)	(77,491)
Accrued interest, including amounts converted into common stock	362	81,894
Accounts payable	(101,789)	245,082
Due (from) to related parties	86,644	(85,188)
Other receivables	6,750	(77,024)
Accrued expenses	(65,411)	11,437
Net cash (used in) operating activities	(8,717,291)	(3,143,196)

Cash Flows From Financing Activities
Net proceeds from common stock sold	10,049,537	17,100,637
Line of credit payable from related party	-	700,000
Proceeds from our Paycheck Protection Program note payable	-	162,459
Shares withheld to pay taxes on stock based compensation	(64,396)	(95,212)
Other	(186,493)	-
Net cash provided by financing activities	9,798,648	17,867,884

Net Increase in Cash and Cash Equivalents	1,081,357	14,724,688
Cash and Cash Equivalents - Beginning of Year	15,416,224	691,536
Cash and Cash Equivalents - End of Year	$16,497,581	$15,416,224

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
Supplemental Cash Flow Information:	2021	2020
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash Investing and Financing Activities:
Right-of-use asset obtained in exchange for operating lease liability	$-	$(17,772)
Operating lease liability	-	17,772
Net	$-	$-

Issuance of 100,000 shares of common stock in connection with a licensing agreement which had previously been recorded as a due to licensor	$400,000	$-
Conversion of $805,000 of Senior Convertible Debt and related accrued interest of $84,513 into 247,088 shares of common stock	$-	$805,000
Conversion of $700,000 of Line of Credit Payable with related party and related accrued interest of $18,333 into 199,537 shares of common stock	$-	$700,000
Issuance of 1,185,458 shares of common stock due to triggering the full-ratchet anti-dilution provision of common stock sold in our 2018 Private Placement Transactions	$-	$119

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of the Business

Business Activities and Organization

We are a clinical-stage biopharmaceutical company focused on the development of drug products that are intended to provide treatment for patients who have a high unmet medical need condition that effects survival or the patient’s quality of life and for which few or no treatment options currently exist. We currently have five drugs: four in various stages of clinical development (PCS499, PCS12852, PCS3117 and PCS6422) and one in nonclinical development (PCS11T). We group our drugs into non-oncology (PCS499 and PCS12852) and oncology (PCS3117, PCS6422 and PCS11T). A summary of each drug is provided below:

●	Our most advanced product candidate, PCS499, is an oral tablet that is a deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). We completed a Phase 2A trial for PCS499 in patients with ulcerative and non-ulcerative necrobiosis lipoidica (NL) in late 2020, and in May 2021 we enrolled the first patient in our Phase 2B trial for the treatment of ulcerative NL. We expect to complete our interim analysis and complete enrollment of the Phase 2B trial by the end of 2022; and, depending on the results, begin a pivotal Phase 3 trial in 2023.

●	PCS12852 is a highly specific and potent 5HT4 agonist which has already been evaluated in clinical studies in South Korea for gastric emptying and gastrointestinal motility. In October 2021, the FDA cleared our IND application to proceed with a Phase 2A trial for the treatment of gastroparesis. We anticipate beginning to enroll patients in the first half of 2022, complete enrollment in the second half of 2022 and complete final analysis in the first half of 2023.

●	PCS3117, which we licensed in June 2021, is a cytosine analog, similar to gemcitabine (Gemzar®) but different enough in chemical structure that some patients are more likely to respond to PCS3117 than gemcitabine. We are evaluating biomarkers to elucidate specifically which patients are more likely to benefit from PCS3117 compared to gemcitabine and other chemotherapy agents to provide a more targeted, precision medicine approach to the treatment of various types of cancer, such as pancreatic and/or non-small cell lung cancer. Over the next 6-12 months, we will be developing, refining and qualifying these biomarker assays for use in our clinical trials as well as define the potential paths to approval for different types of cancer. We anticipate initiating a Phase 2B or adaptive designed Phase 3 in 2023.

●	PCS6422 is an orally administered irreversible enzyme inhibitor administered in combination with capecitabine. When combining capecitabine with PCS6422 (the “Next Generation Capecitabine”), capecitabine becomes a more potent cancer chemotherapy agent than current FDA approved capecitabine. On August 2, 2021, we enrolled the first patient in our Phase 1B dose-escalation maximum tolerated dose trial in patients with advanced refractory gastrointestinal (GI) tract tumors and our interim analysis of Cohorts 1 and 2 found no dose-limiting toxicities (DLTs), no drug related adverse events greater than Grade 1, and no hand-foot syndrome. In addition, the interim analysis revealed when PCS6422 inhibits DPD enzyme activity, 5-FU metabolism is significantly decreased (<10% metabolized to F-Bal compared to typically 80%) and the potency of capecitabine is significantly increased (at least 50 times greater 5-FU potency based on systemic exposure per mg of capecitabine administered). The single dose of PCS6422, however, did not sustain the DPD inhibition throughout 7 days of capecitabine dosing which was needed to maintain the improved potency of capecitabine. Therefore, we have modified the existing protocol to obtain more data on DPD inhibition and de novo formation. We anticipate that this additional data will allow us to select PCS6422 dosage regimens that will maintain DPD inhibition for each patient treated with this Next Generation Capecitabine (i.e., combination of PCS6422 and capecitabine). After interacting with the FDA and making protocol modifications, we expect to restart the Phase 1B study in the second quarter of 2022 and complete enrollment while defining the Next Generation Capecitabine regimen (i.e., the PCS6422 regimens and the corresponding capecitabine regimens) by the end of 2022. We expect that our overall timeline has not changed with a Phase 2B or 3 trial starting in 2023-2024 and NDA submission in 2027-2028.

●	Our only nonclinical drug candidate is PCS11T, an analog of SN38 (SN38 being the active metabolite of irinotecan) and a next generation irinotecan drug for multiple types of cancers. PCS11T is presently in the IND pre-clinical toxicology stage. We hope to submit an IND in the first half of 2023, followed by a Phase 1B maximum tolerated dose trial.

Impact of COVID-19

We have experienced delays in the enrollment of patients in our PCS499 Phase 2B trial due to COVID-19. Potential patients have died from COVID-19 prior to screening and continue to be reluctant to travel to our testing sites for fear of contracting COVID-19. Delays in enrollment lengthen the time of studies and increase their costs. The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as ours, including possible delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work. Such delays could materially impact our business in future periods. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. For more information on the risks associated with COVID-19, refer to Part I, Item 1A, “Risk Factors.”

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

Liquidity

We have incurred losses since inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $36.8 million at December 31, 2021. During the year ended December 31, 2021, we generated a net loss of approximately $11.4 million and we expect to continue to generate operating losses and negative cash flow from operations for the foreseeable future. Based on our current plans, we believe our current cash balances is adequate for at least the next twelve months without considering amounts available from the Lincoln Park Purchase Agreement (see Note 14) or potential sales under our ATM Offering. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when necessary.

We had no revenue during the year ended December 31, 2021 and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses.

On August 20, 2021, we entered into an equity distribution agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds from the ATM Offering over time as a source for working capital and general corporate purposes.

On March 23, 2022, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) under which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15,000,000 of our shares of common stock, par value $0.0001 per share, subject to the terms and conditions in the Purchase Agreement, during the term of the Purchase Agreement. See Note 14 for additional details concerning the Purchase Agreement.

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

Intangible assets purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Those that have no alternative future uses (in research and development projects or otherwise), and therefore no separate economic value, are considered research and development costs and are expensed as incurred (see Note 10). Amortization of intangibles used in research and development activities is a research and development cost.

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

Impairment of Long-Lived Assets and Intangibles Other Than Goodwill

We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles – Goodwill and Other, which require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its expected future undiscounted net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets based on the present value of the expected future cash flows associated with the use of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s evaluation, there was no impairment loss recorded during the years ended December 31, 2021 and 2020.

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

Stock-based Compensation

We measure compensation expense for stock options and other stock awards in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense over the requisite service period. Generally, we issue stock options and other stock awards with service-based and/or performance-based vesting conditions. For awards with only service-based vesting conditions, we record compensation cost for these awards using the straight-line method over the service period. For awards that contain performance vesting conditions, we do not recognize compensation expense until achieving the performance condition is probable. We estimate the fair value of stock option and warrant grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. We value restricted stock awards (RSAs) and restricted stock units (RSUs) based on the closing share price on the date of grant. Stock-based compensation costs are recorded as general and administrative or research and development costs in the statements of operations based upon the underlying individual’s or consultant’s role.

When evaluating the assumptions required for the Black-Scholes model, we recognized that our previous volatility computation was based on a basket of peer companies, which was no longer representative of the actual measure of the distribution of returns of our common stock. We concluded in the third quarter of 2021 that it would be appropriate for us to compute volatility based on the behavior of our own common stock since we have been a public company for more than three years and listed on the Nasdaq Capital Market for one year. As such, we adjusted the expected volatility for new grants issued on or after September 1, 2021 to 74.48%, which is not significantly different from our previous volatility computation of 81.77%.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees or consultants who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. We account for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

Net Loss Per Share

Basic loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock outstanding during the period. Since we experienced a net loss for all periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the years ended December 31, 2021 and 2020 excludes the impact of potentially dilutive common shares related to outstanding stock options, unvested restricted stock awards (RSAs), unvested restricted stock units (RSUs) and purchase warrants.

As more fully described in Note 7 and 8, we have determined that each of the underwritten public offering in October 2020 and the sale of the 2019 Senior Notes in late 2019 triggered the full ratchet anti-dilution provision of the common stock we sold in 2018 Private Placement Transactions. For purposes of computing our basic and diluted earnings per share (EPS) for the year ended December 31, 2020, we increased our net loss available for common shareholders by the fair value of the additional shares issued since they did not affect all our common shareholders equally and there were no contingencies related to the issuance of these shares. We also included the related shares in the weighted number of shares of common stock outstanding for the year ended December 31, 2020.

Our diluted net loss per share for the years ended December 31, 2021 and 2020 excluded 822,430 and 816,512 of potentially dilutive common shares, respectively, related to outstanding stock options, unvested RSAs, unvested RSUs and warrants since those shares would have had an anti-dilutive effect on loss per share during the years then ended.

Segments

We operate in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All our assets are located within the United States.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments.

Debt Issuance Costs

We recognized the debt issuance costs incurred related to our 2019 Senior Notes as a reduction of the carrying amount of the 2019 Senior Notes. The debt issuance costs were amortized to interest expense using the straight-line method over the term of the 2019 Senior Notes and at December 31, 2020 were fully amortized.

Research and development

Research and development costs are expensed as incurred and consisted of direct and overhead-related expenses. Research and development costs totaled $6,878,021 and $3,172,385 for the years ended December 31, 2021 and 2020, respectively. Expenditures to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed as the acquisition of in-process research and development when incurred. Technology we develop for use in our products is expensed as incurred until technological feasibility has been established after which it is capitalized and depreciated. No research and development costs were capitalized during the years ended December 31, 2021 and 2020.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period such changes are enacted. A valuation allowance is provided against net deferred tax assets if recoverability is uncertain on a more likely than not basis. As of December 31, 2021 and 2020, we have established a valuation allowance to offset certain deferred tax assets.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

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

Note 3 - Intangible Assets

Intangible assets at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Gross intangible assets	$11,059,429	$11,059,429
Less: accumulated amortization	(3,002,791)	(2,212,303)
Total intangible assets, net	$8,056,638	$8,847,126

Amortization expense was $790,488 and $795,328 for the years ended December 31, 2021 and 2020, respectively and is included within research and development expense in the accompanying consolidated statements of operations. As of December 31, 2021, estimated amortization expense will be approximately $788,000 per year for the next 10 years.

Our gross intangible assets consist primarily of costs we capitalized related to the acquisition of license rights to PCS499 from CoNCERT Pharmaceuticals. Inc. (“CoNCERT”) for shares of our common stock that had an issue date fair value of $8 million, $1,782 in transaction costs and $3,037,147 associated with the initial recognition of an offsetting deferred tax liability related to the acquired temporary difference for an asset purchased that is not a business combination and has a tax basis of $1,782 in accordance with ASC 740-10-25-51 Income Taxes. In accordance with ASC Topic 730, Research and Development, we capitalized the costs of acquiring the exclusive license rights to PCS499 from CoNCERT, as the exclusive license rights represented intangible assets to be used in research and development activities that management believed had future alternative uses.

Note 4 - Income Taxes

During the years ended December 31, 2021 and 2020, we incurred financial net operating losses before income tax benefit of $11,958,145 and $15,414,807, respectively, and federal taxable losses of $5,740,342 and $2,648,248, respectively. For the years ended December 31, 2021 and 2020, we did not record any income tax benefits from the following:

●	$3,172,746 and $1,345,002 ($807,256 and $370,111 tax effected, respectively) of general and administrative expenses treated as deferred start-up expenditures for tax purposes, respectively;
●	$1,580,984 and $383,571 ($415,312 and $105,549 tax effected, respectively) of stock-based compensation, respectively;
●	$572,713 and $8,743,517 ($75,073 and $2,405,997 tax effected, respectively) of purchased and expensed in-process research and development costs incurred, respectively; and
●	$788,495 for both periods presented ($288,339 and $216,974 tax effected, respectively) related to the intangible asset for the CoNCERT license and Know-How (part of the Section 351 transaction), respectively.

We have recorded the benefit of our 2021 and 2020 net operating losses in our consolidated financial statements to the extent possible as a reduction in the deferred tax liability created by the future financial statement amortization of the intangible asset from the acquired CoNCERT license and Know-How. The benefit associated with the net operating loss carry forward will more-likely-than-not go unrealized unless future operations are successful except for their offset against the deferred tax liability created by the acquired CoNCERT license and Know-How, which will decrease over time leading to an increase to the valuation allowance.

A deferred tax liability was recorded on March 19, 2018 when Processa received CoNCERT’s license and Know-How in exchange for Processa stock that had been issued in an Internal Revenue Code Section 351 Transaction. The Section 351 Transaction treats the acquisition of the license and Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, Processa recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between intangible assets for the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability has been reduced for the effect of non-deductibility of the amortization of the intangible asset to $2,145,620 at December 31, 2021 and offset by deferred tax assets resulting from net operating tax losses.

For the years ended December 31, 2021 and 2020, we recorded a federal income tax benefit of $530,611 and $1,001,019, respectively, as a result of offsetting our deferred tax liability (related to the CoNCERT asset) by the deferred tax assets resulting from our net operating loss and the amortization of the intangible asset related to CoNCERT.

Our provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
Current:
Federal	$-	$-
State	-	-
Total deferred tax benefit	-	-

Deferred:
Federal	(2,853,937)	(3,068,218)
State	(624,844)	(907,504)
Total deferred tax benefit	(3,478,781)	(3,975,722)

Valuation allowance	2,948,170	2,974,703
Net deferred tax benefit	(530,611)	(1,001,019)

Total tax provision (benefit)	$(530,611)	$(1,001,019)

A reconciliation of our effective income tax rate and statutory income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.00%	21.00%
State tax rate, net	1.05%	1.54%
Permanent differences	(0.18)%	(2.03)%
Federal orphan drug tax credit	3.04%	0.94%
Deferred tax asset valuation allowance	(20.48)%	(14.96)%

Effective income tax rate	4.43%	6.49%

At December 31, 2021 and 2020, we had available federal and state net operating loss carryforwards of approximately $12.5 million and $6.7 million, respectively. The federal net operating loss generated in 2021 and 2020 of $5.7 million and $2.6 million, respectively, will carry forward indefinitely. Net operating losses generated prior to 2018 will expire 2037. We are evaluating our qualified research expenditures for the federal orphan drug credit and the federal and state credit for increasing research activities to offset potential future tax liabilities. The federal research and development tax credits have a 20-year carryforward period. We have not recognized any deferred tax assets related to research and development tax credits as of December 31, 2021 or 2020. All federal and state net operating loss and credit carryforwards listed above are reflected after the reduction for amounts effectively eliminated under Section 382.

We do not recognize other deferred income tax assets at this time because the realization of the assets is not more-likely-than-not that they will be realized. As of December 31, 2021 and 2020, we had deferred tax assets including start-up expenditures, stock-based compensation, purchased in-process research and development expenditures and other deductible expenses for both federal and state income tax purposes of $31,427,925 and $20,361,140, respectively. The benefit associated with the amortization of the deferred start-up expenditures, purchased in-process research and development expenditures and other deductible expenses, including a portion of the net operating loss carry forwards, will more-likely-than-not go unrealized unless future operations are successful. Since the success of future operations is indeterminable, the potential benefits resulting from these deferred tax assets have not been recorded in our consolidated financial statements.

We recorded a valuation allowance during the years ended December 31, 2021 and 2020 equal to the full recorded amount of our net deferred tax assets related to deferred start-up costs, federal orphan drug tax credit and other temporary differences since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

The significant components of our deferred tax assets and liabilities for Federal and state income taxes consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Non-current:
Net operating loss carry forward – Federal	$2,615,518	$1,410,046
Net operating loss carry forward – State	760,897	437,618
Stock compensation expense	593,365	178,053
Depreciation	13,200	12,958
Purchased in-process R&D	2,481,070	2,405,997
Federal orphan drug credits	791,151	427,343
Start-up expenditures and amortization	1,978,418	1,171,162
Total non-current deferred tax assets	9,233,619	6,043,177
Valuation allowance for deferred tax assets	(7,087,999)	(4,139,829)
Total deferred tax assets	2,145,620	1,903,348

Deferred Tax Liabilities:
Non-current:
Intangible asset	(2,145,620)	(2,433,959)
Total non-current deferred tax liabilities	(2,145,620)	(2,433,959)

Total deferred tax asset (liability)	$-	$(530,611)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, a reserve has been established against the deferred tax assets related to deferred start-up expenditures and certain other deductible expenses. The change in the valuation allowance in 2021 and 2020 was $2,948,170 and $2,974,703, respectively.

Our total deferred tax asset as of December 31, 2021 and 2020 primarily includes $7,428,810 and $4,256,064 ($1,978,418 and $1,171,162 tax effected, respectively) of general and administrative expenses treated as deferred start-up expenditures for tax purposes, respectively, $12,454,846 and $6,714,504 ($3,376,415 and $1,847,664 tax effected, respectively) of tax losses, respectively, resulting in tax loss carryforwards; $2,228,039 and $647,055, respectively, of stock-based compensation expense ($593,365 and $178,053 tax effected, respectively); $9,316,230 and $8,743,517, respectively, of purchased in-process research and development ($2,481,070 and $2,405,997 tax effected, respectively); and $791,151 and $427,343 of federal orphan drug tax credits, respectively. We have had no revenues and recognized cumulative loses since inception. Due to the uncertainty regarding future profitability and recognition of taxable income to utilize the amortization of deferred start-up expenditures, purchased in-process research and development, federal orphan drug tax credits and the tax loss carryforwards, except for their offset against the deferred tax liability created by our acquisition of the CoNCERT license, a valuation allowance against the deferred tax assets has been recognized for the years ended December 31, 2021 and 2020.

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

We file U.S. Federal income and California and Maryland state tax returns. There are currently no income tax examinations underway for these jurisdictions. However, tax years from and including 2017 remain open for examination by federal and state income tax authorities.

Note 5 - Stock-based Compensation

On June 19, 2019, our stockholders approved, and we adopted the Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan provides for the aggregate issuance of 3,000,000 shares of our common stock, with 1,899,696 shares available for future grants at December 31, 2021.

We recorded stock-based compensation expense for the years ended December 31, 2021 and 2020 as follows:

	Years Ended December 31,
	2021	2020
Research and development	$809,839	$863,069
General and administrative	2,598,176	1,866,973
Total	$3,408,015	$2,730,042

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets relating to this expense.

As of December 31, 2021, there was a total of $2,430,142 unrecognized compensation expense, related to the unvested stock options, restricted stock awards (RSAs), restricted stock units (RSUs) and warrants which are expected to be recognized over a weighted average period of 1.7 years, excluding the impact of RSUs for the future issuance of 39,786 shares for which meeting the criteria is not yet probable.

Restricted Stock Awards

During the years ended December 31, 2021 and 2020, we issued 37,500 and 336,860 RSAs, respectively, under the 2019 Omnibus Incentive Plan to our employees and directors. We valued the RSAs based on the closing share price on the date of grant. RSAs are “shares that the recipient receives, but the rights to sell or transfer the shares are restricted until the vesting condition passes.” Recipients of RSAs are entitled to voting and dividend rights, even if they have not vested, so we consider these shares to be issued and outstanding once they have been granted.

At December 31, 2021, 281,721 RSAs have vested as follows:

●	214,078 RSAs vested on October 6, 2020 when we successfully completed our underwritten public offering and up-listed to the Nasdaq Capital Market;
●	55,143 RSAs vested on August 5, 2021; and
●	12,500 RSAs vested on October 6, 2021.

During the years ended December 31, 2021 and 2020, 9,176 and 23,804 vested RSAs, respectively, were forfeited to pay for federal, state and local income taxes, and an additional 1,530 unvested RSAs were forfeited upon employment termination during the year ended December 31, 2021. The remaining 91,109 unvested RSAs vest over time with years of employment.

The following table summarizes the information about RSAs outstanding for the years ended December 31, 2020 and 2021.

	Number of shares	Weighted-average grant-date fair value per share
Unvested as of January 1, 2020	-	$-
Granted	336,860	8.33
Vested and Issued	(190,274)	8.50
Forfeited	(23,804)	8.50
Unvested as of December 31, 2020	122,782	8.04
Granted	37,500	6.65
Vested and Issued	(58,467)	7.90
Forfeited	(10,706)	6.54

Unvested as of December 31, 2021	91,109	$7.74

Included in accrued expenses at December 31, 2021 is $120,000 in fees earned by our Directors, which will be satisfied with the issuance of RSAs for 17,572 shares of our common stock in 2022. This expense was accounted for as stock-based compensation in 2021.

Restricted Stock Units

During the year ended December 31, 2021, we granted restricted stock units (RSUs) related to the future issuance of 457,593 shares of our common stock as follows:

●	Pursuant to agreements with our Executive team and certain other employees, a portion of their base compensation is paid in RSUs that are granted ratably over the year and vest quarterly. During 2021, we granted RSUs for the future issuance of a total of 144,457 shares of common stock under these agreements. At December 31, 2021, all of these RSUs were vested, but must meet distribution requirements before any shares of common stock will be issued.
●	We also granted RSUs to certain other employees and consultants. These awards were communicated via employment letters or consulting agreements. During 2021, we granted RSUs for the future issuance of 110,206 shares of common stock under these agreements. At December 31, 2021, 6,250 of these have vested but must meet distribution requirements before any shares of common stock will be issued, and pursuant to consulting agreements, RSUs for 14,000 shares of common stock vested and were issued.
●	On July 1, 2021, we granted RSUs for the future issuance of 202,930 shares of common stock to our employees, 4,000 of which were forfeited upon one employee’s voluntary termination of employment. Of the 198,930 RSUs remaining, RSUs for the future issuance of 79,572 shares of common stock contain a service condition that requires continued employment over a two-year period. RSUs for the future issuance of 39,786 shares of common stock vest on July 1, 2022 and the remaining vest on July 1, 2023. RSUs for the future issuance of 119,358 shares of common stock vest upon meeting the following performance criteria: (i) RSUs for the future issuance of 39,786 shares of common stock vest upon the completion of the interim analysis of Cohorts 1 and 2 for our PCS6422 Phase 1B clinical trial; (ii) RSUs for the future issuance of 39,786 shares of common stock vest upon the completion of the interim analysis of our PCS499 Phase 2B clinical trial; and (iii) RSUs for the future issuance of 39,786 shares of common stock vest upon the next capital raise(s) totaling a cumulative amount of at least $30 million. On November 1, 2021, we completed cohort 1 and 2 interim analysis for PCS6422 and the RSUs for the future issuance of 39,786 shares of common stock related to this performance condition vested.

The following table summarizes the information about RSUs outstanding for the year ended December 31, 2021.

	Number of shares	Weighted-average grant-date fair value per share
Outstanding at January 1, 2021	-	$-
Granted	457,593	7.75
Forfeited	(4,000)	8.61
Shares issued	(14,000)	7.12

Outstanding at December 31, 2021	439,593	$7.76
Vested and unissued	(190,493)	$7.41

Unvested at December 31, 2021	249,100	$8.03

Holders of our vested RSUs have our promise to issue shares of our common stock upon the earlier to occur of the distribution restrictions contained in their Restricted Stock Unit Award Agreement. The distribution restrictions are different (longer) than the vesting schedule, imposing an additional restriction on the holder. Unlike RSAs, while certain employees may hold fully vested RSUs, the individual does not hold any shares or have any rights of a shareholder until the distribution restrictions are met. The RSUs contain dividend equivalent rights.

Stock Options

We made one stock option grant to a consultant for the purchase of 30,000 shares during the year ended December 31, 2021 and did not grant any stock options during the same period in 2020.

The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model at the date of grant. We lacked company-specific historical and implied volatility information and therefore, we determined our expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The expected volatility of stock option granted on or after September 1, 2021 will be calculated using the Company’s historical closing stock prices. The expected term of our stock options was determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The fair value of the option award granted during the year ended December 31, 2021 was estimated using the following assumptions:

Average risk-free rate of interest	1.85%
Expected term (years)	2
Expected stock price volatility	81.77%
Dividend yield	0%

The following table summarizes our stock option activity during the years ended December 31, 2020 and 2021:

	Total options Outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2020	176,962	$17.93
Forfeited	(24,156)	16.80
Outstanding as of December 31, 2020	152,806	18.11
Options granted	30,000	11.70	1.2
Forfeited	(4,310)	16.80
Outstanding as of December 31, 2021	178,496	17.07	3.6
Exercisable (vested) at December 31, 2021	154,398	$17.14	3.6

The weighted average grant-date fair value per share of options granted during the year ended December 31, 2021 was $5.23. No forfeiture rate was applied to these stock options. The aggregate fair value of stock options vested at December 31, 2021 and 2020 was $1,659,909 and $1,221,952, respectively.

No stock options were exercised during the years ended December 31, 2021 or 2020.

Warrants

The following table summarizes our warrant activity during the years ended December 31, 2021 and 2020. We did not issue any warrants during 2020.

	Total warrants outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2020	534,674	$18.34
Warrants granted	-	-	-
Outstanding as of December 31, 2020	534,674	18.34
Warrants granted	229,268	8.09
Forfeited	(460,217)	18.31
Outstanding as of December 31, 2021	303,725	10.66	1.5
Exercisable (vested) at December 31, 2021	278,725	$10.90	1.4

Our outstanding warrants expire at various dates through September 1, 2024.

On January 26, 2021, we issued a warrant for the purchase of 100,000 shares of our common stock to a consultant in exchange for service to be provided in 2021. The warrant expires on January 11, 2023 and has an exercise price of $7.18 per share. There were no vesting conditions associated with this warrant.

On September 1, 2021, we also issued a warrant for the purchase of 50,000 shares of our common stock to another consultant in exchange for service to be provided in 2021 and 2022. The warrant expires on September 1, 2024 and has an exercise price of $8.00 per share. The warrant vests 12,500 options on each of September 30, 2021, December 31, 2021, March 31, 2022, and June 30, 2022, subject to continued service.

We determined the fair value of the warrants granted at the date of grant to be $321,158 and $139,900, respectively, using the Black-Scholes option pricing model with the following assumptions:

Average risk-free rate of interest	0.42 –1.85%
Expected term (years)	2.00–3.00
Expected stock price volatility	74.48–81.77%
Dividend yield	0%

We recognize expense based on the fair value of the warrants over their service or vesting periods and recorded $391,108 related to these warrants during the year ended December 31, 2021.

On February 16, 2021, we also issued warrants for the purchase of 79,268 shares of our common stock to our placement agent in connection with a private placement of 1,321,132 shares of our common stock as described in Note 7. These warrants are exercisable for cash at $9.30 per share and expire on February 16, 2023.

Note 6 – Paycheck Protection Program Loan

In May 2020, we entered into a $162,459 Paycheck Protection Promissory Note (the “PPP Loan”) with the Bank of America. The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The original terms of the loan was two years with a maturity date of May 5, 2022 and it contained a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred for the first six months of the term of the PPP Loan until November 5, 2020. We used the proceeds of our PPP Loan for payroll costs. On January 18, 2021, we applied for full forgiveness of the loan and in August 2021, we received notice from the Small Business Administration that our loan had been forgiven.

Note 7 – Stockholders’ Equity

On January 1, 2022, we amended our Certificate of Incorporation increased the number of authorized shares of our common stock from 30,000,000 to 50,000,000. We believe 50,000,000 authorized shares of common stock better aligns our capital structure with our future needs.

Preferred Stock

There were no issued or outstanding shares of preferred stock at either December 31, 2021 or 2020.

Common Stock

During the year ended December 31, 2021, we had the following grants and issuances:

●	On February 24, 2021, we sold in a private placement 1,321,132 shares of our common stock to accredited and institutional investors for gross proceeds of $10.2 million. Net proceeds from the offering were $9.9 million. In connection with the placement, we issued warrants for the purchase of 79,268 shares of our common stock to our placement agent. These warrants are exercisable for cash at $9.30 per share and expire on February 16, 2023.

●	On June 8, 2021, we granted 37,500 RSAs to an employee in accordance with their employment agreement.

●	On June 16, 2021, we issued 44,689 shares of our common stock to Ocuphire Pharma, Inc. pursuant to the Ocuphire Agreement (see Note 10).

●	On August 20, 2021, we entered into an equity distribution agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds from the ATM Offering over time as a source for working capital and general corporate purposes. We are not obligated to make any sales of our common stock under the Sales Agreement and no assurance can be given that we will sell any shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. We will pay the Sales Agent an aggregate of up to 3.0% of the gross proceeds of the sales price per share of common stock sold through the Sales Agent under the Sales Agreement. The shares under the ATM Offering will be sold and issued pursuant to our S-3 shelf registration statement (Registration No. 333-257588) filed on July 30, 2021. During year ended December 31, 2021, we sold 21,597 shares of our common stock under the “at-the-market” offering sales agreement at an average price of approximately $8.33 per share for aggregate gross proceeds of approximately $179,831 prior to deducting sales commissions.

●	On October 6, 2021, we also issued 100,000 shares of our common stock to Elion Oncology pursuant to the Elion License Agreement.

●	We granted 17,800 shares of common stock, along with a combination of warrants and stock options for the purchase of 180,000 shares of common stock, to consultants in accordance with consulting agreements for services that will be provided in 2021 and 2022. Of the 17,800 shares granted, 14,300 were issued and outstanding at December 31, 2021. The total fair value of these grants was $743,378. We are amortizing this amount over the related contract lives and in accordance with their vesting schedule.

Also during the year ended December 31, 2021, 9,176 vested RSAs were forfeited to pay for federal, state and local income taxes and an additional 1,530 unvested RSAs were forfeited upon employment termination.

On December 15, 2020, the holders of all our outstanding 2019 Senior 8% Convertible Notes converted their notes and accrued interest into 247,088 shares of our common stock based on a conversion price of $3.60 per share, which, pursuant to the 2019 Senior Note Agreement, is a 10% discount on the public offering price of $4.00 per share received on our underwritten offering in October 2020.

We closed on our underwritten public offering of 4,800,000 shares of common stock for a public offering price of $4.00 per share on October 6, 2020. Net proceeds from the offering were approximately $17.1 million. The following additional transactions occurred in connection with the closing of our underwritten public offering:

●	As a result of closing our public offering, we triggered the full ratchet anti-dilution provision of shares sold in PIPE transactions in 2018 and issued 1,156,487 shares of common stock to those stockholders. The full ratchet anti-dilution provisions expired following the closing of the offering.

●	DKBK, our line of credit lender, converted $700,000 principal amount outstanding and related accrued interest into 199,537 shares of common stock on October 6, 2020.

●	The conditions for finalizing our agreements with Aposense and Elion were met upon the close of our public offering and up-list to the Nasdaq Capital Market. Pursuant to their respective license agreements, we made a cash payment of $100,000 to Elion and issued 625,000 and 825,000 shares of common stock to Aposense and Elion, respectively.

●	We issued 250,000 shares of common stock to Yuhan, in addition to the 250,000 shares issued in August, pursuant to the agreement we entered into with them.

●	Restricted stock awards for 214,078 shares of our common stock vested on the completion of our public offering and up-list to the Nasdaq Capital Market on October 6, 2020.

We determined the sale of the 2019 Senior Notes triggered the full ratchet anti-dilution provision of common stock we sold in our 2018 Private Placement Transactions. As a result, those stockholders were entitled to 28,971 shares of common stock in the fourth quarter of 2019, which we issued on June 18, 2020. We had accounted for these shares as a deemed dividend payable at their par value. In connection with our 2019 Senior Notes, we issued warrants with a fair value of $197,403, which was recognized as interest expense during the year ended December 31, 2020.

Note 8 – Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss by the weighted average common stock outstanding (which excludes unvested RSAs) and vested RSUs. Diluted net loss per share is computed by dividing net loss by the diluted weighted average common stock outstanding, which includes potentially dilutive effect of stock options, unvested RSAs, unvested RSUs and warrants. Since we experienced a loss for both periods presented, basic and diluted net loss per share are the same and, as they would have an anti-dilutive impact on diluted net loss per share, any dilutive common shares outstanding were excluded from the computation shown below.

The computation of net loss per share for the year ended December 31, 2021 and 2020 was as follows:

	2021	2020
Basic and diluted net loss per share:
Net loss	$(11,427,534)	$(14,413,788)
Value of the full ratchet anti-dilution shares	-	(4,625,948)
Net loss available to common shareholders	$(11,427,534)	$(19,039,736)

Weighted-average number of common shares-basic and diluted	15,319,463	7,499,678

Basic and diluted net loss per share	$(0.75)	$(2.54)

We determined the sale of our common stock in our 2020 underwritten offering and the sale of our 2019 Senior Notes, which are convertible into common stock at a conversion rate of $14.28 per share, both triggered the full ratchet anti-dilution provision in 2020 of the common stock we sold in 2018 Private Placement Transactions. We issued 1,156,487 shares of our common stock in connection with triggering the full-ratchet anti-dilution provisions to shareholders who purchased these shares as a result of closing our underwritten offering in 2020. We valued these shares at $4,625,948, which is the closing price of the offering of $4.00 per share. This increased our weighted-average number of shares shown in the table above by 271,743. We also issued 28,971 shares of common stock to these shareholders in June 2020 related to the deemed dividend we recorded at the end of 2019. We determined the value of these shares at $506,993 based on a price per share of $17.50 which represents the closing price per share on October 18, 2019, the last day investors had to rescind their investment.

For purposes of computing our basic and diluted EPS for the year ended December 31, 2020, we increased our net loss available for common shareholders by the fair value of the additional shares issued related to the anti-dilution provision since they did not affect all our common shareholders equally and there were no contingencies related to the issuance of these shares at December 31, 2020.

As described in Note 5, we issued various equity instruments during the years ended December 31, 2021 and 2020 which impact our EPS calculation. All granted RSAs are considered issued and outstanding for purposes of our financial statements. Unvested RSAs are included as dilutive securities, but are excluded from our denominator of basic EPS. At December 31, 2021 and 2020, 91,109 and 122,782 RSAs, respectively, were not vested and were excluded from the EPS calculation. Vested RSUs are include in our computation of the weighted average shares for basic EPS and unvested RSUs are included as dilutive securities. At December 31, 2021, 249,100 unvested RSUs were excluded from the EPS calculation.

The outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods presented below:

	2021	2020
Stock options, unvested RSAs, unvested RSUs and purchase warrants	822,430	816,512

Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share. The treasury-stock method is used to determine the dilutive effect of our stock options and warrants grants, and the if-converted method is used to determine the dilutive effect of the 2019 Senior Notes in 2020.

Note 9 – Leases

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

Lease costs included in our consolidated statement of operations totaled $94,263 and $97,545 for the years ended December 31, 2021 and 2020, respectively. The weighted average remaining lease terms and discount rate for our operating leases were as follows at December 31, 2021:

Weighted average remaining lease term (years) for our facility and equipment leases	1.3
Weighted average discount rate for our facility and equipment leases	8.00%

Maturities of our lease liabilities for all operating leases were as follows as of December 31, 2021:

2022	$75,969
2023	6,228
2024	1,557
Total lease payments	83,754
Less: Interest	(5,291)
Present value of lease liabilities	78,463
Less: current maturities	(71,078)
Non-current lease liability	$7,385

Note 10 – License Agreements

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

As additional consideration, we will pay Elion development and regulatory milestone payments (a portion of which are payable in shares of our common stock and a portion of which are payable in cash) upon the achievement of certain milestones, which include FDA or other regulatory approval and dosing a patient. On October 6, 2021, 100,000 shares were issued to Elion for the first milestone payment. In addition, we must pay Elion one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Elion based on any sub-license agreement we may enter into.

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

CoNCERT Pharmaceuticals, Inc.

On March 19, 2018, Promet, Processa and CoNCERT amended the CoNCERT Agreement executed in October 2017. The Amendment assigned the CONCERT Agreement to us and we exercised the exclusive option for the PCS499 compound in exchange for CoNCERT receiving, in part, $8 million of our common stock that was held by Promet (298,615 shares at $26.79 per share), for the benefit of Processa in satisfaction of the obligation due for the exclusive license for PCS499 acquired by us. There was no change in the total shares issued and outstanding of 5,039,033. Promet contributed the payment of the obligation due for the exclusive license to us without consideration paid to them. As a result of the transaction, we recognized an exclusive license intangible asset with a fair value of $8 million and an offsetting increase in additional paid-in capital resulting from the exchange.

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

Note 11 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our consolidated statement of operations. We recorded $126,324 and $119,001 of reimbursements during the years ended December 31, 2021 and 2020, respectively. No amounts were due from CorLyst at December 31, 2021 and 2020. In September 2020, CorLyst prepaid shared expenses to us for the fourth quarter of 2020 through the second quarter of 2021. At December 31, 2021 and 2020, we recognized $1,772 and $69,858 in prepaid reimbursements as due to related parties in the accompanying consolidated balance sheet. Our CEO is also the CEO of CorLyst and CorLyst is a shareholder.

At December 31, 2020, we had $154,730 due from certain employees for federal, state and local income taxes related to the restricted stock awards that vested in October 2020. We did not have a similar receivable at December 31, 2021.

Note 12 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with CROs and subcontractors to further develop our products. The contracts are cancellable, with varying provisions regarding termination. If we terminated a cancellable contract with a specific vendor, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. At December 31, 2021, we are contractually obligated for up to approximately $5.3 million of future services under the agreements with the CROs, but our actual contractual obligations will vary depending on the progress and results of the clinical trials.

Note 13 – Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at December 31, 2021, exceeded FDIC limits.

Note 14 – Subsequent Events

Lincoln Park Capital Fund, LLC Purchase Agreement

On March 23, 2022, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million of shares (the “Purchase Shares”) of our common stock, $0.0001 par value per share, subject to the terms and conditions in the Purchase Agreement. We issued 123,609 shares of common stock (valued at $450,000) to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement and agreed to reimburse Lincoln Park $25,000 for fees incurred in connection with the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to take certain actions relating to the registration under the Securities Act of 1933, as amended, of the offer and sale of the shares of common stock available for issuance under the Purchase Agreement.

Beginning on March 23, 2022, we have the right to present Lincoln Park with a purchase notice (a “Regular Purchase Notice”), directing Lincoln Park to purchase up to 25,000 Purchase Shares (the “Regular Purchase Amount”) provided that the closing sale price of the common stock on the purchase date is not below a threshold price set forth in the Purchase Agreement (a “Regular Purchase”). The Regular Purchase Amount may be increased to up to 75,000 shares if the closing sale price of our common stock on the applicable purchase date equals or exceeds certain higher threshold prices set forth in the Purchase Agreement. We and Lincoln Park may mutually agree to increase the Regular Purchase Amount with respect to any Regular Purchase under the Purchase Agreement, provided that Lincoln Park’s maximum committed purchase obligation under any single Regular Purchase shall not exceed $1,250,000. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement. The purchase price per share for each Regular Purchase will be based on prevailing market prices of the common stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of common stock under the Purchase Agreement. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

The aggregate number of shares that we can issue to Lincoln Park under the Purchase Agreement may in no case exceed 3,142,430 shares (subject to proportional adjustments for stock splits, reverse stock splits and similar events as described above), which number of shares is equal to 19.99% of the outstanding shares of common stock immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all sales of Purchase Shares to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the Purchase Agreement, such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock.

We may terminate the Purchase Agreement at any time, at our sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the common stock.

There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on our ability to enter into variable rate transactions described in the Purchase Agreement), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. We may deliver Purchase Notices under the Purchase Agreement, subject to market conditions, and in light of our capital needs from time to time and under the limitations contained in the Purchase Agreement. Any proceeds that we receive under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

Repurchase of Shares from Aposense, Ltd.

On March 29, 2022, we purchased 100,000 shares of our common stock from Aposense Ltd. for $300,000 in a private transaction.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2021, an evaluation was performed by management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, BD & Company, Inc., regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a smaller reporting company. We are not currently subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

Other than those noted below, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses Remediation

In our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, management identified material weaknesses in internal control over financial reporting. During 2021, we took steps to address the internal control deficiencies that contributed to the material weaknesses, including:

●	Expanded our risk assessment processes and developed an improved testing plan, along with the related documentation necessary for us to determine that we design, implement and maintain adequate controls over our financial processes and that our controls and procedures are operating effectively;
●	Documented and formally assessed our accounting and financial reporting policies and procedures, and implemented additional segregation of duties in key functions including changes to our procurement and cash disbursement processes such as implementing centralized vendor invoice processing procedures and Bank of America’s CashPro disbursement system; and
●	Improved, and plan to continue to improve, our policies, procedures and process documentation. We adopted several new corporate policies that are available on our website, including our Whistleblower Policy.

We believe implementation of the above remediated our previously reported material weaknesses. However, as part of our commitment to maintaining a strong internal control environment, we plan to continue to strengthen our internal controls over financial reporting during 2022 as follows:

●	We recently hired an additional member to our finance team with appropriate experience and GAAP technical accounting expertise, which will allow us to further increase our segregation of duties and expand our review and monitoring controls; and
●	We plan to engage a third-party provider to strengthen our internal controls for compliance with the Sarbanes-Oxley Act.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 of Form 10-K will be in our 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) is incorporated herein by reference to our 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2022 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description of the Exhibit

1.1	Equity Distribution Agreement, dated August 20, 2021, by and among Processa Pharmaceuticals, Inc. and Oppenheimer & Co. Inc (incorporated by reference to Form 8-K filed on August 20, 2021)
3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 16, 2020)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1.1 to Form S-1 filed on September 16, 2020)
3.1.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated August 8, 2019 (incorporated by reference to Exhibit 3 to Form 10-Q filed on August 14, 2019)
3.1.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020 (incorporated by reference to Exhibit 3.1.4 to Form S-1 filed on September 16, 2020)
3.1.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated January 1, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 6, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 16, 2020)
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 16, 2020)
4.2	Form of Warrant issued to Tribal Capital Markets LLC, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed February 18, 2021)
4.3	Form of Warrant for the 8% Senior Convertible Notes (incorporated by reference to Exhibit 4.6 to Form S-1 filed on September 16, 2020)
4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on September 16, 2020)
10.2	License Option Agreement with CoNCERT (incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 16, 2020)
10.3	Amendment to License Agreement and Securities Purchase Agreement with CoNCERT Pharmaceuticals (incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 16, 2020)
10.4+	Employment Agreement dated September 5, 2018, between Processa and James Stanker (incorporated by reference to Exhibit 10.4 to Form S-1 filed on September 16, 2020)
10.5+	Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 16, 2020)
10.6	Employment Agreement dated October 6, 2020, between Processa and R. Michael Floyd (incorporated by reference to Form 8-K, filed October 13, 2020)
10.7	License Agreement with Aposense, Ltd. dated May 24, 2020 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 16, 2020)
10.8	License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 16, 2020)
10.9	License Agreement with Elion Oncology, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 16, 2020)
10.10	Addendum No. 1 to the Aposense Ltd. License Agreement (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 25, 2021)
10.11	License Agreement with Ocuphire Pharma, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 17, 2021)
10.12	Purchase Agreement, dated March 23, 2022, between Processa Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 24, 2022)
10.13	Registration Rights Agreement, dated March 23, 2022, by and between Processa Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 24, 2022)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm, BD & Co. Inc. (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1**	XBRL Files

+	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ David Young
David Young
Chief Executive Officer (Principal Executive Officer)
Dated:	March 30, 2022

By:	/s/ James Stanker
James Stanker
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ David Young	Chief Executive Officer and Director	March 30, 2022
David Young

/s/ James Stanker	Chief Financial Officer	March 30, 2022
James Stanker

/s/ Khalid Islam	Director	March 30, 2022
Khalid Islam

/s/ Geraldine Pannu	Director	March 30, 2022
Geraldine Pannu

/s/ Virgil Thompson	Director	March 30, 2022
Virgil Thompson

/s/ Justin Yorke	Director	March 30, 2022
Justin Yorke

