Form 10-K/A
period 2021-12-31
Processa Pharmaceuticals, Inc.
filed 2022-05-02
CIK 1533743

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

The number of outstanding shares of the registrant’s common stock as of March 31, 2022 was 15,843,621.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
6143	BD & Co	Owings Mills, MD

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Processa Pharmaceuticals, Inc., a Delaware corporation (“we,” “our,” “us” or the “Company”), for the fiscal year ended December 31, 2021, originally filed with the SEC on March 30, 2022 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 30, 2022.

Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of March 31, 2022:

Name	Age	Position
Executive Officers:
David Young, Pharm.D, Ph.D.	69	Chairman of the Board of Directors and Chief Executive Officer
Sian Bigora, Pharm.D.	61	Chief Development Officer
Michael Floyd	66	Chief Operations Officer
Wendy Guy	57	Chief Administrative Officer
Patrick Lin	56	Chief Business and Strategy Officer
James Stanker	64	Chief Financial Officer

Non-Employee Directors:
Dr. Khalid Islam	66	Director
Geraldine Pannu	52	Director
Virgil Thompson	82	Director
Justin Yorke	55	Director

Executive Officers

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

Dr. Young is an expert in small molecule and protein non-clinical and clinical drug development. He has served on FDA Advisory Committees, was Co-Principal Investigator on an FDA-funded Clinical Pharmacology contract, was responsible for the analytical and pharmacokinetic evaluation of all oral products manufactured in the UMAB-FDA contract which led to the Scale-up and Post-Approval Changes (SUPAC) and in-vitro in-vivo correlation (IVIVC) FDA Guidance, taught FDA reviewers as part of the UMAB-FDA contract for five years, has served on National Institutes of Health (NIH) grant review committees, and was Co-Principal Investigator on a National Cancer Institute contract to evaluate new oncology drugs. Dr. Young has met with the FDA over 100 times on more than 50 drug products and has been a key team member on more than 30 NDA/supplemental NDA approvals. Dr. Young has more than 150 presentations-authored publications-book chapters, including formal presentations to the FDA, FDA Advisory Committees, and numerous invited presentations at both scientific and investment meetings. Dr. Young received his B.S. in Physiology from the University of California at Berkeley, his M.S. in Medical Physics from the University of Wisconsin at Madison, and his Pharm.D. - Ph.D. with emphasis in Pharmacokinetics and Pharmaceutical Sciences from the University of Southern California. We believe Dr. Young is qualified to serve on our Board due to his pharmaceutical experience.

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

Non-Employee Directors

Dr. Khalid Islam – Dr. Islam was the chairman and CEO of Gentium S.p.A. from 2009 to 2014, where he led its transition to a profitable company that subsequently sold for $1 billion. He has served on the board of Immunomedics Inc., which recently maximized shareholder value through a $21 billion transaction with Gilead Sciences. He is currently the Chairman of the Board of Directors of Fennec Pharmaceuticals Inc., Gain Therapeutics Inc. and Minoryx Therapeutics SL. He is an advisor to the venture group Kurma Biofund (Paris). Dr. Islam has served in a variety of roles of increasing responsibility from entrepreneurial start-ups to Fortune 100 companies and has served in both advisory and board capacities for several public and private health-care related companies. Dr. Islam holds a Ph.D from Imperial College, University of London. He also holds several patents and has published over 80 articles in leading journals.

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

Virgil Thompson – Mr. Thompson has served as a Director since October 2017 and previously served on the Board of Directors at Promet Therapeutics, LLC. He served as a Director of Mallinckrodt Pharmaceuticals (formerly Questcor Pharmaceuticals), and Director of GenZ Corporation, both companies he resigned from in 2017. From July 2009 to July 2015, he served as Chief Executive Officer and Director of Spinnaker Biosciences, Inc., and now serves as Chairman of the Board. Mr. Thompson also served as Chairman of the Board of Aradigm Corporation, as well as of Questcor Pharmaceuticals, Inc. until Questcor was acquired by Mallinckrodt in August 2014. Mr. Thompson served as the Chief Executive Officer and as a Director of Angstrom Pharmaceuticals, Inc. from 2002 to 2007. From 2000 to 2002, Mr. Thompson was Chief Executive Officer and a Director of Chimeric Therapies, Inc. From 1999 to 2000, Mr. Thompson was President, Chief Operating Officer and, from 1994, a Director of Bio-Technology General Corporation (subsequently Savient Pharmaceuticals, Inc.). Mr. Thompson obtained a bachelor’s degree in Pharmacy from the University of Kansas and a J.D. degree from the George Washington University Law School. We believe Mr. Thompson is qualified to serve on our Board because of his extensive industry knowledge and board experience with publicly traded biotechnology companies.

Justin Yorke – Mr. Yorke has served as a Director since October 2017. Mr. Yorke has over 25 years of experience as an institutional equity fund manager and senior financial analyst for investment funds and investment banks and was appointed as a Director in August 2017. For more than the past 16 years, he has been a managing member of San Gabriel Advisors and Arroyo Capital Management, which manages the San Gabriel Fund, JMW Fund and the Richland Fund whose primary activity is investing in public and private companies in the United States. Mr. Yorke currently serves as a Director of Splash Beverage Group. He also served as non-executive Chairman of Jed Oil and a Director/CEO at JMG Exploration. Mr. Yorke was a Fund Manager and Senior Financial Analyst, based in Hong Kong, for Darier Henstch, S.A., a private Swiss bank, where he managed their $400 million Asian investment portfolio. Mr. Yorke was an Assistant Director and Senior Financial Analyst with Peregrine Asset Management, which was a unit of Peregrine Securities, a regional Asian investment bank. Mr. Yorke was a Vice President and Senior Financial Analyst with Unifund Global Ltd., a private Swiss Bank, as a manager of its $150 million Asian investment portfolio. Mr. Yorke has a B.A. from University of California, Los Angeles. We believe Mr. Yorke is qualified to serve on our Board because of his extensive investment experience.

Board Composition

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

Committees of the Board of Directors

Each of the below committees has a written charter approved by our Board of Directors located at our website: www.processapharmaceuticals.com. Each of the committee’s report to our Board of Directors as such committee deems appropriate and as our Board of Directors may request. Copies of each charter are posted on the investor relations section of our website. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

The Board of Directors met five times during 2021. All directors attended each meeting.

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

The audit committee met four times during 2021. All the committee members attended each meeting.

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

The compensation committee met two times during 2021. All the committee members attended each meeting.

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

The nominating and governance committee met one time during 2021. All the committee members attended each meeting.

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

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding;

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he or she was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies.

Except as set forth above and in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 11. Executive Compensation

This section provides an overview of the compensation of our named executive officers. Our named executive officers for the fiscal year ended December 31, 2021 are:

●	David Young, our Chief Executive Officer;
●	Sian Bigora, our Chief Development Officer;
●	Mike Floyd, our Chief Operating Officer;
●	Wendy Guy, our Chief Administrative Officer and Corporate Secretary;
●	Patrick Lin, our Chief Strategy and Development Officer; and
●	James Stanker, our Financial Officer

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our named executive officers in respect of their service to us during the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($) (2)	Total ($)
David Young	2021	87,500	347,012	-	-	434,512
Chief Executive Officer	2020	58,333	380,052	-	-	438,385

Sian Bigora	2021	87,500	347,012	-	25,566	460,078
Chief Development Officer	2020	75,833	380,052	-	24,629	480,514

Michael Floyd (3)	2021	87,500	596,387	-	22,335	706,222
Chief Operations Officer	2020	21,875	50,000	-	5,576	77,451

Wendy Guy	2021	87,500	347,012	-	295	434,807
Chief Administrative Officer	2020	87,500	380,052	-	907	468,459

Patrick Lin	2021	87,500	347,012	-	21,955	456,467
Chief Business and Strategy Officer	2020	75,492	380,052	-	20,684	476,228

James Stanker	2021	87,500	347,012	-	-	434,512
Chief Financial Officer	2020	87,500	380,052	-	-	467,552

(1) Reflects the aggregate grant date fair value of restricted stock awards and restricted stock units granted in 2021 and 2020 calculated in accordance with FASB ASC Topic 718. Refer to “Note 5 – Stock-Based Compensation” in our December 31, 2021 consolidated financial statements appearing in our Annual Report on Form 10-K, which was originally filed on March 30, 2022, for a discussion of the assumptions used underlying the valuation of the equity awards.

Stock awards for 2021 include the following:

●	the fair value ($184,512) of awards made in the form of restricted stock units for 21,430 shares of our common stock were granted to each named executive officers on July 1, 2021, contained either service or performance vesting conditions, and must meet distribution requirements before any shares of common stock will be issued. The restricted stock units for the future issuance of (i) 8,572 shares of our common stock vest ratably over the subsequent two years and (ii) 12,858 shares of our common stock vest upon meeting the following performance criteria: (a) 4,286 shares of our common stock when we completed the interim analysis for PCS6422 (which was completed on November 1, 2021); (b) 4,286 shares of our common stock when we complete the interim analysis for PCS499; and (c) 4,286 shares of our common stock when we cumulatively raise at least $30 million.

●	the portion of the named executive officer’s base compensation paid in cash restricted stock units which were earned ratably during the year and vested at the end of each calendar quarter. During 2021, each of our named executive officers were awarded restricted stock units representing $162,500 of deferred compensation or 22,780 shares of our common stock. This translated into an average award price of $7.13 per share. The common stock awarded will not be distributed to the named executive officers until the earlier of: (i) their termination, (ii) the third anniversary from the grant date, (iii) a change of control, or (iv) their death.

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

Setting Executive Compensation

Our compensation committee has primary responsibility for, among other things, determining our compensation philosophy, evaluating the performance of our named executive officers, setting the compensation and other benefits of our named executive officers and administering our equity compensation plan.

It is our CEO’s responsibility to provide recommendations to the compensation committee for most compensation matters related to executive compensation. The recommendations are based on a general analysis of market standards and trends and an evaluation of the contribution of each executive officer to our performance. Our compensation committee considers, but retains the right to accept, reject or modify such recommendations and has the right to obtain independent compensation advice. Neither the CEO nor any other members of management is present during executive sessions of the compensation committee. The CEO is not present when decisions with respect to his compensation are made. Our Board of Directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program.

We have not historically utilized a compensation consultant to set the compensation of our named executive officers.

Elements of Executive Compensation

We believe the most effective compensation package for our named executive officers is one designed to reward achievement of individual and corporate objectives; provide for short-term, medium-term and long-term financial and strategic goals; and align the interest of management with those of the stockholders by providing incentives for improving stockholder value. To accomplish that objective, our named executive officers have, and it is anticipated will continue to receive, the majority of their annual compensation in the form of restricted stock units or restricted stock awards. As shown in the Summary Compensation Table, each of our named executive officers received cash compensation in each of 2021 and 2020 of only $87,500.

Base Compensation. We pay our named executive officers base compensation to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. For 2021, each of our named executive officer’s base salary was $250,000, of which we only paid $87,500 in cash and the remainder paid in restricted stock units which were earned ratably during the year and vested at the end of each calendar quarter. During 2021, each of our named executive officers were awarded restricted stock units representing 22,780 shares of our common stock. This translated into an average award price of $7.13 per share. The common stock awarded will not be distributed to the named executive officers until the earlier of: (i) their termination, (ii) the third anniversary from the grant date, (iii) a change of control, or (iv) their death.

Adjustments to base salaries are expected to be determined annually and may be increased based on the executive officer’s success in meeting or exceeding individual objectives, as well as to maintain market competitiveness. Additionally, base salaries can be adjusted as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities.

Equity Awards. We have used equity awards to align the interest of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our common stock, which, in turn, is indirectly attributable to the performance of our executive officers. We believe these equity-based award opportunities align the interests of our named executive officers with those of our stockholders as they indirectly influence the performance of the Company’s common stock.

During 2021, we granted restricted stock units (RSUs) to each of our executive officers for 21,430 shares of our common stock that contained either service or performance vesting conditions and must meet distribution requirements before any shares of common stock will be issued. RSUs for the future issuance of (i) 8,572 shares of our common stock vest ratably over the subsequent two years and (ii) 12,858 shares of our common stock vest upon meeting the following performance criteria: (a) 4,286 shares of our common stock when we completed the interim analysis for PCS6422 (which was completed on November 1, 2021); (b) 4,286 shares of our common stock when we complete the interim analysis for PCS499; and (c) 4,286 shares of our common stock when we cumulatively raise at least $30 million.

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

2022 Compensation Plan. On March 15, 2022, the compensation committee recommended, and the Board of Directors approved, the following compensation for each of our named executive officers for 2022:

●	a base salary as depicted in the table below, consisting of a cash salary component of $93,875 for each named executive officer payable in semi-monthly installments and an equity component which vary between $203,375 and $420,875 depending on the executive officer’s role. The number of shares of restricted stock is calculated using the average stock price for the respective month and vest quarterly.

Name and Principal Position	2022 Total Base Salary ($)	Cash Portion of Base Salary ($)	Equity Portion of Base Salary ($)
David Young	514,750	93,875	420,875
Sian Bigora	342,250	93,875	248,375
Michael Floyd	297,250	93,875	203,375
Wendy Guy	297,250	93,875	203,375
Patrick Lin	297,250	93,875	203,375
James Stanker	328,750	93,875	234,875

●	restricted stock units representing 247,841 shares of our common stock. The restricted stock units each had a fair market value on the grant date of $746,000. The restricted stock units cliff vest on January 1, 2023. On the date of grant, there was not sufficient shares available under our 2019 Omnibus Incentive Plan available. As such, 110,139 of these restricted stock units are considered contingent and will be issued only upon approval by our shareholders at our next annual shareholder meeting to increase the number of shares available for grant under our 2019 Omnibus Incentive Plan.

Employment Agreements

We do not currently have any executive employment agreements with any of our named executive officers in connection with their employment with us other than our employment agreement with Michael Floyd, as described below.

●	Floyd Employment Agreement. Pursuant to the employment agreement with Mr. Floyd, he initially received an annual base salary of $87,500. We granted Mr. Floyd 50,000 Restricted Stock Awards (RSAs) of our common stock, which is subject to service vesting criteria. In the event Mr. Floyd is terminated without Cause (as defined in the Agreement), or for Good Reason (as defined in the Agreement), we are required to provide 52 weeks’ notice in writing. The RSAs shall fully vest upon Change in Control (as defined in the Agreement) if Mr. Floyd is terminated without Cause or for Good Reason. He may also receive a severance payment at our discretion. Mr. Floyd is entitled to participate in all employee benefits available to employees of the Company. The employment agreement also includes confidentiality provisions.

Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan

We maintain an Omnibus Plan that provides us with the authority to issue up to 3,000,000 shares of our common stock to eligible participants. The two complementary goals of the Omnibus Plan are to attract and retain outstanding individuals to serve as our officers, directors, employees and consultants, and to increase stockholder value by providing participants incentives to increase stockholder value by offering the opportunity to acquire shares of our common stock, receive monetary payments based on the value of our common stock and receive other incentive compensation on the potentially favorable terms that the Plan provides. The following is a summary of the material provisions of the Omnibus Plan:

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

Shares Reserved under the Omnibus Plan. We have reserved an aggregate of 3,000,000 shares of our common stock available for issuance under the Omnibus Plan. We may issue all reserved shares pursuant to the exercise of incentive stock options. The number of shares reserved for issuance under the Omnibus Plan will be reduced on the date of the grant of any award by the maximum number of shares, if any, that may become payable with respect to which such award is granted. However, an award that may be settled solely in cash will not deplete the Omnibus Plan’s share reserve at the time the award is granted. If (a) an award lapses, expires, is canceled, or terminates without issuance of shares or is settled in cash, (b) the Administrator determines that the shares granted under an award will not be issuable because the conditions for issuance will not be satisfied, (c) shares are forfeited under an award, or (d) shares are issued under any award and we reacquire them pursuant to our reserved rights upon the issuance of the shares, then those shares are added back to the reserve and may again be used for new awards under the Omnibus Plan. Shares that are tendered or withheld in payment of the exercise price of a stock option or as a result of the net settlement of an outstanding stock appreciation right, shares we purchase using proceeds from stock option exercises and shares tendered or withheld to satisfy any federal, state, or local tax withholding obligations may or may not be made available for re-issuance under the Omnibus Plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding equity awards held by each of our named executive officers as of December 31, 2021:

	Stock Option Awards(1,2)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Number of Shares of Stock not Vested(3)	Market Value of Shares Not Vested ($)(4)
David Young (5)	7/1/2021	-	-	-	8,572	42,003
	7/1/2021	-	-	-	4,286	21,001
	7/1/2021	-	-	-	4,286	21,001
	08/05/20	-	-	-	7,601	37,245

Sian Bigora	7/1/2021	-	-	-	8,572	42,003
	7/1/2021	-	-	-	4,286	21,001
	7/1/2021	-	-	-	4,286	21,001
	08/05/20	-	-	-	7,601	37,245
	06/20/19	6,549	1,310	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	5,198	-	16.80	-	-

Michael Floyd	6/8/2021	-	-	-	37,500	183,750

Wendy Guy	7/1/2021	-	-	-	8,572	42,003
	7/1/2021	-	-	-	4,286	21,001
	7/1/2021	-	-	-	4,286	21,001
	08/05/20	-	-	-	7,601	37,245
	06/20/19	6,549	1,310	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	5,198	-	16.80	-	-

Patrick Lin	7/1/2021	-	-	-	8,572	42,003
	7/1/2021	-	-	-	4,286	21,001
	7/1/2021	-	-	-	4,286	21,001
	08/05/20	-	-	-	7,601	37,245
	06/20/19	6,549	1,310	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	5,198	-	16.80	-	-

James Stanker	7/1/2021	-	-	-	8,572	42,003
	7/1/2021	-	-	-	4,286	21,001
	7/1/2021	-	-	-	4,286	21,001
	08/05/20	-	-	-	7,601	37,245
	06/20/19	6,549	1,310	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	1,733	-	16.80	-	-
	06/20/19	5,198	-	16.80	-	-
	09/01/18	37,667	7,533	19.88	-	-
	09/01/18	2,572	-	19.88	-	-

(1) The stock options granted on June 20, 2019 vest over three years. Options granted to Mr. Stanker on September 1, 2018 vested 2,572 shares over one year and 45,200 shares vest 25% after one year with the remaining options vesting ratably over the subsequent 36-month period.

(2) Options for the purchase of 16,523 shares of our common stock were granted to each of Dr. Young, Dr. Bigora, Wendy Guy, Patrick Lin and James Stanker on June 20, 2019 contained either service or performance vesting conditions, have a contractual term of five years and an exercise price equal to the closing price of our common stock on the date of grant of $16.80. Stock options for the purchase of 7,859 shares of common stock vested one-third on the first anniversary date of the grant, with the remaining options vesting ratably over the subsequent two years. Stock options for the purchase of 8,664 shares vested upon meeting the following performance criteria: (i) options to purchase 1,733 shares of our common stock vested on August 29, 2019 when we in-licensed an additional drug asset; (ii) options to purchase 1,733 shares of our common stock vested on December 31, 2020 when we completed our Phase 2A clinical trial for PCS499; and (iii) options to purchase 5,198 shares of our common stock vested on October 6, 2020 when we up-listed to the Nasdaq market.

(3) Stock awards granted on August 5, 2020 vest over two years and the 7,601 shares held by Dr. Young, Dr. Bigora, Wendy Guy, Patrick Lin and James Stanker are scheduled to vest on August 5, 2022. The stock awards granted to Mr. Floyd on June 8, 2021 vest over three and a half years. Stock awards in the form of restricted stock units for 21,430 shares of our common stock were granted to each of Dr. Young, Dr. Bigora, Michael Floyd, Wendy Guy, Patrick Lin and James Stanker on July 1, 2021, contained either service or performance vesting conditions and must meet distribution requirements before any shares of common stock will be issued. These stock awards vest (i) 8,572 shares of our common stock ratably over the subsequent two years; (ii) 12,858 shares of our common stock upon meeting the following performance criteria: (a) 4,286 shares of our common stock when we completed the interim analysis for PCS6422 (which was completed on n November 1, 2021); (b) stock awards for 4,286 of our common stock when we complete the interim analysis for PCS499; and (c) stock awards for 4,286 of our common stock when we cumulatively raise at least $30 million.

(4) Market value is based on $4.90 per share, which was the closing market price of our common stock on December 31, 2021, the last trading day of the year.

(5) On October 1, 2020, Dr. Young voluntarily forfeited all stock options that had previously been granted to him in 2019.

(6) Not included in the above table are restricted stock units representing 22,780 shares of our common stock that are vested as of March 31, 2022 for each of our named executive officers.

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

Director Compensation

On March 15, 2022, our compensation committee recommended, and our Board of Directors approved, an amendment to our compensation plan for non-employee directors. Effective January 1, 2022, each non-employee director will receive an annual cash retainer of $12,000, payable in quarterly installments and an annual restricted stock grant of 18,208 shares equal to $63,000 total value, which was based on the closing price of our common stock on March 15, 2022 of $3.46 per share. These shares vest on December 31, 2022.

In 2021, each non-employee director received an annual cash retainer of $10,000, payable quarterly. For their 2021 service, in March 2022 each non-employee director also received 4,393 shares equal to $30,000 total value, which was based on an average price for the third quarter of 2021 of $6.83 per share. Our directors waived any cash compensation and director’s fees until we completed our up-list to Nasdaq in October 2020. As such, they did not earn or receive any cash compensation until the fourth quarter of 2020. We granted 6,876 restricted stock awards to each of Justin Yorke, Virgil Thompson and Geraldine Pannu on August 5, 2020, of which 4,538 restricted stock awards vested on October 6, 2020 when we successfully completed our underwritten public offering and up-listed to the Nasdaq Capital Market and 1,169 shares vested on August 5, 2021. The remaining 1,169 restricted stock awards vest on the second anniversary of the grant date.

Our directors are also reimbursed for any reasonable out-of-pocket expenses incurred in connection with service as a director.

The table below shows all compensation paid to our non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)(1)	Total ($)
Dr. Khalid Islam	10,000	30,000	40,000
Geraldine Pannu	10,000	30,000	40,000
Virgil Thompson	10,000	30,000	40,000
Justin Yorke	10,000	30,000	40,000

(1) As noted above, each director received 4,393 shares of our common stock for their 2021 service. These shares were issued to our directors in March 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 31, 2022 for:

●	Each of our directors;
●	Each of our named executive officers;
●	All of our current directors and executive officers as a group; and
●	Each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

The number of shares of our common stock beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 31, 2022, through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 15,752,512 shares of our common stock outstanding (excluding 91,109 issued but unvested shares of restricted stock and restricted stock units for 190,493 share of our common stock that have vested but the shares have not been issued) as of March 31, 2022. Shares of our common stock that a person has the right to acquire within 60 days of March 31, 2022, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

	Shares beneficially owned
	Shares	Percent
Name and address of beneficial owner (1)
Officers and Directors
David Young (2), (12), (13)	1,579,902	10.0%
Sian Bigora (3), (12)	582,857	3.7%
Michael Floyd (4)	175,056	1.1%
Wendy Guy (5), (12)	402,704	2.5%
Patrick Lin (6)	483,476	3.1%
James Stanker (7)	143,144	*
Khalid Islam (8)	193,395	1.2%
Geraldine Pannu (9)	10,100	*
Virgil Thompson (10)	99,567	*
Justin Yorke (11)	549,127	3.5%

Total for all Officers and Directors	4,219,328	26.2%

More than 5% Stockholders:
CorLyst, LLC (12), (13)	1,129,331	7.0%

* represents less than 1%

(1) Unless otherwise indicated, the address for each beneficial owner listed is c/o Processa Pharmaceuticals, Inc., 7380 Coca Cola Drive, Suite 106, Hanover, Maryland 21076.

(2) Consists of (i) 335,854 shares of common stock held directly by Dr. Young; (ii) 376,980 shares held by family entities; (iii) 829,287 shares held by CorLyst, LLC (“CorLyst”) (458,400 shares held on behalf of entities controlled by Dr. Young and 370,887 shares held on behalf of other stockholders); and (iii) restricted stock units for 37,781 shares of our common stock. Dr. Young is the Chief Executive Officer and Managing Member of CorLyst. Dr. Young disclaims beneficial ownership of a portion of CorLyst shares.

(3) Consists of (i) 395,418 shares of common stock held directly by Dr. Bigora; (ii) 133,353 shares held by CorLyst; (iii) restricted stock units representing 37,781 shares of common stock; and (iv) stock options for the purchase of 16,305 shares of common stock issuable pursuant to options held directly by Dr. Bigora exercisable within 60 days of March 31, 2022.

(4) Consists of (i) 70,930 shares of common stock held directly by Mr. Floyd; (ii) restricted stock units representing 37,781 shares of common stock; and (iii) 66,345 shares of common stock held directly by Elion Oncology, Inc. based Mr. Floyd’s ownership interest in Elion Oncology, Inc.

(5) Consists of (i) 181,927 shares of common stock held directly by Ms. Guy; (ii) 166,691 shares held by CorLyst; (iii) restricted stock units representing 37,781 shares of common stock; and (iv) stock options for the purchase of 16,305 shares of common stock issuable pursuant to options held directly by Ms. Guy exercisable within 60 days of March 31, 2022.

(6) Consists of (i) 429,390 shares of common stock held by Mr. Lin; (ii) restricted stock units representing 37,781 shares of common stock; and (iii) stock options for the purchase of 16,305 shares of common stock issuable pursuant to options held directly by Mr. Lin exercisable within 60 days of March 31, 2022.

(7) Consists of (i) 44,111 shares of common stock held directly by Mr. Stanker; (ii) restricted stock units representing 37,781 shares of common stock; and (iii) stock options for the purchase of 61,252 shares of common stock issuable pursuant to options held directly by Mr. Stanker exercisable within 60 days of March 31, 2022.

(8) Consists of (i) 72,486 shares of common stock held directly by Dr. Islam and (ii) 120,909 shares of common stock held directly by Elion Oncology, Inc. based Dr. Islam’s ownership interest in Elion Oncology, Inc.

(9) Consists of 10,100 shares of common stock held directly by Ms. Pannu.

(10) Consists of (i) 16,693 shares of common stock held directly by Mr. Thompson; (ii) 80,836 shares of common stock held directly by the Thompson Family Trust, of which Mr. Thompson is a trustee and has investment and disposition power over the shares of common stock; and (iii) 2,038 shares of common stock issuable pursuant to options held directly by Mr. Thompson exercisable within 60 days of March 31, 2022.

(11) Justin Yorke, a member of our Board of Directors, is a manager of the San Gabriel Fund, LLC, JMW Fund, LLC and the Richland Fund, LLC (collectively “the Funds”). The shares of common stock reported for Mr. Yorke include (i) 13,716 shares of common stock held directly by Mr. Yorke; (ii) the shares held by the Funds which total 533,373 shares; and (iii) 2,038 shares of common stock issuable pursuant to options held directly by Mr. Yorke exercisable within 60 days of March 31, 2022.

(12) CorLyst is the beneficial holder of 1,129,331 shares. This beneficial ownership is allocated in the above table as follows: Dr. Young-related entities – 458,400 shares, Dr. Bigora – 133,353 shares; Ms. Guy – 166,691 shares; and other stockholders – 370,887 shares.

(13) Although Dr. Young confers with all other members or parties associated with CorLyst, Dr. Young has voting and investment control of this entity.

Equity Compensation Plan Information

The table below provides information as to our 2019 Omnibus Incentive Plan as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	280,724	(1)	$11.45	1,882,124

Equity compensation plans not approved by security holders	47,772		19.88	-

Total	328,496			1,882,124	(2)

(1)	Includes stock options to purchase 7,143 shares of our common stock issued under the prior equity compensation plan.
(2)	Consists of shares available for issuance under the 2019 Omnibus Incentive Plan, adjusted for the 17,572 shares issued to the board of directors in March 2022 for 2021 service.

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

CorLyst, LLC

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our consolidated statement of operations. We recorded $126,324 and $119,001 of reimbursements during the years ended December 31, 2021 and 2020, respectively. Dr. Young, our CEO and Chairman of our Board of Directors, is also the CEO and Managing Member of CorLyst. David Young spends a nominal amount of effort related to CorLyst activities and averages more than 40 hours per week on Processa activities. As of December 31, 2021, CorLyst beneficially owns 1,129,331 shares of our common stock.

License Agreement with Elion Oncology, Inc.

Mr. Floyd and Dr. Islam hold equity interests totaling 66.18% of Elion Oncology, Inc., which owns 1.8% of our common stock. On August 23, 2020, we entered into a condition precedent License Agreement with Elion Oncology (“Elion License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally. The grant of license was conditioned on the following being satisfied by October 30, 2020: (i) our closing on an equity financing of at least $15 million in gross proceeds and (ii) successful up-listing to Nasdaq.

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS6422 to the Processa portfolio, and we paid $100,000 cash and issued 825,000 shares of our common stock to Elion. Such shares were subject to a lock-up, with 50% of such shares released from such lock up after six months and the remaining 25% tranches to be released following 9 months and 12 months, respectively.

As part of the Elion License Agreement, we issued 100,000 shares of our common stock to Elion on October 6, 2021, the first anniversary of the Elion License Agreement. We have agreed to issue an additional 100,000 shares of our common stock on the second anniversary date of the Elion License Agreement. We believe the payment of this amount is probable and represent seller financing since the only condition related to their payment is the passage of time, which management does not believe is substantive. We valued the shares at $4.00 per share based on the underwritten public offering price on October 6, 2020, which is the date the conditions precedent in the license agreement were met.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to Processa for the years ended December 31, 2021 and 2020 by our independent auditor, BD & Company:

Service Type	2021	2020

Audit Fees	$86,000	$59,600

Audit-Related Fees	-	-

Tax Fees	-	-

All Other Fees	60,000	61,150

Total	$146,000	$120,750

Audit Fees. These fees were for professional services rendered for 2021 and 2020 in connection with the audit of our annual financial statements on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q. The amounts also include fees for services that are normally provided by BD & Company Inc. in connection with statutory and regulatory filings and engagements for the years identified.

All Other Fees. These fees were primarily for services related to our Registration Statements and related comfort letters in 2021 and 2020.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents were previously filed as part of the Original Filing:

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of our Annual Report on Form 10-K, which was originally filed on March 30, 2022.

(3) Exhibits

Exhibit Number	Description of the Exhibit

1.1	Equity Distribution Agreement, dated August 20, 2021, by and among Processa Pharmaceuticals, Inc. and Oppenheimer & Co. Inc (incorporated by reference to Form 8-K filed on August 20, 2021)
3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 16, 2020)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1.1 to Form S-1 filed on September 16, 2020)
3.1.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated August 8, 2019 (incorporated by reference to Exhibit 3 to Form 10-Q filed on August 14, 2019)
3.1.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020 (incorporated by reference to Exhibit 3.1.4 to Form S-1 filed on September 16, 2020)
3.1.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated January 1, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 6, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 16, 2020)
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 16, 2020)
4.2	Form of Warrant issued to Tribal Capital Markets LLC, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed February 18, 2021)
4.3	Form of Warrant for the 8% Senior Convertible Notes (incorporated by reference to Exhibit 4.6 to Form S-1 filed on September 16, 2020)
4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 30, 2022)
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on September 16, 2020)
10.2	License Option Agreement with CoNCERT (incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 16, 2020)
10.3	Amendment to License Agreement and Securities Purchase Agreement with CoNCERT Pharmaceuticals (incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 16, 2020)
10.4+	Employment Agreement dated September 5, 2018, between Processa and James Stanker (incorporated by reference to Exhibit 10.4 to Form S-1 filed on September 16, 2020)
10.5+	Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 16, 2020)
10.6	Employment Agreement dated October 6, 2020, between Processa and R. Michael Floyd (incorporated by reference to Form 8-K, filed October 13, 2020)
10.7	License Agreement with Aposense, Ltd. dated May 24, 2020 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 16, 2020)
10.8	License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 16, 2020)
10.9	License Agreement with Elion Oncology, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 16, 2020)
10.10	Addendum No. 1 to the Aposense Ltd. License Agreement (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 25, 2021)
10.11	License Agreement with Ocuphire Pharma, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 17, 2021)
10.12	Purchase Agreement, dated March 23, 2022, between Processa Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 24, 2022)
10.13	Registration Rights Agreement, dated March 23, 2022, by and between Processa Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 24, 2022)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 30, 2022)
23.1	Consent of Independent Registered Public Accounting Firm, BD & Co. Inc. (incorporated by reference to Exhibit 23.1 to Form 10-K filed on March 30, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed March 30, 2022)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ David Young
David Young
Chief Executive Officer (Principal Executive Officer)
Dated:	May 2, 2022

