Form 10-Q
period 2022-09-30
Processa Pharmaceuticals, Inc.
filed 2022-11-08
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of outstanding shares of the registrant’s common stock as of November 1, 2022 was 15,990,924.

PROCESSA PHARMACEUTICALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$9,054,576	$16,497,581
Due from tax agencies	-	70,274
Prepaid expenses and other	1,832,109	1,759,296
Total Current Assets	10,886,685	18,327,151

Property and Equipment, net	-	-

Other Assets
Operating lease right-of-use assets, net of accumulated amortization	246,979	74,181
Intangible assets, net of accumulated amortization	7,465,266	8,056,638
Security deposit	5,535	5,535
Total Other Assets	7,717,780	8,136,354
Total Assets	$18,604,465	$26,463,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of operating lease liability	$76,260	$71,078
Accounts payable	311,066	218,905
Due to licensor	589,000	400,000
Due to related parties	-	1,772
Accrued expenses	216,407	279,265
Total Current Liabilities	1,192,733	971,020
Non-current Liabilities
Non-current operating lease liability	171,707	7,385
Total Liabilities	1,364,440	978,405

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 50,000,000 shares authorized: 15,995,087 issued and 15,895,087 outstanding at September 30, 2022, and 15,710,246 issued and outstanding at December 31, 2021	1,600	1,571
Additional paid-in capital	68,773,666	62,306,861
Treasury stock at cost — 100,000 shares at September 30, 2022	(300,000)	-
Accumulated deficit	(51,235,241)	(36,823,332)
Total Stockholders’ Equity	17,240,025	25,485,100
Total Liabilities and Stockholders’ Equity	$18,604,465	$26,463,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Expenses
Research and development expenses	$3,136,838	$1,722,364	$8,319,907	$4,806,845
Acquisition of in-process research and development	-	50,953	-	566,583
General and administrative expenses	2,920,280	1,338,113	6,137,674	3,391,105

Operating Loss	(6,057,118)	(3,111,430)	(14,457,581)	(8,764,533)

Other Income (Expense)
Forgiveness of PPP loan and related accrued interest	-	-	-	163,771
Interest income, net	36,708	1,771	45,672	8,163

Net Operating Loss Before Income Tax Benefit	(6,020,410)	(3,109,659)	(14,411,909)	(8,592,599)
Income Tax Benefit	-	122,442	-	348,859

Net Loss	$(6,020,410)	$(2,987,217)	$(14,411,909)	$(8,243,740)

Net Loss per Common Share - Basic and Diluted	$(0.37)	$(0.19)	$(0.90)	$(0.54)

Weighted Average Common Shares Used to Compute Net Loss Applicable to Common Shares - Basic and Diluted	16,200,222	15,531,442	15,991,653	15,177,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2022

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2021	14,187,984	$1,419	$48,333,857	$-	$-	$(25,395,798)	$22,939,478
Stock-based compensation	12,500	1	620,590	-	-	-	620,591
Shares issued in private placement, net of transaction costs	1,321,132	132	9,875,418	-	-	-	9,875,550
Net loss	-	-	-	-	-	(2,099,480)	(2,099,480)
Balance, March 31, 2021	15,521,616	1,552	58,829,865	-	-	(27,495,278)	31,336,139
Stock-based compensation	38,300	4	762,592	-	-	-	762,596
Shares issued in connection with license agreement	44,689	4	299,996	-	-	-	300,000
Net loss	-	-	-	-	-	(3,157,043)	(3,157,043)
Balance, June 30, 2021	15,604,605	1,560	59,892,453	-	-	(30,652,321)	29,241,692
Stock-based compensation	(1,030)	-	981,869	-	-	-	981,869
Shares withheld to pay income taxes on stock-based compensation	(4,513)	-	(27,980)	-	-	-	(27,980)
Net loss	-	-	-	-	-	(2,987,217)	(2,987,217)
Balance, September 30, 2021	15,599,062	$1,560	$60,846,342	-	$-	$(33,639,538)	$27,208,364

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	15,710,246	$1,571	$62,306,861	-	$-	$(36,823,332)	$25,485,100
Stock-based compensation	103,670	10	828,887	-	-	-	828,897
Acquisition of treasury stock	-	-	-	(100,000)	(300,000)	-	(300,000)
Shares issued in connection with the Purchase Agreement with Lincoln Park	123,609	12	449,988	-	-	-	450,000
Net loss	-	-	-	-	-	(3,227,131)	(3,227,131)
Balance, March 31, 2022	15,937,525	1,593	63,585,736	(100,000)	(300,000)	(40,050,463)	23,236,866
Stock-based compensation and forfeitures	(18,208)	(1)	2,009,370	-	-	-	2,009,369
Net loss	-	-	-	-	-	(5,164,368)	(5,164,368)
Balance, June 30, 2022	15,919,317	1,592	65,595,106	(100,000)	(300,000)	(45,214,831)	20,081,867
Stock-based compensation and forfeitures	86,888	9	3,213,806	-	-	-	3,213,815
Shares withheld to pay income taxes on stock-based compensation	(11,118)	(1)	(35,246)	-	-	-	(35,247)
Net loss	-	-	-	-	-	(6,020,410)	(6,020,410)
Balance, September 30, 2022	15,995,087	$1,600	$68,773,666	(100,000)	$(300,000)	$(51,235,241)	$17,240,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(14,411,909)	$(8,243,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	484
Lease expense for right-of-use assets	66,126	62,624
Milestone expense in connection with license agreement	189,000	-
Acquisition of in-process research and development	-	300,000
Amortization of issuance costs	78,113	-
Amortization of intangible asset	591,372	593,365
Deferred income tax benefit	-	(348,859)
Stock-based compensation	6,052,081	2,287,863
Forgiveness of PPP loan and related accrued interest	-	(163,771)

Net changes in operating assets and liabilities:
Prepaid expenses and other	299,074	(664,417)
Operating lease liability	(69,420)	(64,121)
Accrued interest	-	362
Accounts payable	92,161	34,283
Due (from) to related parties	(1,772)	84,872
Other receivables	70,274	6,750
Accrued expenses	(62,858)	123,984
Net Cash Used In Operating Activities	(7,107,758)	(5,990,321)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	-	9,875,550
Shares withheld to pay taxes on stock-based compensation	(35,247)	(27,980)
Acquisition of treasury stock	(300,000)	-
Other	-	(180,285)
Net Cash (Used In) Provided By Financing Activities	(335,247)	9,667,285

Net Increase (Decrease) in Cash	(7,443,005)	3,676,964
Cash and Cash Equivalents – Beginning of Period	16,497,581	15,416,224
Cash and Cash Equivalents – End of Period	$9,054,576	$19,093,188

Non-Cash Financing Activities
Issuance of 123,609 shares of common stock in connection with the Purchase Agreement with Lincoln Park	$450,000	$-

Right-of-use asset obtained in exchange for operating lease liability	$(238,924)	-
Operating lease liability	238,924	-
Net	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Business Activities and Organization

We are a diversified clinical-stage biopharmaceutical company focused on the development of drug products that are intended to provide treatment for patients who have a high unmet medical need condition that affects survival or the patient’s quality of life and for which few or no treatment options currently exist. We currently have five drugs in our pipeline: four in various stages of clinical development (Next Generation Capecitabine previously identified as PCS6422, PCS12852, PCS499, and PCS3117) and one in nonclinical development (PCS11T). A summary of each drug is provided below.

●

Next Generation Capecitabine (NGC), previously identified as PCS6422, is a combination of PCS6422 and the FDA-approved cancer drug capecitabine. PCS6422 is an orally administered irreversible inhibitor of the enzyme dihydropyrimidine dehydrogenase (DPD). DPD metabolizes 5-Fluorouracil (5-FU), the major metabolite of capecitabine and widely used itself as an intravenous chemotherapeutic agent in many types of cancer, to multiple metabolites classified as catabolites. These catabolites do not have any cancer-killing properties but do cause dose-limiting side effects that may require dose adjustments or discontinuation of therapy.

When combining capecitabine with PCS6422 in NGC, capecitabine becomes a more potent cancer chemotherapy agent than current FDA-approved capecitabine requiring significantly lower doses. On August 2, 2021, we enrolled the first patient in our Phase 1B dose-escalation maximum tolerated dose trial in patients with advanced refractory gastrointestinal (GI) tract tumors. Our interim analysis of Cohorts 1 and 2A found no dose-limiting toxicities (DLTs), no drug-related adverse events greater than Grade 1, and no hand-foot syndrome, a major side effect found with the catabolites of 5-FU. In this Phase 1B trial it was demonstrated that the irreversible inhibition of DPD by PCS6422 could alter the elimination of 5-FU making NGC significantly more potent (greater than 50 times more potent) and potentially lead to higher levels of the group of metabolites called anabolites which can kill replicating cancer and normal cells. By administering NGC to cancer patients, the balance between anabolites and catabolites changes depending on the dosage regimens of PCS6422 and capecitabine used, making the efficacy-safety profile of NGC different than that of FDA-approved capecitabine and requiring further evaluation of the PCS6422 and capecitabine regimens to determine the optimal NGC regimens for patients.

In order for NGC to provide a safer and more efficacious profile for cancer patients compared to existing chemotherapy, understanding how the different regimens of PCS6422 and capecitabine may affect the systemic and tumor exposure to the anabolites, as well as the systemic exposure to the catabolites, is required. This can be achieved by following the timeline of DPD irreversible inhibition and the formation of new DPD using the plasma concentrations of 5-FU and its catabolites.

In an effort to better estimate the timeline of DP inhibition and formation of new DPD, we modified the protocol for the Phase 1B trial and began enrolling patients in the amended Phase 1B trial in April 2022. On November 1, 2022, we announced that data from the Phase 1B trial identified multiple dosage regimens with potentially better safety and efficacy profiles than currently existing chemotherapy regimens. Since 5-FU exposure is dependent on both the PCS6422 regimen and the capecitabine regimen, safe regimens were identified as well as regimens that cause DLTs. One regimen in the Phase 1B trial did cause DLTs in 2 patients, one of whom died. The Phase 1B study is continuing to enroll patients and is expected to complete enrollment in the first half of 2023. The next study will be a Phase 2B trial to determine which regimens provide an improved efficacy-safety profile over present therapy using the principles of the FDA’s Oncology Project Optimus initiative to help guide the design of the trial. This FDA initiative requires us to consider NGC regimens that are not at the maximum tolerated dose or exposure level. In 2023, we plan to meet with FDA to discuss the design of our Phase 2B trial and initiate the trial.

●

PCS12852 is a highly specific and potent 5HT4 agonist which has already been evaluated in clinical studies in South Korea for gastric emptying and gastrointestinal motility in healthy volunteers and volunteers with a history of constipation. In October 2021, the FDA cleared our IND application to proceed with a Phase 2A trial for the treatment of gastroparesis. We enrolled our first patient on April 5, 2022, and completed enrollment of the trial on September 2, 2022. Early results from this Phase 2A study which included 25 patients with moderate to severe gastroparesis, demonstrated improvements in gastric emptying in patients receiving 0.5 mg of PCS12852 as compared to placebo, and statistical significance was shown at p < 0.10 even though there were only a total of 14 patients in the 0.5 mg and placebo groups of this study. The mean (±SD) t50 change from baseline was decreased for 0.5 mg of PCS12852 compared with placebo by -31.90 ± 50.53 min vs -9.36 ±42.43 min, respectively. Differences were not observed between the placebo and the 0.1 mg dose. Adverse events associated with the administration of PCS12852 were generally mild to moderate as expected, occurred within the first few days after administration, and quickly resolved without any sequelae. There were no clinically significant cardiovascular safety events or serious adverse events (SAEs) reported during the study. Additional data from the study will be available at the end of 2022 and we plan to initiate a Phase 2B study in 2023.

7

●

Our pipeline drug to treat unmet medical need conditions caused by multiple pathophysiological changes in a patient is PCS499. PCS499 is an oral tablet of the deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). We completed a Phase 2A trial for PCS499 in patients with ulcerative and non-ulcerative necrobiosis lipoidica (NL) in late 2020, and in May 2021 we enrolled the first patient in our Phase 2B trial for the treatment of ulcerative NL. Based on our current enrollment, we expect to complete our interim analysis and complete enrollment of the Phase 2B trial during the first half of 2023; and, depending on the results, begin a pivotal Phase 3 trial in late 2023 or 2024. We have experienced delays in the enrollment of patients for this trial due in part to COVID-19 and the ultra-rare nature of this disease. As a result, we have initiated a number of recruitment programs to increase the enrollment of patients in this study and continue to evaluate additional options to meet our overall trial enrollment goals.

●

PCS3117 is a cytosine analog that is similar to gemcitabine (Gemzar®), but different enough in chemical structure that some patients are more likely to respond to PCS3117 than gemcitabine. The difference in response occurs because PCS3117 is metabolized to its active metabolite through a different enzyme system gemcitabine. We continue to evaluate the potential use of PCS3117 in patients with pancreatic cancer and to evaluate ways to identify patients who are more likely to respond to PCS3117 than gemcitabine. We anticipate initiating a Phase 2B trial or adaptive designed Phase 3 trial in 2023 subject to meeting with FDA and obtaining additional funding.

●	PCS11T is an analog of SN38 (SN38 being the active metabolite of irinotecan) and a next generation irinotecan drug for multiple types of cancers. The manufacturing process and sites for drug substance and drug product are presently being evaluated. In addition, we are defining the potential paths to approval, which include defining the targeted patient population and the type of cancer. We hope to submit an IND in 2024, followed by a Phase 1B maximum tolerated dose trial.

Impact of COVID-19

The COVID-19 pandemic continues to create uncertainties in expected timelines by causing delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work. We have experienced delays in the enrollment of patients in our PCS499 Phase 2B trial due to COVID-19 and the rareness of the disease. Some potential patients died from COVID-19 prior to screening and others continue to be reluctant to travel to our testing sites for fear of contracting COVID-19. Delays in enrollment lengthen the time of studies and increase their costs, which could materially impact our business in future periods. While we are hopeful the infection rate of COVID-19 will continue to decline, we cannot predict the future impact COVID-19 will have on our current and future clinical trials and continued delays could materially impact our business in future periods and further extend our timelines. For more information on the risks associated with COVID-19, refer to Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Liquidity

We have incurred losses since inception, devoting substantially all of our efforts toward moving the drugs in our pipeline through the regulatory process and other research and development activities, and have an accumulated deficit of approximately $51.2 million as of September 30, 2022. During the nine months ended September 30, 2022, we generated a net loss of approximately $14.4 million, of which $7.0 million represented non-cash expenses. Net cash used in our operating activities during the nine months ended September 30, 2022 was approximately $7.1 million. We expect to continue to generate operating losses and negative cash flow from operations for the foreseeable future. Based on our current plans, we believe our current cash balances along with the amounts available under the Purchase Agreement with Lincoln Park (see below and Note 3) are adequate for at least the next twelve months. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when needed.

We had no revenue during the nine months ended September 30, 2022 and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our active clinical trials, research and development expenditures and operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses.

On August 20, 2021, we entered into an equity distribution agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through or to our Sales Agent (the “ATM Offering”). We also expect to use net proceeds from any future ATM Offering as a source for working capital and general corporate purposes. The shares under the ATM Offering will be sold and issued pursuant to our S-3 shelf registration statement (Registration No. 333-257588) filed on July 30, 2021. See Note 3 for additional details concerning the ATM Offering.

On March 23, 2022, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) under which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of our shares of common stock, subject to the terms and conditions in the Purchase Agreement. We expect to use the proceeds from this Purchase Agreement as the source for working capital and general corporate purposes. See Note 3 for additional details concerning the Purchase Agreement.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of September 30, 2022 and December 31, 2021, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that benefits from our deferred tax assets will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. As part of an evaluation of our tax attributes, we recharacterized approximately $2 million of startup costs previously capitalized as an IRC Section 195 asset as net operating losses. The recharacterization has no impact on total deferred tax assets since we had previously and will continue to provide a full valuation allowance on our unutilized net deferred tax assets.

Under ACS 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year-to-date ordinary operating tax basis loss before income taxes. Based on the projection, we recognized the tax benefit from our projected ordinary tax loss, which was used to offset the deferred tax liabilities related to the intangible asset and resulted in the recognition of a deferred tax benefit shown in the condensed consolidated statements of operations for three and nine months ended September 30, 2021. No current income tax benefit or expense was recorded or is expected for 2022 or in the foreseeable future since the deferred tax liability was offset completely as of December 31, 2021 and we expect to generate future taxable net operating losses.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at September 30, 2022 exceeded FDIC limits.

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

Note 2 – Intangible Assets

Intangible assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Gross intangible assets	$11,059,429	$11,059,429
Less: accumulated amortization	(3,594,163)	(3,002,791)
Total intangible assets, net	$7,465,266	$8,056,638

Gross intangible assets consist primarily of costs we capitalized when we acquired the license rights to PCS499 in 2018. Amortization expense was $197,124 and $195,700 for the three months ended September 30, 2022 and 2021, and $591,372 and $593,365 for the nine months ended September 30, 2022 and 2021, respectively, and is included within research and development expense in the accompanying condensed consolidated statements of operations. As of September 30, 2022, our estimated amortization expense for the year ended December 31, 2022 and for annual periods thereafter until the asset is fully amortized is approximately $788,000.

Note 3 – Stockholders’ Equity

Preferred Stock

There were no issued or outstanding shares of preferred stock at either September 30, 2022 or December 31, 2021.

Common Stock

Increase in Our Authorized Number of Shares

On January 1, 2022, we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 30,000,000 to 50,000,000.

ATM Offering

On August 20, 2021, we entered into the Sales Agreement with the Sales Agent under which we may issue and sell up to $30.0 million of our common stock from time to time under the ATM Offering. We expect to use net proceeds from the ATM Offering over time as a source for working capital and general corporate purposes. We did not sell any shares during the nine months ended September 30, 2022.

Lincoln Park Capital Fund, LLC Purchase Agreement

On March 23, 2022, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of shares (the “Purchase Shares”) of our common stock, subject to the terms and conditions in the Purchase Agreement. We issued 123,609 shares of common stock (valued at $450,000) to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement and agreed to reimburse Lincoln Park $25,000 for fees incurred in connection with the Purchase Agreement. Concurrent with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to take certain actions relating to the registration under the Securities Act of 1933, as amended, of the offer and sale of the shares of common stock available for issuance under the Purchase Agreement.

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

Note 4 - Stock-based Compensation

The Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) allows us to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan originally provided for the aggregate issuance of 3,000,000 shares of our common stock. On July 11, 2022, our shareholders approved an increase in the aggregate number of shares of our common stock available for issuance under our 2019 plan by 3,000,000 shares to 6,000,000 shares in total. As of September 30, 2022, 2,430,146 shares were available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the three and nine month periods ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,067,613	$274,146	$1,945,113	$519,284
General and administrative	2,146,202	840,095	4,106,968	1,768,579
Total	$3,213,815	$1,114,241	$6,052,081	$2,287,863

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets relating to this expense.

Stock Options

No stock options were granted, cancelled or forfeited during the nine months ended September 30, 2022. As of September 30, 2022, we had fully vested outstanding options for the purchase of 178,496 shares with a weighted average exercise price of $17.07 and a weighted average remaining contractual life of 2.8 years.

Restricted Stock Awards

Activity in our Restricted Stock Awards (“RSAs”) during the nine months ended September 30, 2022 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2022	91,109	$7.74
Awarded	187,058	3.71
Forfeited	(29,326)	5.37
Issued	(119,829)	5.66

Outstanding at September 30, 2022	129,012	$4.37

As of September 30, 2022, unrecognized stock-based compensation expense of approximately $296,000 for RSAs is expected to be fully recognized over 0.92 years.

During the nine months ended September 30, 2022, we granted and issued RSAs for 59,766 shares of our common stock to consultants for services to be provided in 2022. These RSAs had a cumulative fair market value of $196,500 on the dates of grant and were expensed as stock-based compensation. We also granted RSAs for 109,720 shares of our common stock to our directors for their 2022 service which had a fair market value of $378,000 on the dates of grant. Additionally, on March 31, 2022, we issued 17,572 shares of our common stock to our directors in satisfaction of the $120,000 of directors’ fees we had accrued at December 31, 2021. On May 31, 2022, a director did not seek reelection and forfeited the RSAs for 18,208 shares of our common stock related to their 2022 service. On August 5, 2022, RSAs for 53,609 shares of common stock vested. Of these, 42,491 were issued and 11,118 shares were withheld to pay for federal, state and local income taxes.

We did not cancel any RSAs during the nine months ended September 30, 2022. Unvested RSAs representing 67,124 shares are expected to vest in the fourth quarter of 2022, 49,388 shares are expected to vest in 2023, and the remainder are expected to vest in 2024.

Restricted Stock Units

Activity in our Restricted Stock Units (“RSUs”) during the nine months ended September 30, 2022 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2022	439,593	$7.76
Awarded	2,343,575	3.11
Forfeited	(42,875)	5.35
Issued	(3,500)	6.65

Outstanding at September 30, 2022	2,736,793	3.82
Vested and unissued	(569,392)	4.87

Unvested at September 30, 2022	2,167,401	$3.54

As of September 30, 2022, unrecognized stock-based compensation expense of approximately $4.7 million for RSUs is expected to be fully recognized over a weighted average period of 0.35 years. The unrecognized expense excludes approximately $343,000 of expense related to certain RSUs with a performance milestone that is not currently probable of occurring.

During the nine months ended September 30, 2022, we granted RSUs related to the future issuance of 332,363 shares of our common stock pursuant to agreements with our Executive team and certain other employees where a portion of their base compensation is paid in RSUs. The value of an RSU award is based on the average share price of the month services were provided. These RSUs vest quarterly, but must meet distribution requirements before any shares of common stock are issued. Effective July 1, 2022, we established a $5.00 per share floor for the computation of the number of shares our Executive team members could earn under this program.

On April 1, 2022, we also granted RSUs for 1,979,818 shares of our common stock, of which RSUs related to the future issuance of 879,819 shares were subject to shareholder approval, which was received on July 11, 2022. These RSUs vest on January 1, 2023 and are subject to distribution requirements before any shares of common stock are issued. The RSUs that were not subject to shareholder approval had a fair value on April 1, 2022 of $3.3 million and the RSUs that were subject to shareholder approval had a fair value on July 11, 2022 of $2.9 million. The $3.3 million is being recognized ratably over the period from April 1, 2022 through December 31, 2022 and the $2.9 million is being recognized ratably over the period from July 2022 through December 31, 2022.

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

Warrants

No stock purchase warrants were granted and 18,107 expired during the nine months ended September 30, 2022. At September 30, 2022, we had outstanding and vested stock purchase warrants for the purchase of 285,618 shares with a weighted average exercise price of $10.25 and a weighted average remaining contractual life of 1.1 years.

Effective May 3, 2022, we extended the expiration date of a warrant held by a consultant by one year in connection with the extension of their service agreement. No other terms of the warrant, including the exercise price of $7.18, were changed. We are recognizing the expense of approximately $33,000 related to this warrant modification over a one-year period beginning May 2022.

Note 5 – Net Loss per Share of Common Stock

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding (which excludes unvested RSAs and includes vested RSUs) during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock (which includes the potentially dilutive effect of stock options, unvested RSAs, unvested RSUs and warrants) during the period. Since we experienced a net loss for both periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the three and nine month periods ended September 30, 2022 and 2021 excludes the impact of potentially dilutive common shares since those shares would have an anti-dilutive effect on net loss per share.

The computation of net loss per share for the three and nine month periods ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net loss per share:
Net loss available to common stockholders	$(6,020,410)	$(2,987,217)	$(14,411,909)	$(8,243,740)
Weighted average number of common shares-basic and diluted	16,200,222	15,531,442	15,991,653	15,177,306

Basic and diluted net loss per share	$(0.37)	$(0.19)	$(0.90)	$(0.54)

Our diluted net loss per share for the three and nine month periods ended September 30, 2022 and 2021 excluded 2,760,527 and 844,393 of potentially dilutive common shares, respectively, related to outstanding stock options, stock purchase warrants and unvested restricted stock since those shares would have had an anti-dilutive effect on net loss per share during the periods then ended.

Note 6 – Operating Leases

We lease our office space under an operating lease agreement, which was renewed on October 3, 2022 and its effects were recorded as of September 30, 2022. This lease does not have significant rent escalation, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions. Our office space lease includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. We also lease office equipment under an operating lease. Our leases do not provide an implicit rate and, as such, we have used our incremental borrowing rate of 8% to determine the present value of the lease payments based on the information available at the lease commencement date.

Lease costs included in our condensed consolidated statements of operations totaled $23,681 and $24,198 for the three months ended September 30, 2022 and 2021, respectively, and $72,209 and $70,029 for the nine months ended September 30, 2022 and 2021, respectively. The weighted average remaining lease terms and discount rate for our operating leases were as follows at September 30, 2022:

Remaining lease term (years) for our office lease	3.0	*
Remaining lease term (years) for our equipment lease	1.5
Weighted average remaining lease term (years) for our facility and equipment leases	2.95
Weighted average discount rate for our facility and equipment leases	8.0%

*	Includes term applicable to the lease renewal signed on October 3, 2022.

Annual lease liabilities for all operating leases were as follows as of September 30, 2022, including the remaining costs associated with the office lease renewal executed on October 3, 2022:

2022	$23,192
2023	93,629
2024	92,302
2025	70,040
Total lease payments	279,163
Less: Interest	(31,196)
Present value of lease liabilities	247,967
Less: current maturities	(76,260)
Non-current lease liability	$171,707

Note 7 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses in our condensed consolidated statement of operations. We recorded $94,642 and $92,419 of reimbursements during the nine months ended September 30, 2022 and 2021, respectively. No amounts were due from CorLyst at September 30, 2022 or 2021. Our CEO is also the CEO of CorLyst, and CorLyst is a shareholder.

Note 8 – Elion License Agreement

On May 17, 2022, we amended the third Milestone Event of Section 6.4 of our License Agreement with Elion Oncology, Inc. changing the third Milestone Event from “1st Patient in Dose Confirmation Study” to (a) determination of the maximum tolerated dose (MTD) or (b) determination of the recommended Phase 2 Dose. Prior to this amendment, the third milestone was not considered probable since it was unknown when, or if a dose confirmation study was going to be conducted. As a result of the modification, we consider it probable that the recommended Phase 2 dosage regimen could be determined in connection with our current Phase 1B trial for PCS6422. We recorded an expense and related liability of $189,000 representing the value of the shares we anticipate issuing to Elion at the fair value on the date of modification. No other terms or conditions of the License Agreement were modified.

Note 9 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations and subcontractors to further develop our products. The contracts are cancellable, with varying provisions regarding termination. If we terminated a cancellable contract with a specific vendor, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. As of September 30, 2022, we are contractually obligated to pay up to approximately $4.4 million of future services under the agreements with the CROs, but our actual contractual obligations will vary depending on the progress and results of the clinical trials.

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

Overview

Our mission is to develop drug products that improve the survival and/or quality of life for patients with high unmet medical need conditions for which few or no treatment options currently exist. We are a diversified clinical-stage development company, not a discovery company, that seeks to identify and develop drugs for patients who need better treatment options. To increase the probability of development success, our pipeline only includes drugs which have previously demonstrated some efficacy in the targeted population or a drug with very similar pharmacological properties that has been shown to be effective in the population.

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

Recent Developments

On March 23, 2022, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million of shares (the “Purchase Shares”) of our common stock, subject to the terms and conditions in the Purchase Agreement. We issued 123,609 shares of common stock (valued at $450,000) to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement and agreed to reimburse Lincoln Park $25,000 for fees incurred in connection with the Purchase Agreement. Concurrent with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to take certain actions relating to the registration under the Securities Act of 1933, as amended, of the offer and sale of the shares of common stock available for issuance under the Purchase Agreement. See Note 3 to the Condensed Consolidated Financial Statements for additional details concerning the Purchase Agreement. We put this facility in place to ensure that financing will not hinder the continued development of our pipeline should we run into unexpected circumstances in the future.

Impact of COVID-19

The COVID-19 pandemic continues to create uncertainties in expected timelines by causing delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work. We have experienced delays in the enrollment of patients in our PCS499 Phase 2B trial due to COVID-19 and the rareness of the disease. Some potential patients died from COVID-19 prior to screening and others continue to be reluctant to travel to our testing sites for fear of contracting COVID-19. Delays in enrollment lengthen the time of studies and increase their costs, which could materially impact our business in future periods. While we are hopeful the infection rate of COVID-19 will continue to decline, we cannot predict the future impact COVID-19 will have on our current and future clinical trials. Continued delays could materially impact our business in future periods and further extend our timelines.

Our Drug Pipeline

We currently have five drugs: four in various stages of clinical development (Next Generation Capecitabine previously identified as PCS6422, PCS12852, PCS499, and PCS3117) and one in nonclinical development (PCS11T). A summary of each drug is provided below:

PCS6422 (“Next Generation Capecitabine” when administered with Capecitabine)

On August 23, 2020, we in-licensed PCS6422 from Elion Oncology, Inc. (“Elion”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally.

PCS6422 is an oral, potent, selective, and irreversible inhibitor of dihydropyrimidine dehydrogenase (DPD), the enzyme that rapidly metabolizes a common chemotherapy drug known as 5-Fluorouracil (5-FU), into inactive metabolites, such as α-fluoro-β-alanine (F-Bal). F-Bal is a metabolite that has no anti-cancer activity but causes unwanted side effects, which notably leads to dose interruptions and significantly affects a patient’s quality of life. F-Bal is thought to cause Hand–Foot Syndrome (HFS) and other side effects associated with 5-FU, and greater formation of F-Bal appears to be associated with a decrease in the antitumor activity of 5-FU. HFS can affect activities of daily living, quality of life, and may require dose interruptions/adjustments and even therapy discontinuation resulting in suboptimal tumor effects. We believe that the inhibition of DPD by PCS6422 will significantly reduce 5-FU side effects related to a decrease in F-Bal, although the timeframe and magnitude for DPD inhibition have been shown to vary, ranging from 2-14 days depending on the de novo formation of DPD within a patient and the dosage regimen of PCS6422. With the inhibition of DPD, the level of the 5-FU anti-cancer metabolites could also be higher within cancer and normal cells leading to an improved efficacy profile and/or increased side effects associated with these anabolites such as neutropenia. By combining capecitabine (an oral pro-drug form of 5-FU) with PCS6422, the change in 5-FU metabolism should result in an increase in the systemic exposure of 5-FU based on the 5-FU Area Under the Plasma Concentration Curve (AUC) per mg of capecitabine dosed. This results in needing less capecitabine to kill cancer cells and treat each patient, making the combination of PCS6422 and capecitabine (the “Next Generation Capecitabine”) more potent than current FDA approved capecitabine.

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

Prior to Elion’s involvement, two multicenter Phase 3 studies were conducted in patients with colorectal cancer with PCS6422 administered in 10-fold excess to 5-FU and administered with the 5-FU. Unfortunately, we believe the dose of PCS6422 during these trials was not optimal and that PCS6422 was not administered early enough to irreversibly affect the DPD enzyme, thus the regimen tended to produce less antitumor benefit than the control arm with the standard regimen of 5-FU/leucovorin (LV) without PCS6422. In addition, later preclinical work suggested that when PCS6422 was present in excess of 5-FU and at the same time, it diminished the antitumor activity of 5-FU, which we believe supports the rationale of dosing PCS6422 such that the exposure at the time of 5-FU or capecitabine administration is as low as possible, yet continues to inhibit DPD activity to less than 10% of normal activity.

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

On August 2, 2021, we enrolled the first patient in our Phase 1B dose-escalation maximum tolerated dose trial in patients with advanced refractory gastrointestinal (GI) tract tumors. Our interim analysis of Cohorts 1 and 2A found no dose-limiting toxicities (DLTs), no drug related adverse events greater than Grade 1, and no HFS. In the Phase 1B study, it was demonstrated that the irreversible inhibition of DPD by PCS6422 could alter the elimination of 5-FU making NGC significantly more potent (greater than 50 times more potent) and potentially lead to higher levels of the anabolites which can kill replicating cancer and normal cells. By administering NGC to cancer patients, the balance between anabolites and catabolites changes depending on the dosage regimens of PCS6422 and capecitabine used, making the efficacy-safety profile of NGC different than that of FDA-approved capecitabine and requiring further evaluation of the PCS6422 and capecitabine regimens to determine the optimal NGC regimens for patients. In order for NGC to provide a safer and more efficacious profile for cancer patients compared to existing chemotherapy, understanding how the different regimens of PCS6422 and capecitabine may affect the systemic and tumor exposure to the anabolites, as well as the systemic exposure to the catabolites, is required. This can be achieved by following the timeline of DPD irreversible inhibition and the formation of new DPD using the plasma concentrations of 5-FU and its catabolites.

In an effort to better estimate the timeline of DP inhibition and formation of new DPD, we modified the protocol for the Phase 1B trial. We began enrolling patients in the amended Phase 1B trial in April 2022. On November 1, 2022, we announced that data from the Phase 1B trial identified multiple dosage regimens with potentially better safety and efficacy profiles than currently existing chemotherapy regimens. Since 5-FU exposure is dependent on both the PCS6422 regimen and the capecitabine regimen, safe regimens were identified as well as regimens that cause DLTs. One regimen in the Phase 1B trial did cause DLTs in 2 patients, one of whom died. The Phase 1B study is continuing to enroll patients and is expected to complete enrollment in the first half of 2023. The next study will be a Phase 2B trial to determine which regimens provide an improved efficacy-safety profile over present therapy using the principles of the FDA’s Oncology Project Optimus initiative to help guide the design of the trial. This FDA initiative requires us to consider NGC regimens that are not at the maximum tolerated dose or exposure level. In 2023, we plan to meet with FDA to discuss the design of our Phase 2B trial and initiate the trial.

PCS12852

On August 19, 2020, we in-licensed PCS12852 from Yuhan Corporation (“Yuhan”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS12852 globally, excluding South Korea.

PCS12852 is a novel, potent, and highly selective 5-hydroxytryptamine 4 (5-HT4) receptor agonist. Other 5-HT receptor agonists with less 5-HT4 selectivity have been shown to successfully treat gastrointestinal (GI) motility disorders such as gastroparesis, chronic constipation, constipation-predominant irritable bowel syndrome, and functional dyspepsia. Less selective 5-HT4 agonists, such as cisapride, have been either removed from the market or not approved because of the cardiovascular side effects associated with the drugs binding to other receptors, especially receptors other than 5-HT4. PCS12852 has been shown in nonclinical studies to have a cardiovascular side effect only at concentrations greater than 1,000 times the maximum concentration seen in humans.

Two clinical studies, both of which have demonstrated the effectiveness of PCS12852 on GI motility, were previously conducted by Yuhan. In a Phase 1 trial (Protocol YH12852-101), the initial safety and tolerability of PCS12852 were evaluated after single and multiple oral doses in healthy subjects. PCS12852 was shown to increase GI motility in this study, increasing stool frequency with faster onset when compared to prucalopride, a less specific 5-HT4 agonist FDA-approved drug for the treatment of chronic idiopathic constipation. Based on an increase of ≥1 spontaneous bowel movement (SBM)/week from baseline during 7-day multiple dosing, the PCS12852 dose group had a higher percentage of patients with an increase than the prucalopride group. All doses of PCS12852 were safe and well tolerated and no SAEs occurred during the study. The most frequently reported AEs were headache, nausea and diarrhea which were temporal, manageable and reversible within 24 hours. There were no clinically significant changes in platelet aggregation and ECG parameters including a change in QTc prolongation in the study. In a Phase 1/2A clinical trial (Protocol YH12852-102), the safety, tolerability, gastric emptying rate and pharmacokinetics of multiple doses of a PCS12852 immediate release (IR) formulation and a delayed release (DR) formulation were evaluated. PCS12852 was safe and well tolerated after single and multiple administrations. The most frequent AEs for both the IR and DR formulations of PCS12852 were headache, nausea and diarrhea, but the incidences of these AEs were comparable with those of the 2mg prucalopride group. These AEs, which were transient and mostly mild in severity, are also commonly observed with other 5-HT4 agonists. Both formulations of PCS12852 also increased the gastric emptying rate and increased GI motility.

Yuhan had also conducted extensive toxicological studies for the product that demonstrated that the product is safe for use and can be moved into Phase 2 studies.

We received guidance from the FDA in the first half of 2021 and in October 2021 we received notice of safe to proceed for PCS12852 evaluation in a Phase 2A randomized, placebo-controlled study in patients with gastroparesis. We enrolled our first patient on April 5, 2022 and completed enrollment on September 2, 2022. The purpose of the Phase 2A trial was to evaluate the safety, efficacy, and pharmacokinetics of two different dosing regimens for PCS12852. Data obtained from this study will be used to better design the Phase 2B efficacy study. Since patients with gastroparesis have an abnormal pattern of upper GI motility in the absence of mechanical obstruction, the Phase 2A study was designed to evaluate the change in gastric emptying in patients with gastroparesis from two different dosing regimens of PCS12852 compared to placebo. The only FDA-approved drug to treat gastroparesis is metoclopramide, a dopamine D2 receptor antagonist that has documented serious side effects which limit dosing to no more than 12 weeks. Other 5-HT4 drugs have been used clinically but the side effects, mainly caused by binding to other receptors, has resulted in these drugs not being a viable option to treat patients with gastroparesis.

Early results from this Phase 2A study which included 25 patients with moderate to severe gastroparesis, demonstrated improvements in gastric emptying in patients receiving 0.5 mg of PCS12852 as compared to placebo, and statistical significance was shown at p < 0.10 even though there were only a total of 14 patients in the 0.5 mg and placebo groups of this study. The mean (±SD) t50 change from baseline was decreased for 0.5 mg of PCS12852 compared with placebo by -31.90 ± 50.53 min vs -9.36 ±42.43 min, respectively. Differences were not observed between the placebo and the 0.1 mg dose. Adverse events associated with the administration of PCS12852 were generally mild to moderate as expected, occurred within the first few days after administration, and quickly resolved without any sequelae. There were no clinically significant cardiovascular safety events or serious adverse events (SAEs) reported during the study. Additional data from the study will be available at the end of 2022 and we plan to initiate a Phase 2B study in 2023.

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

On June 18, 2018, the FDA granted orphan-drug designation for PCS499 for the treatment of NL. On September 28, 2018, the IND for PCS499 in NL became effective, such that we initiated and completed a Phase 2A multicenter, open-label prospective trial designed to determine the safety and tolerability of PCS499 in patients with NL. The study initially had a nine-month treatment phase and a nine-month optional extension phase. In December 2019, we informed patients and sites that the study would conclude after the treatment phase and there would no longer be an extension phase. The first NL patient enrolled in this Phase 2A clinical trial was dosed on January 29, 2019, and the study completed enrollment on August 23, 2019. The last patient visit took place in February 2020.

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

On March 25, 2020, we met with the FDA and discussed the clinical program, as well as the nonclinical and clinical pharmacology plans to ultimately support the submission of the PCS499 New Drug Application (NDA) in the U.S. for the treatment of ulcers in NL patients. With input from the FDA, we designed the next trial as a randomized, placebo-controlled Phase 2B study to evaluate the ability of PCS499 to completely close ulcers in patients with uNL and better understand the potential response of uNL patients on drug and on placebo. We currently have selected nine clinical trial sites in the United States and are evaluating additional sites to add to our study. We had four sites in Europe, but these sites were unable to recruit patients timely, largely due to COVID-19, so we decided to close them and concentrate our efforts on recruiting patients within the United States.

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

We are currently evaluating the manufacturing process and sites for drug substance and drug product. In addition, we are defining the potential paths to approval, which include defining the targeted patient population and type of cancer. We hope to submit an IND in 2024, followed by a Phase 1B trial in oncology patients with solid tumors.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The following table summarizes our operations during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Operating Expenses
Research and development expenses	$3,136,838	$1,722,364	$1,414,474	$8,319,907	$4,806,845	$3,513,062
Acquisition of in-process research and development	-	50,953	(50,953)	-	566,583	(566,583)
General and administrative expenses	2,920,280	1,338,113	1,582,167	6,137,674	3,391,105	2,746,569

Operating Loss	(6,057,118)	(3,111,430)		(14,457,581)	(8,764,533)

Other Income (Expense)
Forgiveness of PPP loan and related accrued interest	-	-	-	-	163,771	(163,771)
Interest income, net	36,708	1,771	34,937	45,672	8,163	37,509

Net Operating Loss Before Income Tax Benefit	(6,020,410)	(3,109,659)	(2,910,751)	(14,411,909)	(8,592,599)	(5,819,310)
Income Tax Benefit	-	122,442	(122,442)	-	348,859	(348,859)

Net Loss	$(6,020,410)	$(2,987,217)		$(14,411,909)	$(8,243,740)

Revenues.

We do not currently have any revenue under contract or any immediate sales prospects.

Research and Development Expenses.

Our research and development costs are expensed as incurred. Research and development expenses include: (i) amortization of the exclusive PCS499 license intangible asset used in research and development activities; (ii) internal research and development staff related salaries and other payroll costs including stock-based compensation, payroll taxes and employee benefits; and (iii) program and testing related expenses, including external consulting and professional fees related to the product testing and our development activities. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and expensed when the research and development activities are performed.

Our research and development expenses increased during both the three and nine month periods ended September 30, 2022 when compared to the same periods in 2021 as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of intangible assets	$197,124	$195,700	$591,372	$593,365
Research and development salaries and benefits	1,502,065	546,415	3,068,241	1,246,887
Preclinical, clinical trial and other costs	1,437,649	980,249	4,660,294	2,966,593
Total	$3,136,838	$1,722,364	$8,319,907	$4,806,845

During the three and nine months ended September 30, 2022, when compared to the same periods in 2021, we experienced increases in payroll and related costs of approximately $162,000 and $393,000, respectively, and increases in stock-based compensation of approximately $793,000 and $1.4 million, respectively, as a result of expanding our development team, and increasing salary rates and stock-based compensation.

We also experienced increases in preclinical, clinical trial and other costs from activities in our three active clinical trials. Expenses include costs we paid contract research organizations, regulatory filing and maintenance fees, drug product testing and stability, consulting, and other clinical fees. Additionally, on May 17, 2022, we amended the third Milestone Event of our License Agreement with Elion changing the third Milestone Event as described in Note 8 to our condensed consolidated financial statements. As a result, we recorded research and development expense and a related liability of $189,000, which represents the value of the shares we anticipate issuing to Elion upon satisfaction of the third Milestone Event (as modified) at the fair value on the date of modification. During the same period in 2021, we began our Phase 2B clinical trial for PCS499, our Phase 1B clinical trial for PCS6422 and were conducting pre-IND tasks for PCS12852.

The funding necessary to bring a drug candidate to market is subject to numerous uncertainties. Once a drug candidate is identified, the further development of that drug candidate may be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand. For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Some programs may be terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. We anticipate our research and development costs to increase in the future as we finalize our three current clinical trials; plan/conduct future clinical trials, including the cost of having drug product manufactured; continue our evaluation of the remaining drugs in our portfolio; and expand our development team.

Our clinical trial cost accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf.

In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered. At September 30, 2022, we recorded $1.2 million in prepaid expenses for advanced payments made to our CROs related to our three current clinical trials.

General and Administrative Expenses.

Our general and administrative expenses for the three months ended September 30, 2022 increased by approximately $1.6 million to $2.9 million from $1.3 million for the three months ended September 30, 2021. The majority of the increase was due to an increase in employee stock-based compensation of approximately $1.3 million. We also experienced net increases in other expenses including professional fees, travel, salaries and other payroll-related costs of approximately $255,000. Reimbursements from CorLyst totaled approximately $31,000 for rent and other costs during the three months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022, our general and administrative expenses increased by approximately $2.7 million to $6.1 million from $3.4 million for the nine months ended September 30, 2021. The majority of the increase was due to an increase in employee stock-based compensation of approximately $2.3 million. We also experienced net increases in other expenses including professional fees, travel, salaries and other payroll-related costs of approximately $439,000. Reimbursements from CorLyst totaled approximately $95,000 for rent and other costs during the nine months ended September 30, 2022, approximately $2,000 more than reimbursements for the same period in 2021.

We expect the general and administrative expenses to continue to increase as we add staff to support our growing research and development activities and the administration required to operate as a public company.

Other Income

Net other income was approximately $37,000 and $1,800 for the three months ended September 30, 2022 and 2021, respectively, and approximately $46,000 and $172,000 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2021, we recognized $163,771 as other income for the principal amount and accrued interest related to the forgiveness of our Paycheck Protection Program (PPP) loan. Interest income represents interest earned on money market funds. Interest expense in 2021 was related to our PPP loan.

Income Tax Benefit.

We did not recognize any income tax benefit for the three or nine months ended September 30, 2022 compared to the $122,442 and $348,859 income tax benefit we recognized for the three and nine months ended September 30, 2021, respectively, as a result of our recording and amortizing the deferred tax liability created in connection with our acquisition of CoNCERT’s license and “Know-How” in exchange for Processa stock that had been issued in the Internal Revenue Code Section 351 transaction on March 19, 2018. The Section 351 transaction treated the acquisition of the Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, we recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability has been reduced for the effect of the non-deductibility of the amortization of the intangible asset and has been offset by the deferred tax assets resulting from net operating tax losses and was fully offset at December 31, 2021. This offset resulted in the recognition of a deferred tax benefit shown in the consolidated statements of operations in 2021 and prior periods.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the nine months ended September 30, 2022 and 2021:

	Nine months ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(7,107,758)	$(5,990,321)
Financing activities	(335,247)	9,667,285
Net (decrease) increase in cash	$(7,443,005)	$3,676,964

Net cash used in operating activities

We used net cash in our operating activities of $7,107,758 and $5,990,321 during the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in operating activities during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily related to cash payments made to conduct our three clinical trials and increased salaries to our employees.

At September 30, 2022, our prepaid expense and other balance consisted primarily of $1.2 million for advanced payments we made to our CROs that have not yet been applied to our clinical trials, representing a $100,000 reduction from the prepaid amount recorded at December 31, 2021 of $1.3 million. Our prepaid expense and other at September 30, 2022 also included the unamortized non-cash commitment fee we paid to Lincoln Park of approximately $372,000 and the unamortized ATM offering related costs of $186,000. The remainder of the change in prepaid expenses and other was the result of several other operating activities, none of which, individually or in the aggregate, were considered significant by management.

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

Net cash (used in) provided by financing activities

We used net cash in financing activities during the nine months ended September 30, 2022 of $300,000 to purchase 100,000 shares of our common stock from a licensee and $35,247 to pay income taxes owed on vested stock-based compensation. During the nine months ended September 30, 2021, we closed a private offering, raising net proceeds of $9.9 million, paid approximately $28,000 for income taxes owed on vested stock-based compensation and incurred $180,285 in expenses related to our ATM Offering.

Liquidity

At September 30, 2022, we had $9.1 million in cash and cash equivalents.

On March 23, 2022, we entered into the Purchase Agreement with Lincoln Park under which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of our shares of common stock, subject to the terms and conditions in the Purchase Agreement, as more fully described in Note 3 to the Consolidated Financial Statements. We did not sell any shares to Lincoln Park under the Purchase Agreement during the nine months ended September 30, 2022. In addition, on August 20, 2021, we entered into the Sales Agreement with the Sales Agent under which we may issue and sell up to $30.0 million from time to time under the ATM Offering. We expect to use net proceeds from the ATM Offering over time as a source for working capital and general corporate purposes. During the year ended December 31, 2021, we sold 21,597 shares of our common stock under the ATM Offering at an average price of approximately $8.33 per share for aggregate gross proceeds of approximately $180,000 prior to deducting sales commissions. We did not sell any shares during the nine months ended September 30, 2022.

We have incurred losses and net cash used in our operating activities during the nine months ended September 30, 2022, which we expect to continue for the foreseeable future. We have incurred losses since our inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $51.2 million at September 30, 2022. During the nine months ended September 30, 2022, we generated a net loss of approximately $14.4 million, of which $7.0 million are non-cash expenses. Based on our current plans, we believe our current cash balance along with amounts available from the Purchase Agreement with Lincoln Park will be adequate for at least the next twelve months. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when needed.

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

Contractual Obligations and Commitments

On October 3, 2022, we renewed our office lease. See Note 6 to the Consolidated Condensed Financial Statements for more details. There have been no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Off Balance Sheet Arrangements

At September 30, 2022, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

As of September 30, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There were no sales of unregistered securities during the three months ended September 30, 2022.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 25, 2022, we changed our transfer agent from Equiniti Trust Ltd. to Continental Stock Transfer and Trust Company.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	First Amendment to Lease Agreement for Processa Pharmaceuticals, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*++	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	XBRL Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ David Young
David Young
Chief Executive Officer
(Principal Executive Officer)
Dated:	November 8, 2022

By:	/s/ James Stanker
James Stanker
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:	November 8, 2022

