Form 10-K
period 2022-12-31
Processa Pharmaceuticals, Inc.
filed 2023-03-30
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its managements’ assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2022, the last business day of the most recently completed second quarter, based upon the closing price of Common Stock on such date as reported on Nasdaq Capital Market, was approximately $33.8 million.

The number of outstanding shares of the registrant’s common stock as of March 27, 2023 was 24,557,592.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended December 31, 2022 are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

“CMO” means Contract Manufacturing Organization.

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

“NGC” means Next Generation Chemotherapy, referring to the drugs in our pipeline that have active cancer killing metabolites that are the same or have very similar chemical structure to existing FDA-approved chemotherapy treatments, resulting in our NGCs killing cancer cells following the same mechanism as the FDA-approved treatments.

“NL” means Necrobiosis Lipoidica, a rare chronic and granulomatous disorder.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	our ability to obtain funding for our future operations;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	the potential market size, opportunity and growth potential for our product candidates, if approved;

●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize our product candidates, if approved;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	the initiation, timing, progress and results of clinical trials and pre-clinical studies for our NGC drugs;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates by physicians, patients, third-party payors and others in the medical community, if approved;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing; and

●	our financial performance.

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

In this Form 10-K, “we,” “us”, “our”, “Processa” and “the Company” refer to Processa Pharmaceuticals, Inc. and its subsidiary.

Part I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on utilizing the Processa Regulatory Science Approach, including the principles associated with FDA’s Project Optimus Oncology initiative and the related FDA Draft Guidance, in the development of Next Generation Chemotherapy (NGC) oncology drug products. Our mission is to provide better treatment options than those that presently exist by extending a patient’s survival and/or improving a patient’s quality of life. This is achieved by taking FDA-approved, widely used oncology drugs or the cancer killing metabolites of these drugs and altering how they are metabolized and/or distributed in the body, including how they are distributed to the actual cancer cells.

Regulatory science was conceived in the early 1990s when the founders of Processa and other faculty at the University of Maryland worked with the FDA to develop multiple FDA Guidances. Over the last 30 years, two of our founders, Dr. David Young and Dr. Sian Bigora, have expanded the original regulatory science concept to include other factors, such as the principles of Project Optimus, that can affect the risk-benefit analyses that FDA conducts for every FDA drug approval. In fact, the principles of FDA’s Project Optimus have been used by Drs. Young and Bigora to identify and justify an “optimal” dosage regimen for a number of non-oncology FDA-approved drugs. The Processa Regulatory Science Approach and our past experience with the principles of Project Optimus differentiates us from other biotechnology companies by focusing us not only on the clinical science, but also on the equally important regulatory process. We believe utilizing the Processa Regulatory Science Approach provides us with three distinct advantages:

●	greater efficiencies (e.g., the right study design and study readouts);
●	greater possibility of drug approval by the FDA or other regulatory authorities; and
●	improvement over existing therapy and greater acceptance by patients/doctors.

In January 2023, we announced our strategic prioritization to advance our pipeline of Next Generation Chemotherapy proprietary small molecule oncology drugs. By changing either the metabolism, distribution and/or elimination of already FDA-approved cancer drugs while maintaining the mechanism of how the drug kills cancer cells, we believe our three Next Generation Chemotherapy (NGC) treatments will provide improved safety-efficacy profiles when compared to their currently marketed counterparts - capecitabine, gemcitabine, and irinotecan. All future studies of these drugs are subject to availability of capital to conduct the trials.

The three NGC treatments in our pipeline are as follows:

●	NGC-Capecitabine is a combination of PCS6422 and capecitabine. NGC-Capecitabine alters the metabolism of capecitabine without having any clinically meaningful biological effect itself. In clinical trials, NGC-Capecitabine has a safety profile different than capecitabine when administered by itself. Side effects, such as Hand-Foot Syndrome (HFS) and cardiotoxicity that typically occur in 50-70% of patients treated with capecitabine and caused by specific capecitabine metabolites that are not formed to any extent with NGC-Capecitabine, do not appear to be side effects associated with NGC-Capecitabine. These types of toxicities can result in decreased doses, interrupted doses or discontinuation of treatment with capecitabine. In addition, NGC-Capecitabine has been found to be greater than 50 times more potent than capecitabine based on the systemic exposure of the capecitabine metabolite 5-FU, which is metabolized to the cancer-killing metabolites. Like capecitabine, NGC-Capecitabine could be used to treat patients with various cancers, such as metastatic colorectal, gastrointestinal, breast, and pancreatic. We estimate at least 200,000 patients in the United States were diagnosed in 2022 with metastatic colorectal, gastrointestinal, breast, and pancreatic cancers. In mid-April of 2023, we are scheduled to begin discussions with the FDA regarding the design of our Phase 2B trial and Project Optimus in order to initiate the Phase 2B trial in the second half of 2023.

●	NGC-Gemcitabine (also identified as PCS3117) is an oral analog of gemcitabine that is converted to its active metabolite by a different enzyme system than gemcitabine resulting in a positive response in gemcitabine patients as well as some gemcitabine treatment-resistant patients. Like gemcitabine, NGC-Gemcitabine could be used to treat patients with various cancers such as pancreatic, lung, ovarian, and breast. We estimate at least 275,000 patients in the United States were diagnosed in 2022 with pancreatic, lung, ovarian, and breast cancer. We plan to meet with the FDA in 2023 to discuss potential study designs including implementation of Project Optimus as part of the design, and then submit the Phase 2B protocol to the Investigational New Drug (IND Application) in the second half of 2023.

●	NGC-Irinotecan (also identified as PCS11T) is a prodrug of the active metabolite of irinotecan (SN-38). The chemical structure of NGC-Irinotecan influences the uptake of the drug into cancer cells, resulting in more NGC-Irinotecan entering cancer cells than normal cells in mice. These levels were significantly greater than those seen with irinotecan, resulting in lower doses of NGC-Irinotecan having greater efficacy than irinotecan and improved safety in animal models. Like irinotecan, NGC-Irinotecan could be used to treat patients with various cancers such as lung, colorectal, gastrointestinal, and pancreatic cancer. We estimate at least 200,000 patients in the United States were diagnosed in 2022 with lung, colorectal, gastrointestinal, and pancreatic cancer. We plan to conduct IND-enabling and toxicology studies in 2023 and 2024.

Due to enrollment difficulties that we have experienced since the beginning of our rare disease trial for PCS499 in ulcerative Necrobiosis Lipoidica (uNL), we decided to suspend further enrollment in the PCS499 trial in February 2023. In addition, the clinical findings for PCS12852 were positive in gastroparesis patients and there were no safety concerns during the conduct of either the PCS12842 or PCS499 trials. With our focus on the NGCs in our pipeline, we are evaluating options to monetize PCS12852 and PCS499.

Our shift in prioritization of the products does not change our mission. We continue to be focused on drug products that improve the survival and/or quality of life for patients by improving the safety and/or efficacy of the drug in a targeted patient population, while providing a more efficient path to FDA approval, increasing the probability of FDA approval, and differentiating our drugs from those on the market or are currently being developed.

Historically, much of oncology drug development has searched for a new or different way to treat cancer. Our approach is to modify and improve three different, currently approved, and widely used chemotherapy treatments so that the human body handles these NGC treatments differently than their presently approved counterpart drugs while the cancer killing mechanism of action remains the same. FDA’s Project Optimus Oncology initiative and Oncology Guidance recommends that the dose-response (both safety and efficacy) relationships be evaluated for all oncology drugs. We have begun this process for our NGC treatments. To date, we have found that our NGC treatments are likely to have a better safety-efficacy profile than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also differentiating our NGC treatments from the existing treatment. We believe our NGC treatments have the potential to extend the survival and/or quality of life for more patients diagnosed with cancer while decreasing the number of patients who are required to dose adjust or discontinue treatment because of side effects or lack of response.

Our Strategy

With the Processa Regulatory Science Approach, our strategy is to obtain and develop drugs that will not only treat patients with unmet medical need conditions, but also have the potential to be more efficiently developed with a greater probability of development success than what typically occurs in the biotech-pharma industry, as well as a better return on investment given more efficient development and high commercial value. We applied rigorous standards to identify drugs for our portfolio, the three most important being:

●	The drug must represent a treatment option to patients with a high unmet medical need condition by improving survival and/or quality of life for these patients,

●	The drug or its metabolite or a drug with similar pharmacological properties must have demonstrated some clinical evidence of efficacy in the target population, and

●	The probability of approval and the efficiency of development for the drug will be improved using the Processa Regulatory Science Approach.

Our rigorous requirement resulted in the in-licensing of five drugs: three NGC drugs and two non-oncology drugs. These clinical candidates had significant pre-clinical and clinical data that de-risked the programs.

In January 2023, we announced our plan to prioritize our team’s time and our capital resources on the continued development of our NGC drugs while exploring opportunities, including non-dilutive licensing, collaborations, and other strategic transactions, for our non-oncology drugs. By changing either the metabolism, distribution and/or elimination of FDA-approved drugs while still maintaining the mechanism of killing cancer cells, we believe that our three NGC treatments provide improved safety-efficacy profiles when compared to their currently marketed counterparts of capecitabine, gemcitabine and irinotecan. These modifications differentiate our NGC treatments from the existing therapies while being potential life-changing treatments for patients.

Our pipeline of NGCs (i) already have data demonstrating the desired pharmacological activity in humans or appropriate animal models and is able to provide improved safety and/or efficacy by some modification in the formation and/or distribution of the active moieties associated with the drug and (ii) target cancers for which a single positive pivotal study demonstrating efficacy might provide enough evidence that the clinical benefits of the drug and its approval outweighs the risks associated with the drug.

Our Team

Our drug development efforts are guided by our knowledge and experience in applying the Processa Regulatory Science Approach to decrease manageable risks, costs, and time toward achieving marketing authorization from regulatory authorities including the FDA. We have assembled a seasoned management team and development team with extensive experience in developing therapies, including advancing product candidates from preclinical research through clinical development and ultimately regulatory approval and commercialization. Our team is led by our CEO and Founder David Young, Pharm.D., Ph.D. who has extensive experience in research, regulatory approval and business development and who served at Questcor Pharmaceuticals for eight years, initially as an independent director and subsequently as its Chief Scientific Officer.

To execute our strategy, we assembled an experienced and development team with a successful track record of drug approvals and successful exits. Our team is experienced in developing drug products through all principal regulatory tiers from IND-enabling studies to New Drug Application (NDA) submission. Throughout their careers, the combined scientific, development and regulatory experiences of our team members have resulted in more than 30 drug approvals in indications reviewed by almost every division of the FDA including the oncology divisions, over 100 meetings with the FDA and involvement with more than 50 drug development programs, including drug products targeted to patients who have an unmet medical need and cancer patients. In addition, the FDA Project Optimus Oncology initiative and recent FDA Oncology Guidance applies the Processa Regulatory Science Approach and principles used and refined by our Founders over the last 30 years.

Our Drug Pipeline

Our pipeline currently consists of three oncology drugs (NGC-Capecitabine, NGC-Gemcitabine and NGC-Irinotecan previously identified as PCS6422, PCS3117 and PCS11T, respectively) and two non-oncology drugs (PCS12852 and PCS499). A timeline and summary of each drug is provided below.

Next Generation Chemotherapy Pipeline

●

Next Generation Capecitabine (NGC-Capecitabine), also identified as PCS6422, is a combination of PCS6422 and the FDA-approved cancer drug capecitabine. NGC-Capecitabine is an orally administered irreversible inhibitor of the enzyme dihydropyrimidine dehydrogenase (DPD). DPD metabolizes 5-Fluorouracil (5-FU), the major metabolite of capecitabine and widely used itself as an intravenous chemotherapeutic agent in many types of cancer, to multiple metabolites classified as catabolites. These catabolites do not have any cancer-killing properties but frequently cause dose-limiting side effects that may require dose adjustments or discontinuation of therapy.

When combining capecitabine with PCS6422 in NGC-Capecitabine, PCS6422 significantly changes the metabolism and distribution of 5-FU. After formation from capecitabine, 5-FU is metabolized to anabolites (which kill both cancer cells and normal duplicating cells) and catabolites (which cause side effects and have no cancer killing properties). Due to this change in metabolism of capecitabine and the change in the overall metabolite profile of anabolites and catabolites, the side effect and efficacy profile of NGC-Capecitabine has been found to be different than the existing FDA-approved capecitabine. Since the potency of NGC-Capecitabine is also more potent than FDA-approved capecitabine based on the 5-FU systemic exposure per mg of capecitabine administered, the amount of capecitabine anabolites formed from 1 mg of capecitabine administered in NGC-Capecitabine will, therefore, be much greater than formed from the administration of 1 mg of existing capecitabine.

On August 2, 2021, we enrolled the first patient in our Phase 1B dose-escalation maximum tolerated dose trial in patients with advanced refractory gastrointestinal (GI) tract tumors. Our interim analysis of Cohorts 1 and 2A of the ongoing clinical trial found no dose-limiting toxicities (DLTs), no drug-related adverse events greater than Grade 1, and no adverse events associated with the catabolites of 5-FU such as HFS. In this Phase 1B trial, it was demonstrated that the irreversible inhibition of DPD by PCS6422 could alter the metabolism, distribution and elimination of 5-FU, making NGC-Capecitabine significantly more potent than capecitabine alone (greater than 50x more potent) and potentially leading to higher levels of anabolites which can kill replicating cancer and normal cells. By administering NGC-Capecitabine to cancer patients, the balance between anabolites and catabolites changes depending on the dosage regimens of PCS6422 and capecitabine used, making the efficacy-safety profile of NGC-Capecitabine different than that of FDA-approved capecitabine and requiring further evaluation of the PCS6422 and capecitabine regimens to determine the optimal NGC-Capecitabine regimens for patients.

In order for NGC-Capecitabine to provide a safer and more efficacious profile for cancer patients compared to existing chemotherapy, understanding how the different regimens of PCS6422 and capecitabine may affect the systemic and tumor exposure to the anabolites, as well as the systemic exposure to the catabolites, is required. This can be achieved by following the timeline of DPD irreversible inhibition and the formation of new DPD using the plasma concentrations of 5-FU and its catabolites.

In an effort to better estimate the timeline of DPD inhibition and formation of new DPD, we modified the protocol for the Phase 1B trial and began enrolling patients in the amended Phase 1B trial in April 2022. On November 1, 2022, we announced that data from the Phase 1B trial identified multiple dosage regimens with potentially better safety and efficacy profiles than currently existing chemotherapy regimens. Since 5-FU exposure is dependent on both the PCS6422 regimen and the capecitabine regimen, safe regimens were identified as well as regimens that cause DLTs. One of the regimens in the Phase 1B trial did cause DLTs in two patients, one of whom died. The Phase 1B study is continuing to enroll patients and is expected to complete enrollment in 2023. The next study will be a Phase 2B trial to determine which regimens provide an improved efficacy-safety profile over present therapy using the principles of the FDA’s Project Optimus initiative to help guide the design of the trial. This FDA initiative requires us to consider NGC regimens that are not at the maximum tolerated dose or exposure level. In mid-April of 2023, we are scheduled to begin discussions with FDA regarding the design of our Phase 2B trial and Project Optimus in order to initiate the Phase 2B trial in the second half of 2023. We will need to obtain additional funding before we can conduct this trial.

●	NGC-Gemcitabine, also identified as PCS3117, is a cytidine analog similar to gemcitabine (Gemzar®), but different enough in chemical structure that some patients are more likely to respond to PCS3117 than gemcitabine. The difference in response occurs because NGC-Gemcitabine is metabolized to its active metabolite through a different enzyme system than gemcitabine. We continue to evaluate the potential use of NGC-Gemcitabine in patients with pancreatic cancer and to evaluate ways to identify patients who are more likely to respond to NGC-Gemcitabine than gemcitabine. We plan to meet with the FDA in 2023 to discuss potential study designs including implementation of the FDA’s Project Optimus initiative as part of the design and then submit the Phase 2B protocol to the IND.

●	NGC-Irinotecan, also identified as PCS11T, is an analog of SN38 (SN38 is the active metabolite of irinotecan) and should have an improved safety/efficacy profile in every type of cancer that irinotecan is presently used. The manufacturing process and sites for drug substance and drug product are presently being evaluated and IND-enabling toxicology studies will then be initiated. In addition, we are defining the potential paths to approval, which include defining the targeted patient population and the type of cancer. We plan to conduct IND enabling and toxicology studies in 2023 and 2024, subject to available funding.

Non-Oncology Pipeline for Out-licensing or Partnership

●	PCS12852 is a highly specific and potent 5HT4 agonist that has already been evaluated in clinical studies in South Korea for gastric emptying and gastrointestinal motility in healthy volunteers and volunteers with a history of constipation. In October 2021, the FDA cleared our IND application to proceed with a Phase 2A trial for the treatment of gastroparesis. We enrolled our first patient on April 5, 2022 and completed enrollment of the trial on September 2, 2022. Results from this Phase 2A study which included 25 patients with moderate to severe gastroparesis, demonstrated improvements in gastric emptying in patients receiving 0.5 mg of PCS12852 as compared to placebo. The results indicated that for the patients in the PCS12852 group, the mean time for 50% of the gastric contents to empty (t50) compared to their baseline value (±SD) decreased by -31.90 min (±50.53) (compared to the change seen in the placebo group of only -9.36 min (±42.43). Significant gastric emptying differences were not observed between the placebo and the 0.1 mg dose. Adverse events associated with the administration of PCS12852 were generally mild to moderate as expected, limited in duration, and quickly resolved without any sequelae. There were no clinically significant cardiovascular safety events or serious adverse events (SAEs) reported during the study. Additionally, the 0.5 mg of PCS12852 showed a greater improvement than placebo in the gastroparesis symptomology scales (including both total scores in the scales, as well as sub-scores such as nausea, vomiting and abdominal pain) used in the study. With the study now complete, we have the data necessary to finalize the development plan for the treatment of diabetic gastroparesis patients. We plan to monetize PCS12852 by looking for licensing and/or partnering opportunities.

●	PCS499 is an oral tablet of the deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). PCS499 is a drug that can be used to treat unmet medical need conditions caused by multiple pathophysiological changes. We completed a Phase 2A trial for PCS499 in patients with ulcerative and non-ulcerative necrobiosis lipoidica (uNL and NL, respectively) in late 2020, and in May 2021, we enrolled the first patient in our Phase 2B trial for the treatment of uNL. Although we initiated several recruitment programs to increase the enrollment of patients in this study, we were only able to recruit four patients. We will complete the study for those currently enrolled, but will halt further efforts to enroll new patients for our PCS499 Phase 2B uNL trial. We have experienced extremely slow enrollment in the trial given the extreme rarity of the condition (rarer than reported in the literature), the impact of COVID-19, and the reluctance of patients to be in a clinical trial. There have been no safety concerns during the conduct of the trial. Although we believe that PCS499 can be effective in treating uNL, in late February 2023, we received preliminary data that indicated that the placebo response is likely much greater than the literature and clinical experts believe; thus, a much larger sample size would be required in a pivotal trial for an indication where it was extremely difficult to enroll even 10 patients. We are also evaluating other, less rare indications for PCS499. As with PCS12852, we plan to monetize PCS499 by looking for licensing and/or partnership opportunities.

Manufacturing and Clinical Supplies

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on multiple third-party contract manufacturing organizations (CMOs) for the supply of current Good Manufacturing Practices (cGMP)-grade clinical trial materials and commercial quantities of our product candidates and products, if approved. We require all of our CMOs to conduct manufacturing activities in compliance with cGMP. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs.

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

The key competitive factors affecting each of our products, if approved, are likely to include the efficacy, safety, convenience and price of the products relative to other approved products used on- or off-label for each unmet medical need condition. Although preliminary clinical data exists to support the possibility of improved efficacy and safety profiles for our drugs, more in-depth randomized, controlled studies are required for our products to determine if our preliminary findings will support the approval in the designated unmet medical need indication.

For NGC-Capecitabine, the competitive factors will be related to the efficacy and safety of the product when used in combination with existing cytotoxic drugs such as capecitabine and fluoropyrimidines compared to the efficacy and safety when these cytotoxic agents are administered without PCS6422 or with reversible enzyme inhibitors. The market penetration will depend on how much improvement will occur in the efficacy and/or safety profiles when administered in combination with PCS6422. Currently, there are no other reversible or irreversible enzyme inhibitor products approved in the US and no irreversible enzyme inhibitors approved ex-US, which may make PCS6422 the first DPD irreversible inhibitor available.

For NGC-Gemcitabine, the competitive factors will include establishing market penetration against other cytidine analogues, such as gemcitabine, which is currently used as first or second line chemotherapy either alone or in combination with other chemotherapy agents. The market penetration will depend on the potential for an improved efficacy profile in patients who have developed tolerance to other agents.

For NGC-Irinotecan, the competitive factors will include establishing marketing penetration against the existing irinotecan product (Camptosar®) and the newer liposomal irinotecan product (Onivyde®). The establishment of that market will be based upon improved efficacy and/or safety of NGC-Irinotecan.

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

Our current patent portfolio consists of the number of patents related to our drug candidates licensed from each third-party licensor. In addition to the international patents and/or international and U.S. patent applications licensed from our third-party licensors, we have licensed at least the following number of U.S. patents:

	CoNCERT	Yuhan	Aposense	Elion	Ocuphire	Total
U.S. patents	9	5	3	2	6	25

A provisional patent for NGC-Capecitabine has been filed.

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

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS6422 to our portfolio, and we paid $100,000 cash and issued 825,000 shares of our common stock to Elion. Such shares were subject to a lock-up, with 50% of such shares released from such lock-up after six months and the remaining 25% tranches were released following 9 months and 12 months, respectively.

As part of the Elion License Agreement, we agreed to issue to Elion 100,000 shares of our common stock on each of the first and second anniversary dates of the Elion License Agreement, which we fulfilled on October 5, 2021 and 2022, respectively.

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

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS11T to our portfolio, and we issued 625,000 shares of our common stock to Aposense. Such shares were subject to a lock-up, with 40% of such shares released from such lock-up after six months and the remaining two 30% tranches were released upon completion of the next two subsequent quarters. As additional consideration, we will pay Aposense development and regulatory milestone payments (up to $3.0 million per milestone) upon the achievement of certain milestones, which primarily consist of having a drug indication approved by a regulatory authority in the United States or another country. In addition, we will pay Aposense one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any sales milestone payments or royalties we receive with Aposense based on any sub-license agreement we may enter into.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

●	Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted. The goal of the Phase 2 trial is to also determine the “best” dosage regimen(s) to evaluate in the Phase 3 trial. The “best” regimen(s) means the regimen(s) that is(are) most likely to provide a safe-efficacious regimen that appropriately balances the risk-benefit analysis that the FDA is required to evaluate in each drug approval. The ideal way to define this “best” regimen for FDA is to evaluate the adverse event-drug exposure and efficacy-drug exposure relationships, which has also been previously called dose-response relationships or studies, and which has now become the foundation for both the FDA’s Project Optimus Oncology initiative and the draft Guidance to determine the optimal dose for an oncology drug.

●	Phase 3 clinical trials generally involve a larger number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

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

Post-approval requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are also continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Under the above-described procedures, before granting the MA, EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similar to the U.S. patent term-restoration, Supplementary Protection Certificates (SPCs) serve as an extension to a patent right in Europe for up to five years. SPCs apply to specific pharmaceutical products to offset the loss of patent protection due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval.

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

Human Capital

As of March 27, 2023, we had 15 full and part time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union and we believe our relationships with our employees are good.

We are highly dependent upon the principal members of our small management team and staff, including David Young, Pharm.D., Ph.D, our Chief Executive Officer, and Sian Bigora, Pharm.D., our Chief Development and Regulatory Officer. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we expect to have employment agreements with our key employees, these employment agreements may still allow these employees to leave our employment at any time, for or without cause. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical and scientific personnel.

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

At December 31, 2022, the accumulated deficit was approximately $64.2 million. We will incur additional losses as we continue our research and development activities, seek regulatory approvals for our product candidates and engage in clinical trials. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from the operations of our business are dependent on our ability to further develop our products and on revenues and profitability from sales of products or successful joint venture relationships.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations, including sales of our common stock under our agreement with Lincoln Park, LLC or through a future at-the-market offering. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

The ongoing COVID-19 pandemic or another pandemic may disrupt our operations and affect our ability to successfully conduct clinical studies and raise capital.

The COVID-19 pandemic continues to have a negative impact on the global economy, disrupted global supply chains, and created volatility and disruption in the financial and capital markets. We are unable to accurately predict the full impact the COVID-19 will have on our future results from operations, financial condition, and scientific and clinical activities due to numerous factors that are not within our control, including the duration and severity of the outbreak, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee illness or quarantines, which could result in disruptions to our operations and adversely impact our results from operations and financial condition. In addition, the COVID-19 pandemic has resulted in ongoing volatility in the financial and capital markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Along with uNL being a rare disease, COVID-19 had a negative impact on the enrollment of patients in our PCS499 Phase 2B trial. In February 2023, after having experienced a significantly slower than expected enrollment rate with no signs of improvement, we decided to stop enrollment of new patients into the trial, effectively terminating it. Potential patients had died from COVID-19 complications prior to screening, and we had patients who were reluctant to travel to our testing sites for fear of contracting COVID-19. While we are hopeful the infection rate of COVID-19 will continue to decline, we cannot predict the future impact COVID-19 or future pandemics from other viruses will have on our current and future clinical trials.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2022, we had net operating loss (NOL) carryforwards of approximately $24.0 million for federal and state income tax available to offset future taxable income, and federal and state research and development tax credits of approximately $1.0 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382). NOL carryforwards prior to 2018 will expire in 2037 if not utilized.

Our NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We have not completed a Sec. 382 study and as such our net operating loss carryforwards may be subject to such limitation.

In addition, we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, including through completed or contemplated financings, some of which may be outside of our control. If we determine that a future ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

We currently do not have, and may never develop, any FDA-approved, licensed or commercialized products.

We have not yet sought to obtain any regulatory approvals for any product candidates in the United States or in any foreign market. For us to develop any products that might be licensed or commercialized, we will have to invest further time and capital in research and product development, regulatory compliance and market development. Therefore, we and our licensors, prospective business partners and other collaborators may never develop any products that can be licensed or commercialized. All our development efforts will require substantial additional funding, none of which may result in any revenue.

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

Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our product candidates’ safety and efficacy before submitting an NDA. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.

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

Our operations to date have been limited to financing and staffing, conducting research and developing our core technologies, identifying and optimizing our lead product clinical candidates, performing due diligence on other potential drug in-licensing opportunities and further moving the clinical product candidates through the development programs identified. Some of the activities in the development programs include receiving FDA IND clearance on one indication for two product candidates, completing a Phase 2A trial for PCS12852 in gastroparesis patients, conducting a Phase 1B trial for PCS6422 in patients with advanced gastrointestinal tumors, completing a Phase 1 healthy human volunteer trial, completing a Phase 2A clinical trial and conducting a Phase 2 clinical trial in patients with NL and receiving FDA orphan designation on PCS499 in NL. Other activities include improving the manufacturing of PCS499, PCS6422 and PCS11T final products and developing regulatory strategy plans for each of the products including expedited review plans, as applicable. Although we have recruited a team that has experience with clinical trials in the United States and outside the United States, as a company, we have only conducted four clinical trials in any jurisdiction and have not had previous experience commercializing product candidates through the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that other planned clinical trials will begin or be completed on time, if at all; that our development program and studies would be acceptable to the FDA or other regulatory authorities; or that, if regulatory approval is obtained, our product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants and collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

Furthermore, we may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates.

Some preclinical studies and early clinical studies of our product candidates have been completed, but we do not know the predictive value of these studies for our targeted population of patients, and we cannot guarantee that any positive results in these studies will translate successfully to the larger targeted population of patients. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing or early clinical studies, and many product candidates fail in clinical trials despite promising preclinical or early clinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Human patients in clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies, including, but not limited to, immunogenic responses, organ toxicities such as liver, heart or kidney or other tolerability issues or possibly even death. The observed potency and kinetics of our planned product candidates in preclinical studies may not be observed in human clinical trials. If clinical trials of our planned product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our planned product candidates which may result in complete loss of expenditures which we devote to those products.

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

Further, if any of our product candidates obtains marketing approval, toxicities associated with our product candidates may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional warnings being added to the labeling, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical testing. However, any such event, were it to occur, would cause substantial harm to our business and financial condition and would result in the diversion of our management’s attention.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient, or API, in our product candidates for use in our clinical trials or for commercial products. In addition, we do not have the capability to formulate any of our product candidates into a finished drug product for commercial distribution. As a result, we will be obligated to rely on contract manufacturers, if and when any of our product candidates are approved for commercialization. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our product candidates on favorable terms to us, or at all.

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

Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expenses.

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

Federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increases and to report information relating to those price increases. On May 11, 2018, the Department of Health and Human Services requested comments on a “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs,” which outlines a wide range of proposals and policy considerations intended to improve competition; lower patient out-of-pocket costs; enhance negotiation; and provide incentives for lower manufacturer list prices. Some of the proposals would require Congressional approval, while others could be adopted administratively. There can be no assurances that future changes to Medicare and/or Medicaid prescription drug reimbursement policies, drug pricing and contracting practices, or government drug price regulation programs such as the Medicaid Drug Rebate Program or 340B Drug Pricing Program will not have an adverse impact on our business and future prospects.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our product candidates could result in injury to a patient or even death. We cannot offer any assurance that we will not face product liability suits in the future, or that our insurance coverage will be sufficient to cover our liability in any such cases.

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

Our commercial success will depend, in part, on the ability of our licensors to obtain and maintain patent protection for our licensed technologies, products and processes, successfully defend these licensed patents against third-party challenges and successfully enforce these patents against third-party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our licensed intellectual property rights. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents. The existing patents and patent applications relating to our drug product candidates may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

We are highly dependent upon the principal members of our small management team and staff, including David Young, Pharm.D., Ph.D, our Chief Executive Officer, and Sian Bigora, Pharm.D., our Chief Development and Regulatory Officer. The employment of Drs. Young and Bigora may be terminated at any time by either us or Dr. Young or Dr. Bigora. The loss of any current or future team member could impair our ability to design, identify, and develop new intellectual property and product candidates and new scientific or product ideas. Additionally, if we lose the services of any of these persons, we would likely be forced to expend significant time and money in the pursuit of replacements, which may result in a delay in the development of our product candidates and the implementation of our business plan and plan of operations and diversion of our management’s attention. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees on terms that would not be unduly expensive or burdensome to us.

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

Risks Related to Ownership of Our Common Stock

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy The Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum bid price requirement of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On March 22, 2023, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2). We will have 180 days from March 22, 2023, or through September 18, 2023, to regain compliance. If we do not regain compliance during the compliance period ending September 18, 2023, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notify Nasdaq of our intent to cure the deficiency. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, we may be subject to delisting. If Nasdaq determines to delist our common stock, we will have the right to appeal to the Nasdaq Hearings Panel.

If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

Our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, beneficially own shares representing approximately 23.1% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and potentially control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power may adversely affect the market price of our common stock by:

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, there can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrades our stock or changes his or her opinion of our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business and the development of our product candidates.

Our bylaws provide for the indemnification of our officers and directors. We may in the future be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the development of our product candidates, thereby affecting our ability to attain profitability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our principal executive office is located at 7380 Coca Cola Drive, Suite 106, Hanover, MD 21076. We currently lease approximately 6,500 square feet of office space at this location until September 2025.

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

Holders

As of March 27, 2023, there were 24,557,592 shares of common stock outstanding and 199 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information as to our 2019 Omnibus Incentive Plan as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	3,764,658	(1)	$11.45	2,387,622

Equity compensation plans not approved by security holders	47,772		19.88	-

Total	3,812,430			2,387,622	(2)

(1)	Includes stock options to purchase 7,143 shares of our common stock issued under the prior equity compensation plan.
(2)	Consists of shares available for issuance under the 2019 Omnibus Incentive Plan.

On January 1, 2023, we awarded restricted stock awards and units for 1,056,503 shares of our common stock to our employees and directors, which is not included in the table above.

Recent Sales of Unregistered Securities

During the fourth quarter of 2022, we did not issue any securities that were not registered under the Securities Act.

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

Overview

We are a clinical-stage biopharmaceutical company focused on utilizing the Processa Regulatory Science Approach including the principles associated with FDA’s Project Optimus Oncology initiative and the related FDA Draft Guidance, in the development of Next Generation Chemotherapy (NGC) oncology drug products. Our mission is to provide better treatment options than those that presently exist by extending a patient’s survival and/or improving a patient’s quality of life. This is achieved by taking FDA-approved, widely used oncology drugs or the cancer killing metabolites of these drugs and altering how they are metabolized and/or distributed in the body, including how they are distributed to the actual cancer cells.

Regulatory science was conceived in the early 1990s when the founders of Processa worked with the FDA to develop multiple FDA Guidances supported by the regulatory science studies designed and conducted by the Processa founders and other faculty at the University of Maryland. Over the last 30 years, two of our founders, Dr. David Young and Dr. Sian Bigora, have expanded the original regulatory science concept to include other factors, such as the principles of Project Optimus, that can affect the risk-benefit analyses that FDA conducts for every FDA drug approval. In fact, the principles of FDA’s Project Optimus have been used by Drs. Young and Bigora to identify and justify an “optimal” dosage regimen for a number of non-oncology FDA-approved drugs. The Processa Regulatory Science Approach and our past experience with the principles of Project Optimus differentiates us from other biotechnology companies by focusing us not only on the clinical science, but also on the equally important regulatory process associated with oncology drugs. We believe utilizing the Processa Regulatory Science Approach provides us with three distinct advantages:

●	greater efficiencies (e.g., the right study design and study readouts);
●	greater possibility of drug approval by the FDA or other regulatory authorities; and
●	improvement over existing therapy and greater acceptance by patients/doctors.

In January 2023, we announced our strategic prioritization to advance our pipeline of Next Generation Chemotherapy proprietary small molecule oncology drugs. By changing either the metabolism, distribution and/or elimination of already FDA-approved cancer drugs while maintaining the mechanism of how the drug kills cancer cells, we believe our three Next Generation Chemotherapy (NGC) treatments will provide improved safety-efficacy profiles when compared to their currently marketed counterparts - capecitabine, gemcitabine, and irinotecan.

Historically, much of oncology drug development has searched for a new or different way to treat cancer. Our approach is to modify and improve three different, currently approved, and widely used chemotherapy treatments so that the human body handles these NGC treatments differently than their presently approved counterpart drugs while the cancer killing mechanism of action remains the same. FDA’s Project Optimus Oncology initiative and Oncology Guidance recommends that the dose-response (both safety and efficacy) relationships be evaluated for all oncology drugs. We have begun this process for our NGC treatments. To date, we have found that our NGC treatments are likely to have a better safety-efficacy profile than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also differentiating our NGC treatments from the existing treatment. We believe our NGC treatments have the potential to extend the survival and/or quality of life for more patients diagnosed with cancer while decreasing the number of patients who are required to dose adjust or discontinue treatment because of side effects or lack of response.

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

Our Strategy

Our strategy is to obtain and develop drugs that will not only treat patients with unmet medical need conditions, but also have the potential to be more efficiently developed with a greater probability of development success than what typically occurs in the biotech-pharma industry, as well as a better return on investment given more efficient development and high commercial value. By changing either the metabolism, distribution and/or elimination of FDA-approved drugs while still maintaining the mechanism of killing cancer cells, we believe that our three NGC treatments provide improved safety-efficacy profiles when compared to their currently marketed counterparts of capecitabine, gemcitabine and irinotecan. These modifications differentiate our NGC treatments from the existing therapies while being potential life-changing treatments for patients.

Our pipeline of NGCs (i) already have data demonstrating the desired pharmacological activity in humans or appropriate animal models and is able to provide improved safety and/or efficacy by some modification in the formation and/or distribution of the active moieties associated with the drug and (ii) target cancers for which a single positive pivotal study demonstrating efficacy might provide enough evidence that the clinical benefits of the drug and its approval outweighs the risks associated with the drug. We expect to move each NGC to the next Phase of development while continually evaluating opportunities to further advance each drug to approval by ourselves or with a larger partner.

Recent Developments

Financing Transactions

Subsequent to December 31, 2022, we raised gross proceeds of $7.0 million from the sale of 8,432,192 shares of our common stock through the Purchase Agreement with Lincoln Park Capital, the Sales Agreement with Oppenheimer, and a registered direct offering, as follows:

●	In January 2023, we sold 50,000 shares at an average price of $1.08 per share for an aggregate gross proceedings of $54,000 through the Purchase Agreement we entered into with Lincoln Park Capital in March 2022, under which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of our shares of common stock, subject to the terms and conditions in the Purchase Agreement. We did not sell any shares to Lincoln Park under the Purchase Agreement during the year ended December 31, 2022.

●	On February 3, 2023, we sold 569,648 shares at an average price of approximately $1.22 per share for an aggregate gross proceeds of approximately $693,000 (net proceeds of approximately $672,000) prior to deducting sales commissions, pursuant to our Sales Agreement with Oppenheimer & Co. Inc. under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time. On February 5, 2023, in connection with our Registered Direct Offering, we suspended the Sales Agreement with Oppenheimer & Co. Inc., but we expect to reinstate it during 2023.

●	On February 14, 2023, we closed on a registered direct offering for the sale of 7,812,544 shares of our common stock at a purchase price of $0.80 per share to accredited investors for gross proceeds of $6.3 million. Net proceeds from the offering were $5.7 million.

We plan to use the net proceeds for these financings to prepare for future clinical trials, research and development expenses, working capital and other general corporate purposes.

Suspension of Further Enrollment in PCS499 Trials

Due to enrollment difficulties that we have experienced since the beginning of our rare disease trial for PCS499 in uNL, we decided to suspend further enrollment in the PCS499 trial in February 2023. There were no safety concerns noted during the trial.

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

Results of Operations

Comparison of the year ended December 31, 2022 and 2021

The following table summarizes our operations loss during the periods indicated:

	Year Ended December 31,
	2022	2021	Change
Operating Expenses
Research and development costs	$11,494,230	$6,878,021	$4,616,209
Acquisition of in-process research and development	-	566,583	(566,583)
General and administrative expenses	8,763,058	4,688,939	4,074,119
Impairment of intangible asset	7,268,143	-	7,268,143

Operating Loss	(27,525,431)	(12,133,543)
Other Income (Expense)
Forgiveness of Payroll Protection Program loan and related accrued interest	-	163,771	(163,771)
Interest income, net	101,202	11,627	89,575
Total other income (expense)	101,202	175,398
Net Operating Loss Before Income Tax Benefit	(27,424,229)	(11,958,145)	(15,466,084)
Income Tax Benefit	-	530,611	(530,611)
Net Loss	$(27,424,229)	$(11,427,534)

Revenues.

We had no revenue during the years ended December 31, 2022 and 2021. We do not currently have any revenue under contract or any immediate sales prospects.

Research and Development Expenses.

Our research and development costs are expensed as incurred. Research and development expenses include (i) program and testing related expenses including external consulting and professional fees related to the product testing and our development activities, (ii) internal research and development staff related salaries and other payroll costs including stock-based compensation, payroll taxes and employee benefits, and (iii) amortization of the exclusive PCS499 license intangible asset used in research and development activities up to its impairment at December 31, 2022,. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and expensed when the research and development activities are performed.

Research and development costs for the years ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
Preclinical, clinical trial and other costs	$6,269,006	$4,171,836
Research and development salaries and benefits	4,436,729	1,915,697
Amortization of intangible assets	788,495	790,488
Total	$11,494,230	$6,878,021

During the year ended December 31, 2022, our research and development expenses increased by $4,616,209 to $11,479,331 when compared to $6,878,021 for the year ended December 31, 2021. We experienced increases in payroll and related costs of approximately $433,000 and increases in stock-based compensation of approximately $2.1 million, as a result of expanding our development team, and increasing salary rates and stock-based compensation.

We also experienced increases in preclinical, clinical trial and other costs from activities in our clinical trials. Expenses include costs we paid contract research organizations, regulatory filing and maintenance fees, drug product testing and stability, consulting, and other clinical fees. Additionally, on May 17, 2022, we amended the third Milestone Event of our License Agreement with Elion changing the third Milestone Event as described in Note 9 to our consolidated financial statements. As a result, we recorded research and development expense and a related liability of $189,000, which represents the value of the shares we anticipate issuing to Elion upon satisfaction of the third Milestone Event (as modified) at the fair value on the date of modification. We experienced a very different level of clinical activity in 2021 compared to 2022. In May 2021, we enrolled our first patient in our Phase 2B clinical trial for PCS499 and in August 2021, we enrolled our first patient in our Phase 1B clinical trial for PCS6422. We were also conducting pre-IND tasks for PCS12852 in 2021.

Unless we obtain additional funding, we anticipate our research and development costs will decrease in 2023 as we complete our trials and begin to fund development activities for the other drugs in our pipeline. Depending on our funding, we plan to (i) complete our current clinical trials; (ii) begin a Phase 2B trial for NGC-Capecitabine; (iii) obtain IND enabling data for NGC-Irinotecan; (iv) initiate a Phase 2 trial for NGC-Gemcitabine; and (v) manufacture drug product necessary to conduct future clinical trials.

The funding necessary to bring a drug candidate to market is subject to numerous uncertainties. Once a drug candidate is identified, the further development of that drug candidate may be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand. For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Some programs may be terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. We anticipate our research and development costs to increase in the future as we finalize our clinical trials; plan/conduct future clinical trials, including the cost of having drug product manufactured; continue our evaluation of the remaining drugs in our portfolio; and expand our development team.

Our clinical trial cost accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf.

In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered. At December 31, 2022, we recorded $1.1 million in prepaid expenses for advanced payments made to our CROs related to our clinical trials.

Acquisition of In-Process Research and Development.

In 2021, we recorded $566,583 of acquired in-process research and development expense in connection with the Ocuphire Agreement. The total acquisition cost includes the issuance of 44,689 shares (with a fair value of $300,000) of our common stock we issued to Ocuphire, a cash payment of $200,000 and $66,583 in expenses we agreed to pay on behalf of Ocuphire. We did not have a similar expense in 2022. We believe the in-process research and development asset acquired have no alternative future use.

General and Administrative Expenses.

Our general and administrative expenses for the year ended December 31, 2022 increased by $4,074,119 to $8,763,058 when compared to $4,688,939 for the same period in 2021. The majority of the increase was due to employee stock-based compensation of approximately $3.5 million. We share office space with CorLyst, a related party, and during the years ended December 31, 2022 and 2021, they reimbursed us $124,497 and $126,324, respectively, for rent and other costs we incurred on their behalf.

We expect the general and administrative expenses to continue to increase as we add staff to support our growing research and development activities and the administration required to operate as a public company.

Impairment of Intangible Asset.

Our gross intangible assets consisted primarily of costs we capitalized related to the acquisition of license rights to PCS499 from CoNCERT Pharmaceuticals. Inc. (“CoNCERT”) for shares of our common stock. We capitalized $8.0 million, which was the fair value of the 298,615 shares of our common stock we issued to CoNCERT when we acquired the license rights to PCS499 on March 19, 2018.

We review amounts previously capitalized for impairment whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. In May 2021, we enrolled our first patient in our Phase 2B trial for the treatment of ulcerative NL with PCS499. Although we initiated a number of recruitment programs to increase the enrollment of patients in this study, we were only able to recruit four patients by December 31, 2022. We experienced extremely slow enrollment in the study given the extreme rarity of the condition (rarer than reported in the literature), the impact of COVID-19, and the reluctance of patients to be in a clinical study. We will complete the study for those currently enrolled, but have halted further efforts to enroll new patients. At December 31, 2022, as a result of our decision to halt future enrollment and terminate our PCS499 clinical trial for ulcerative necrobiosis lipoidica, we recognized an impairment of the remaining book value of the intangible asset of $7.3 million, thereby reducing the value of our intangible asset to zero. Our assessment was based on the uncertainty of determining whether we will be able to out-license PCS499 or enter into a partnering/collaborating arrangement for its future development.

Other Income and (Expense)

Net other income and (expense) was $101,202 and $175,398 for the years ended December 31, 2022 and 2021, respectively. During 2021, we recognized $163,771 as other income for the principal amount and related accrued interest related to the forgiveness of our Paycheck Protection Program loan. Interest income represents interest earned on money market funds. Interest expense in 2021 was related to our Paycheck Protection Program loan.

Income Tax Benefit.

We did not recognize any income tax benefit for the year ended December 31, 2022. An income tax benefit of $530,611 was recognized for the year ended December 31, 2021. A deferred tax liability was created as a result of our acquisition of CoNCERT’s license and “Know-How” in exchange for our common stock that had been issued in the Internal Revenue Code Section 351 transaction on March 19, 2018. The Section 351 transaction treated the acquisition of the Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, we recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between the financial reporting basis of $11,038,929 and the tax basis of $1,782. The deferred tax liability has been reduced for the effect of the non-deductibility of the amortization of the intangible asset and has been offset by the deferred tax assets resulting from net operating tax losses and was fully offset at December 31, 2021. This offset resulted in the recognition of a deferred tax benefit shown in the consolidated statements of operations in 2021 and prior periods. At December 31, 2022, the remaining deferred tax liability was eliminated as a result of the impairment of the intangible asset.

At December 31, 2022, we have recorded deferred tax assets totaling $14,542,710, including $6,480,014 of net operating losses that are fully offset by a valuation allowance.

Liquidity

Sources of Liquidity

At December 31, 2022 we had $6.5 million in cash and cash equivalents. On a proforma basis, taking into consideration the following funding we closed subsequent to year end, our cash and cash equivalents would have been $12.9 million at December 31, 2022.

●	In January 2023, we sold 50,000 shares at an average price of $1.08 per share for an aggregate gross proceedings of $54,000 through the Purchase Agreement we entered into with Lincoln Park Capital in March 2022, under which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of our shares of common stock, subject to the terms and conditions in the Purchase Agreement. We did not sell any shares to Lincoln Park under the Purchase Agreement during the year ended December 31, 2022.

●	On February 3, 2023, we sold 569,648 shares at an average price of approximately $1.22 per share for an aggregate gross proceeds of approximately $693,000 (net proceeds of approximately $672,000) prior to deducting sales commissions, pursuant to our Sales Agreement with Oppenheimer & Co. Inc. under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time. On February 5, 2023, in connection with our Registered Direct Offering, we suspended the Sales Agreement with Oppenheimer & Co. Inc., but we expect to reinstate it during 2023.

●	On February 14, 2023, we closed on a registered direct offering for the sale of 7,812,544 shares of our common stock at a purchase price of $0.80 per share to accredited investors for gross proceeds of $6.3 million. Net proceeds from the offering were $5.7 million.

We have incurred losses and net cash used in our operating activities during the year ended December 31, 2022, which we expect to continue for the foreseeable future. We have incurred losses since our inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $64.2 million at December 31, 2022. During the year ended December 31, 2022, we generated a net loss of approximately $27.4 million, of which $17.4 million were non-cash expenses. Based on our current plans, we believe our current cash balance along with amounts we raised subsequent to year end will be adequate for at least the next twelve months. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when needed.

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

Our future capital requirements will depend on many factors, including:

●	the cost of our current clinical trials and the cost of third-party manufacturing;
●	the initiation, progress, timing, costs and results of drug manufacturing, pre-clinical studies, and clinical trials of PCS3117 and PCS11T, as well as any other future product candidates;
●	the number and characteristics of product candidates that we pursue;
●	the outcome, timing, and costs of seeking regulatory approvals;
●	the costs associated with hiring additional personnel and consultants for our pre-clinical and clinical activities;
●	the emergence of competing therapies and other adverse market developments;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the extent to which we in-license or acquire other products and technologies; and
●	the costs of operating as a public company.

Until such time as we can generate substantial product revenues to support our capital requirements, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. We currently have an effective S-3 shelf registration statement on file with the SEC, which provides us flexibility and optionality to raise capital, including pursuant to a Purchase Agreement with Lincoln Park Capital or a future at-the-market offering, but there can be no assurance that capital will continue to be available to us on acceptable terms, won’t be limited, or be available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(9,605,143)	$(8,717,291)
Financing activities	(388,843)	9,798,648
Net (decrease) increase in cash and cash equivalents	$(9,993,986)	$1,081,357

Net cash used in operating activities

We used net cash in our operating activities of $9,605,143 and $8,717,291 during the years ended December 31, 2022 and 2021, respectively. The increase in cash used in operating activities during the year ended December 31, 2022 compared to the same period in 2021 was primarily related to cash payments made to conduct our clinical trials and increased salaries to our employees.

At December 31, 2022, our prepaid expense and other balance consisted primarily of $1.1 million for advanced payments we made to our CROs that have not yet been applied to our clinical trials, representing a $100,000 reduction from the prepaid amount recorded at December 31, 2021 of $1.2 million. Our prepaid expense and other at December 31, 2022 also included the unamortized non-cash commitment fee we paid to Lincoln Park of approximately $334,000 and the unamortized ATM offering related costs of $186,000. The majority of the remaining change in prepaid expenses and other was the result of various insurance policies we hold, such as directors’ and officers’ insurance and product liability insurance for conducting our clinical trials.

As we complete our clinical trials and evaluate the other drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. We expect these amounts to increase in the future as the drugs in our pipeline continue to advance and if new or additional clinical trials begin.

Net cash (used in) provided by financing activities

During the year ended December 31, 2022, we used net cash in financing activities of $300,000 to purchase 100,000 shares of our common stock from a licensee in early 2022 and $88,843 to pay income taxes owed on vested stock-based compensation. During the same period in 2021, we closed a private offering, raising net proceeds of $9.9 million, paid approximately $64,000 for income taxes owed on vested stock-based compensation and received $173,987 in net proceeds from the sale of 21,597 shares of our common stock under our ATM Offering. We capitalized $186,493 in expenses related to our ATM Offering, which we will amortize as we sell additional shares once we reinstate our ATM Offering.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2022:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$256,241	$93,845	$162,396	$-	$-

Total	$256,241	$93,845	$162,396	$-	$-

We enter into contracts in the normal course of business with CROs, clinical supply manufacturers and vendors for pre-clinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

We have also entered into license and collaboration agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales.

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

Valuation of Intangible Assets

Our intangible assets consisted primarily of the costs we incurred when we acquired the exclusive license from CoNCERT related to patent rights and Know-How to develop and commercialize compounds and products for PCS499 and each metabolite thereof and the related income tax effects. In accordance with ASC Topic 730, Research and Development, we capitalized the costs of acquiring the exclusive license rights to PCS499 as the exclusive license rights represent intangible assets to be used in research and development activities that have future alternative uses, measured initially at the asset’s acquisition date fair value.

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

Potential triggering events that could indicate whether an impairment of our intangible assets may have occurred include: clinical trial results where the drug did not meet pre-established criteria or clinical endpoints, failure to obtain regulatory approval, the inability to fund future clinical trials, inability to enroll the trial, adverse changes in the regulatory environment, the approval of competing therapies or compounds, and adverse changes in applicable laws or regulations. The impairment of our intangible assets could have a material adverse impact on our financial condition. In order to determine whether an impairment has occurred, we evaluate the events and incorporate multiple assumptions, including costs associated with continuing the development program, competing therapies or compounds, potential market size, and estimated future cash flows. When testing for impairment, we may assess qualitative factors for our indefinite-lived intangibles to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. Alternatively, we may bypass this qualitative assessment for some or all of our indefinite-lived intangibles and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. We test our intangible assets for impairment as of December 31 of the presented years.

Impairment of PCS499 In-process Research and Development Asset

In February 2023, we suspended further enrollment in our PCS499 trial for uNL due to difficulties we encountered in enrolling the trial, along with our limited resources. In May 2021, we enrolled our first patient in our Phase 2B trial for the treatment of ulcerative NL with PCS499. Although we initiated a number of recruitment programs to increase the enrollment of patients in this study, we were only able to recruit four patients by December 31, 2022. We have experienced extremely slow enrollment in the study given the extreme rarity of the condition (rarer than reported in the literature), the impact of COVID-19, and the reluctance of patients to be in a clinical study. We will complete the study for those currently enrolled but have halted further efforts to enroll new patients. As a result, we recognized a non-cash expense of $7.3 million as of December 31, 2022 related to the impairment of the intangible asset for PCS499. We originally recognized this intangible asset in conjunction with its acquisition from CoNCERT Pharmaceuticals, Inc. in 2018.

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

See Note 5 – Stock-Based Compensation for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options and warrants granted during the years ended December 31, 2022 and 2021.

All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of December 31, 2022 and 2021, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that benefits from our deferred tax assets will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. As part of an evaluation of our tax attributes in 2022, we recharacterized approximately $7.4 million of startup costs previously capitalized as an IRC Section 195 asset as net operating losses. The recharacterization has no impact on total deferred tax assets since we had previously and will continue to provide a full valuation allowance on our unutilized net deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period such changes are enacted. No current income tax benefit or expense was recorded for 2022 or is expected in the foreseeable future since the deferred tax liability was offset completely as of December 31, 2021 and we expect to generate future taxable net operating losses.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

Recently Issued Accounting Pronouncements

See Note 2 of our consolidated financial statements for new accounting pronouncements or changes to the recent accounting pronouncements during the year ended December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Processa Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Processa Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which they relate.

Intangible Asset

As discussed in Notes 3 and 9 to the consolidated financial statements, the Company previously capitalized costs related to the acquisition of the exclusive license rights to PCS499. As of December 31, 2022, this intangible was deemed impaired and the Company recognized approximately $7.3 million in expense reducing the asset to zero.

We identified the impairment of this intangible asset as a critical audit matter due to the materiality of the asset. To test the impairment of the asset, we reviewed management’s analysis and tested the significant assumptions used by management.

/s/ BD & Company, Inc.

Owings Mills, MD

March 30, 2023

We have served as the Company’s auditor since 2017.

Processa Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$6,503,595	$16,497,581
Due from tax agencies	-	70,274
Prepaid expenses and other	1,883,134	1,759,296
Total Current Assets	8,386,729	18,327,151
Other Assets
Operating lease right-of-use assets, net	227,587	74,181
Intangible assets, net	-	8,056,638
Other	5,535	5,535
Total Other Assets	233,122	8,136,354
Total Assets	$8,619,851	$26,463,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of operating lease liability	$78,896	$71,078
Accounts payable	327,548	218,905
Due to licensor	189,000	400,000
Due to related parties	51	1,772
Accrued expenses	403,061	279,265
Total Current Liabilities	998,556	971,020
Non-current Liabilities
Non-current operating lease liability	150,554	7,385
Total Liabilities	1,149,110	978,405

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 50,000,000 shares authorized; 16,135,400 issued and 16,035,400 outstanding at December 31, 2022 and 15,710,246 issued and outstanding at December 31, 2021	1,614	1,571
Additional paid-in capital	72,016,688	62,306,861
Treasury stock	(300,000)	-
Accumulated deficit	(64,247,561)	(36,823,332)
Total Stockholders’ Equity	7,470,741	25,485,100
Total Liabilities and Stockholders’ Equity	$8,619,851	$26,463,505

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Operating Expenses
Research and development expenses	$11,494,230	$6,878,021
Acquisition of in-process research and development	-	566,583
General and administrative expenses	8,763,058	4,688,939
Impairment of intangible asset	7,268,143	-

Operating Loss	(27,525,431)	(12,133,543)

Other Income (Expense)
Forgiveness of Payroll Protection Program loan and related accrued interest	-	163,771
Interest income, net	101,202	11,627

Net Operating Loss Before Income Tax Benefit	(27,424,229)	(11,958,145)
Income Tax Benefit	-	530,611

Net Loss	$(27,424,229)	$(11,427,534)

Net Loss Per Common Share - Basic and Diluted	$(1.70)	$(0.75)

Weighted Average Common Shares Used to Compute
Net Loss Per Common Shares - Basic and Diluted	16,109,291	15,319,463

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2022 and 2021

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2021	14,181,734	$1,419	$48,333,857	$-	$-	$(25,395,798)	$22,939,478
Stock-based compensation	50,270	5	3,288,010	-	-	-	3,288,015
Shares issued in private placement, net of transaction costs	1,321,132	132	9,875,418	-	-	-	9,875,550
Shares issued in connection with license agreement	144,689	14	699,986	-	-	-	700,000
Shares withheld to pay income taxes on stock-based compensation	(9,176)	(1)	(64,395)	-	-	-	(64,396)
Shares issued in ATM purchase, net of transaction costs	21,597	2	173,985	-	-	-	173,987
Net loss	-	-	-	-	-	(11,427,534)	(11,427,534)
Balance, January 1, 2022	15,710,246	1,571	62,306,861	-	-	(36,823,332)	25,485,100
Acquisition of treasury stock	-	-	-	(100,000)	(300,000)	-	(300,000)
Stock-based compensation	237,690	24	8,948,689	-	-	-	8,948,713
Shares issued in connection with the Purchase Agreement with Lincoln Park	123,609	12	449,988	-	-	-	450,000
Shares issued in connection with license agreement	100,000	10	399,990	-	-	-	400,000
Shares withheld to pay income taxes on stock-based compensation	(36,145)	(3)	(88,840)	-	-	-	(88,843)
Net loss	-	-	-	-	-	(27,424,229)	(27,424,229)
Balance, December 31, 2022	16,135,400	$1,614	$72,016,688	(100,000)	$(300,000)	$(64,247,561)	$7,470,741

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net Loss	$(27,424,229)	$(11,427,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	484
Non-cash lease expense for right-of-use assets	85,518	84,377
Non-cash milestone expense in connection with license agreement	189,000	-
Non-cash acquisition of in-process research and development	-	300,000
Amortization of debt issuance costs	115,613	-
Amortization of intangible asset	788,495	790,488
Impairment of intangible asset	7,268,143	-
Deferred income tax (benefit) expense	-	(530,611)
Stock-based compensation	8,828,713	3,408,015
Forgiveness of Payroll Protection Program loan and related accrued interest	-	(163,771)
Net changes in operating assets and liabilities:
Prepaid expenses and other	210,549	(1,018,095)
Operating lease liability	(87,937)	(87,200)
Accounts payable	108,643	(101,789)
Due (from) to related parties	(1,721)	86,644
Other receivables	70,274	6,750
Accrued expenses	243,796	(65,049)
Net cash (used in) operating activities	(9,605,143)	(8,717,291)

Cash Flows From Financing Activities
Net proceeds from common stock sold	-	10,049,537
Shares withheld to pay taxes on stock-based compensation	(88,843)	(64,396)
Acquisition of treasury stock	(300,000)	-
Other	-	(186,493)
Net cash (used in) provided by financing activities	(388,843)	9,798,648

Net (Decrease) Increase in Cash and Cash Equivalents	(9,993,986)	1,081,357
Cash and Cash Equivalents - Beginning of Year	16,497,581	15,416,224
Cash and Cash Equivalents - End of Year	$6,503,595	$16,497,581

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash Financing Activities
Issuance of 17,572 shares of common stock in satisfaction of accrued director fees	$120,000	-
Issuance of 123,609 shares of common stock in connection with the Purchase Agreement with Lincoln Park	$450,000	$-
Issuance of 100,000 shares of common stock in connection with a licensing agreement which had previously been recorded as a due to licensor	$400,000	$400,000
		-
Right-of-use asset obtained in exchange for operating lease liability	$(238,924)	$-
Operating lease liability	238,924
Net	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of the Business

Business Activities and Organization

We are a clinical-stage biopharmaceutical company focused on utilizing the Processa Regulatory Science Approach including the principles associated with FDA’s Project Optimus Oncology initiative and the related FDA Draft Guidance, in the development of NGC oncology drug products. Our mission is to provide better treatment options than those that presently exist by extending a patient’s survival and/or improving a patient’s quality of life. This is achieved by taking FDA-approved, widely used oncology drugs or the cancer killing metabolites of these drugs and altering how they are metabolized and/or distributed in the body, including how they are distributed to the actual cancer cells. By changing either the metabolism, distribution and/or elimination of already FDA-approved cancer drugs while maintaining the mechanism of how the drug kills cancer cells, we believe our three Next Generation Chemotherapy (NGC) treatments will provide improved safety-efficacy profiles when compared to their currently marketed counterparts - capecitabine, gemcitabine, and irinotecan. All future studies of these drugs are subject to availability of capital to conduct the trials.

The three NGC treatments in our pipeline are as follows:

●	NGC-Capecitabine is a combination of PCS6422 and capecitabine. NGC-Capecitabine alters the metabolism of capecitabine without having any clinically meaningful biological effect itself. In clinical trials, NGC-Capecitabine has a safety profile different than capecitabine when administered by itself. Side effects, such as Hand-Foot Syndrome (HFS) and cardiotoxicity that typically occur in 50-70% of patients treated with capecitabine and caused by specific capecitabine metabolites that are not formed to any extent with NGC-Capecitabine, do not appear to be side effects associated with NGC-Capecitabine. These types of toxicities can result in decreased doses, interrupted doses, or discontinuation of treatment with capecitabine. In addition, NGC-Capecitabine has been found to be greater than 50 times more potent than capecitabine based on the systemic exposure of the capecitabine metabolite 5-FU, which is metabolized to the cancer-killing metabolites. Like capecitabine, NGC-Capecitabine could be used to treat patients with various cancers, such as metastatic colorectal, gastrointestinal, breast and pancreatic. We estimate at least 200,000 patients in the United States were diagnosed in 2022 with metastatic colorectal, gastrointestinal, breast, and pancreatic cancers. In mid-April of 2023, we are scheduled to begin discussions with the FDA regarding the design of our Phase 2B trial and Project Optimus in order to initiate the Phase 2B trial in the second half of 2023.

●	NGC-Gemcitabine (also identified as PCS3117) is an oral analog of gemcitabine that is converted to its active metabolite by a different enzyme system than gemcitabine resulting in a positive response in gemcitabine patients as well as some gemcitabine treatment-resistant patients. Like gemcitabine, NGC-Gemcitabine could be used to treat patients with various cancers such as pancreatic, lung, ovarian, and breast. We estimate at least 275,000 patients in the United States were diagnosed in 2022 with pancreatic, lung, ovarian, and breast cancer. We plan to meet with the FDA in 2023 to discuss potential study designs including implementation of Project Optimus initiative as part of the design, and then submit the Phase 2B protocol to the Investigational New Drug (IND Application) in the second half of 2023.

●	NGC-Irinotecan (also identified as PCS11T) is a prodrug of the active metabolite of irinotecan (SN-38). The chemical structure of NGC-Irinotecan influences the uptake of the drug into cancer cells, resulting in more NGC-Irinotecan entering cancer cells than normal cells in mice. These levels were significantly greater than those seen with irinotecan, resulting in lower doses of NGC-Irinotecan having greater efficacy than irinotecan and improved safety in animal models. Like irinotecan, NGC-Irinotecan could be used to treat patients with various cancers such as lung, colorectal, gastrointestinal, and pancreatic cancer. We estimate at least 200,000 patients in the United States were diagnosed in 2022 with lung, colorectal, gastrointestinal, and pancreatic cancer. We plan to conduct IND-enabling and toxicology studies in 2023 and 2024.

Historically, much of oncology drug development has searched for a new or different way to treat cancer. Our approach is to modify and improve three different, currently approved, and widely used chemotherapy treatments so that the human body handles these NGC treatments differently than their presently approved counterpart drugs while the cancer killing mechanism of action remains the same. FDA’s Project Optimus Oncology initiative and Oncology Guidance recommends that the dose-response (both safety and efficacy) relationships be evaluated for all oncology drugs. We have begun this process for our NGC treatments. To date, we have found that our NGC treatments are likely to have a better safety-efficacy profile than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also differentiating our NGC treatments from the existing treatment. We believe our NGC treatments have the potential to extend the survival and/or quality of life for more patients diagnosed with cancer while decreasing the number of patients who are required to dose adjust or discontinue treatment because of side effects or lack of response.

As part of our shift in priority, including the allocation of resources to NGC drugs, we suspended further enrollment in the PCS499 trial for uNL. We are evaluating options to monetize both PCS12852 and PCS499. The clinical study findings for PCS12852 were positive in gastroparesis patients and there were no safety concerns noted during the conduct of either study.

Recent Financings

Registered Direct Offering

On February 9, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) relating to the issuance and sale of shares of common stock pursuant to a registered direct offering (the “Offering”) with certain accredited investors (the “Investors”). The Investors purchased approximately $6.3 million of shares, consisting of an aggregate of 7,812,544 shares of common stock at a purchase price of $0.80 per share. The Purchase Agreement provides that, subject to certain exceptions, until the earlier of (i) 90 days after the closing of the Offering or (ii) the trading day following the date that our common stock’s closing price exceeds $2.00 for a period of 10 consecutive trading days neither we nor our subsidiary will issue or enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents.

The net proceeds from the Offering, after deducting the fees of the Placement Agent, Spartan Capital Securities, LLC (“Spartan”), and the estimated offering expenses, were approximately $5.7 million. The Offering closed on February 14, 2023.

The common stock was offered and sold pursuant to our Registration Statement on Form S-3 (Registration No. 333-257558) previously filed with the Securities and Exchange Commission and declared effective on July 9, 2021, the base prospectus included therein and the related prospectus supplement dated February 9, 2023.

We paid the Placement Agent a cash fee of 8.0% of the gross proceeds from the Offering, excluding proceeds received from our insiders, and reimbursed the Placement Agent for legal fees of $60,000. The engagement agreement with the Placement Agent requires us to indemnify the Placement Agent and certain of its affiliates against certain customary liabilities. We also amended our consulting agreement with Spartan, entered into on August 24, 2022, extending the term of the consulting agreement until February 10, 2024. We will compensate Spartan for financial consulting services provided under the amendment by granting Spartan warrants to purchase 3,160,130 shares of our common stock on April 17, 2023 with an exercise price of $1.02. The warrants will expire three years from the date of issuance and contain both call and cashless exercise provisions.

At-the-Market Transactions

On August 20, 2021, we entered into an equity distribution agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds from the ATM Offering over time as a source for working capital and general corporate purposes. We are not obligated to make any sales of our common stock under the Sales Agreement and no assurance can be given that we will sell any shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. We will pay the Sales Agent an aggregate of up to 3.0% of the gross proceeds of the sales price per share of common stock sold through the Sales Agent under the Sales Agreement. The shares under the ATM Offering will be sold and issued pursuant to our S-3 shelf registration statement (Registration No. 333-257588), declared effective on July 9, 2021.

On February 3, 2023, we sold 569,648 shares of our common stock under the ATM Offering resulting in net proceeds of $672,393. We did not sell any shares under our ATM Offering during the year ended December 31, 2022 and sold 21,597 shares of our common stock during the year ended December 31, 2021 for aggregate net proceeds of approximately $174,000. On February 5, 2023, we suspended the Sales Agreement and terminated the prospectus supplement.

Equity Line of Credit Transactions

On March 23, 2022, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million of shares (the “Purchase Shares”) of our common stock, subject to the terms and conditions in the Purchase Agreement. We issued 123,609 shares of common stock (valued at $450,000) to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement and reimbursed Lincoln Park $25,000 for fees incurred in connection with the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to take certain actions relating to the registration under the Securities Act of 1933, as amended, of the offer and sale of the shares of common stock available for issuance under the Purchase Agreement.

We did not draw on our Equity Line of Credit with Lincoln Park in 2022. In January 2023, we sold Lincoln Park 50,000 shares of our common stock for proceeds of $54,000.

Impairment of PCS499 In-process Research and Development Asset

In February 2023, we suspended further enrollment in our PCS499 trial for uNL due to difficulties we encountered in enrolling our PCS499 trial for uNL. As a result, we recognized a non-cash expense of $7.3 million at December 31, 2022 related to the impairment of the intangible asset for PCS499 (see Note 3). We originally recognized this intangible asset in conjunction with its acquisition from CoNCERT Pharmaceuticals, Inc. in 2018.

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

Liquidity

We have incurred losses since inception, devoting substantially all of our efforts toward moving the drugs in our pipeline through the regulatory process and other research and development activities, and have an accumulated deficit of approximately $64.2 million as of December 31, 2022. During the year ended December 31, 2022, we generated a net loss of approximately $27.4 million, of which $17.4 million represented non-cash expenses. Net cash used in our operating activities during the year ended December 31, 2022 was approximately $9.6 million. We expect to continue to generate operating losses and negative cash flow from operations for the foreseeable future. Based on our current plans, we believe our current cash balances along with net proceeds of $6.4 million recently raised (described above) are adequate for at least the next twelve months. Our ability to execute our longer-term operating plans, including planned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when needed.

We had no revenue during the year ended December 31, 2022 and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our active clinical trials, research and development expenditures and operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses.

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

Intangible assets purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Those that have no alternative future uses (in research and development projects or otherwise), and therefore no separate economic value, are considered research and development costs and are expensed as incurred. Amortization of intangibles used in research and development activities is a research and development cost.

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

Impairment of Long-Lived Assets and Intangibles Other Than Goodwill

We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles – Goodwill and Other, which require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its expected future undiscounted net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets based on the present value of the expected future cash flows associated with the use of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s evaluation, we recorded an impairment loss of $7.3 million during the year ended December 31, 2022. No impairment loss was recorded during the year ended December 31, 2021 (see Note 3).

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

When evaluating the assumptions required for the Black-Scholes model, we recognized that our previous volatility computation was based on a basket of peer companies, which was no longer representative of the actual measure of the distribution of returns of our common stock and began using our Company’s historical closing stock prices for awards granted after September 1, 2021.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees or consultants who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. We account for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

Net Loss Per Share

Basic loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock outstanding during the period. Since we experienced a net loss for all periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the years ended December 31, 2022 and 2021 excludes the impact of potentially dilutive common shares related to outstanding stock options, unvested restricted stock awards (RSAs), unvested restricted stock units (RSUs) and purchase warrants.

Our diluted net loss per share for the years ended December 31, 2022 and 2021 excluded 2,577,910 and 822,430 of potentially dilutive common shares, respectively, related to outstanding stock options, unvested RSAs, unvested RSUs and warrants since those shares would have had an anti-dilutive effect on loss per share during the years then ended.

As noted above, we amended our consulting agreement with Spartan, extending the term of the consulting agreement until February 10, 2024. We will compensate Spartan for financial consulting services provided under the amendment by granting Spartan warrants to purchase 3,160,130 shares of our common stock on April 17, 2023 with an exercise price of $1.02. The warrants have been excluded from the 2.6 million potentially dilutive common shares described above since they have not been issued yet. They will expire three years from the date of issuance and contain both call and cashless exercise provisions.

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

Research and development

Research and development costs are expensed as incurred and consisted of direct and overhead-related expenses related primarily to clinical trials, development personnel salaries and related costs. Research and development costs totaled $11,494,230 and $6,878,021 for the years ended December 31, 2022 and 2021, respectively. Expenditures to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed as the acquisition of in-process research and development when incurred. Technology we develop for use in our products is expensed as incurred until technological feasibility has been established after which it is capitalized and depreciated. No research and development costs were capitalized during the years ended December 31, 2022 and 2021.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of December 31, 2022 and 2021, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that benefits from our deferred tax assets will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. As part of an evaluation of our tax attributes in 2022, we recharacterized approximately $7.4 million of startup costs previously capitalized as an IRC Section 195 asset as net operating losses. The recharacterization has no impact on total deferred tax assets since we had previously and will continue to provide a full valuation allowance on our unutilized net deferred tax assets.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements. We have considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. We believe that these recent pronouncements will not have a material effect on our consolidated financial statements.

Note 3 - Intangible Assets

Our gross intangible assets consisted primarily of costs we capitalized related to the acquisition of license rights to PCS499 from CoNCERT Pharmaceuticals. Inc. (“CoNCERT”) for shares of our common stock that had an issue date fair value of $8.0 million, $1,782 in transaction costs and $3,037,147 associated with the initial recognition of an offsetting deferred tax liability related to the acquired temporary difference for an asset purchased that is not a business combination and has a tax basis of $1,782 in accordance with ASC 740-10-25-51 Income Taxes. In accordance with ASC Topic 730, Research and Development, we capitalized the costs of acquiring the exclusive license rights to PCS499 from CoNCERT, as the exclusive license rights represented intangible assets to be used in research and development activities that management believed had future alternative uses.

Intangible assets at December 31, 2022 and 2021 consisted of the following:

	2022	2021
Gross intangible assets	$11,059,429	$11,059,429
Less: accumulated amortization	(3,791,286)	(3,002,791)
Less: impairment of intangible asset	(7,268,143)	-
Total intangible assets, net	$-	$8,056,638

Amortization expense was $788,495 and $790,488 for the years ended December 31, 2022 and 2021, respectively and is included within research and development expense in the accompanying consolidated statements of operations.

We review amounts previously capitalized for impairment whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. In May 2021, we enrolled our first patient in our Phase 2B trial for the treatment of ulcerative NL with PCS499. Although we initiated a number of recruitment programs to increase the enrollment of patients in this study, we were only able to recruit four patients by December 31, 2022. We have experienced extremely slow enrollment in the study given the extreme rarity of the condition (rarer than reported in the literature), the impact of COVID-19, and the reluctance of patients to be in a clinical study. We will complete the study for those currently enrolled, but in February 2023, we suspended further enrollment in the PCS499 trial for uNL, effectively terminating the trial. At December 31, 2022, as a result of our decision to halt future enrollment and terminate our PCS499 clinical trial for uNL, we recognized an impairment for remaining book value of the intangible asset of $7.3 million, thereby reducing the value of our intangible asset to zero. Our assessment was based on the uncertainty of determining whether we will be able to out-license PCS499 or enter into a partnering/collaborating arrangement for its future development. We believe the rarity of the disease, along with other factors, makes enrollment not feasible for us due to time and cost constraints. We are evaluating our options to monetize this asset.

Note 4 - Income Taxes

We have incurred net operating losses since inception. At December 31, 2022 and 2021, we had available federal and state net operating loss carryforwards of $24.0 million and $12.5 million, respectively. The federal net operating losses generated in 2018 and later of $23.7 million will carry forward indefinitely. Net operating losses generated prior to 2018 will expire 2037. We have not recognized any deferred tax assets related to the federal orphan drug or other research and development tax credits as of December 31, 2022 or 2021. The federal research and development tax credits have a 20-year carryforward period.

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of our net operating loss carryforwards could be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. We have not completed a Sec. 382 study and as such our net operating loss carryforwards may be subject to such limitation.

Our provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Total deferred tax benefit	-	-

Deferred:
Federal	(5,887,151)	(2,853,937)
State	(1,567,560)	(624,844)
Total deferred tax benefit	(7,454,711)	(3,478,781)

Valuation allowance	7,454,711	2,948,170
Net deferred tax benefit	-	(530,611)

Total tax provision (benefit)	$-	$(530,611)

A deferred tax liability was recorded on March 19, 2018 when we received CoNCERT’s license and Know-How in exchange for our common stock that had been issued in an Internal Revenue Code Section 351 Transaction. The Section 351 Transaction treats the acquisition of the license and Know-How for stock as a tax-free exchange. As a result, under ASC 740-10-25-51 Income Taxes, we recorded a deferred tax liability of $3,037,147 for the acquired temporary difference between intangible assets for the financial reporting basis of $11,038,929 and the tax basis of $1,782.

We recorded the benefit of net operating losses in our consolidated financial statements to the extent possible as a reduction in the deferred tax liability created by the future financial statement amortization of the intangible asset from the acquired CoNCERT license and Know-How prior to its full impairment at December 31, 2022. For the year ended December 31, 2021, we recorded a federal income tax benefit of $530,611 as a result of offsetting our deferred tax liability (related to the CoNCERT asset) by the deferred tax assets resulting from our net operating loss and the amortization of the intangible asset related to CoNCERT. No current income tax benefit or expense was recorded for 2022 since the deferred tax liability was offset completely as of December 31, 2021 and we expect to generate future taxable net operating losses. At December 31, 2022, the remaining deferred tax liability was eliminated as a result of the impairment of the intangible.

A reconciliation of our effective income tax rate and statutory income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.00%	21.00%
State tax rate, net	5.72%	5.23%
Permanent differences	(0.55)%	(0.18)%
Federal orphan drug tax credit	0.93%	3.04%
Deferred tax asset valuation allowance	(27.10)%	(24.65)%

Effective income tax rate	0.00%	4.44%

The significant components of our deferred tax assets and liabilities for Federal and state income taxes consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:
Non-current:
Net operating loss carry forward – Federal	$5,048,175	$2,615,518
Net operating loss carry forward – State	1,431,839	760,897
Stock compensation expense	2,590,890	593,365
Depreciation and other	976	13,200
Purchased in-process R&D	2,494,829	2,481,070
Federal orphan drug credits	1,046,539	791,151
Capitalized research and development costs	1,929,462	-
Start-up expenditures and amortization	-	1,978,418
Total non-current deferred tax assets	14,542,710	9,233,619
Valuation allowance for deferred tax assets	(14,542,710)	(7,087,999)
Total deferred tax assets	-	2,145,620

Deferred Tax Liabilities:
Non-current:
Intangible asset	-	(2,145,620)
Total non-current deferred tax liabilities	-	(2,145,620)

Total deferred tax asset (liability)	$-	$-

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five or fifteen years pursuant to IRC Section 174. During 2022, for income tax purposes, we capitalized approximately $7.2 million of research and development expenditures.

In 2022, as part of an evaluation of our tax attributes, we recharacterized approximately $7.4 million of startup costs previously capitalized as an IRC Section 195 asset as net operating losses. The recharacterization has no impact on total deferred tax assets since we had previously and will continue to provide a full valuation allowance on our unutilized net deferred tax assets.

The valuation allowance generally reflects limitations on our ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. We assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighting of the objectively verifiable negative evidence primarily in the form of cumulative operating losses, we believe that it is not more likely than not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased by $7.4 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively.

We recognize potential liabilities for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We have not recorded any uncertain tax positions. As of December 31, 2022 and 2021, we had no accrued penalties or interest related to uncertain tax positions.

We file U.S. Federal income tax returns, as well as state tax returns for California, Florida and Maryland. There are currently no income tax examinations underway for these jurisdictions. However, tax years from and including 2017 remain open for examination by federal and state income tax authorities.

Note 5 - Stock-based Compensation

The Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) allows us to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan originally provided for the aggregate issuance of 3,000,000 shares of our common stock. On July 11, 2022, our shareholders approved an increase in the aggregate number of shares of our common stock available for issuance under our 2019 plan by 3,000,000 shares to 6,000,000 shares in total. As of December 31, 2022, 2,387,622 shares were available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021
Research and development	$2,895,653	$809,839
General and administrative	5,933,060	2,598,176
Total	$8,828,713	$3,408,015

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets relating to this expense.

Stock Options

We did not grant any stock options during 2022 and made one grant in 2021 to a consultant for the purchase of 30,000 shares.

The fair value of the stock option grant was estimated using the Black-Scholes option-pricing model at the date of grant. The expected volatility of stock options granted on or after September 1, 2021 will be calculated using the Company’s historical closing stock prices. The expected term of our stock options was determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The fair value of the option award granted during the year ended December 31, 2021 was estimated using the following assumptions:

Average risk-free rate of interest	1.85%
Expected term (years)	2
Expected stock price volatility	81.77%
Dividend yield	0%

The following table summarizes our stock option activity during the years ended December 31, 2022 and 2021:

	Total options Outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2021	152,806	$18.11
Options granted	30,000	11.70	1.2
Forfeited	(4,310)	16.80
Outstanding as of December 31, 2021	178,496	17.07	3.6
Options granted	-
Forfeited	-
Outstanding and exercisable as of December 31, 2022	178,496	$17.07	2.6

The weighted average grant-date fair value per share of options granted during the year ended December 31, 2021 was $5.23. No forfeiture rate was applied to these stock options. The aggregate fair value of stock options vested at December 31, 2022 and 2021 was $1,910,240 and $1,659,909, respectively. No stock options were exercised during the years ended December 31, 2021 or 2022.

Restricted Stock Awards

Activity in our Restricted Stock Awards (“RSAs”) during the years ended December 31, 2022 and 2021 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Unvested as of January 1, 2021	122,782	$8.04
Granted	37,500	6.65
Vested and issued	(58,467)	7.90
Forfeited	(10,706)	6.54
Unvested as of December 31, 2021	91,109	7.74
Granted	187,058	3.71
Vested and Issued	(182,790)	5.04
Forfeited	(33,489)	5.53

Unvested as of December 31, 2022	61,888	$4.72

As of December 31, 2022, unrecognized stock-based compensation expense of approximately $199,000 for RSAs is expected to be fully recognized in 2023 and 2024.

During the year ended December 31, 2022, we granted RSAs related to the future issuance of 187,058 shares of our common stock as follows:

●	RSAs for 59,766 shares of our common stock to consultants for services to be provided in 2022. These RSAs had a cumulative fair market value of $196,500 on the dates of grant and were expensed as stock-based compensation.
●	RSAs for 109,720 shares of our common stock to our directors for their 2022-2023 service which had a fair market value of $378,000 on the date of grant. During the year ended December 31, 2022, 54,624 of these RSAs vested and were issued.
●	17,572 shares of our common stock to our directors in satisfaction of the $120,000 of directors’ fees we had accrued at December 31, 2021.

On May 31, 2022, one of our directors did not seek reelection and forfeited RSAs for 18,208 shares of our common stock related to their 2022 service. On January 1, 2023, we awarded RSAs for 90,000 shares to three directors, which vest on the earlier of July 1, 2023 or our 2023 Annual Meeting of Stockholders.

Restricted Stock Units

Activity in our Restricted Stock Units (“RSUs”) during the years ended December 31, 2022 and 2021 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2021	-
Granted	457,593	$7.75
Forfeited	(4,000)	8.61
Issued	(14,000)	7.12
Outstanding at December 31, 2021	439,593	7.76
Granted	2,428,285	3.08
Forfeited	(68,539)	5.09
Issued	(47,976)	3.95
Cancelled	(37,386)	8.61

Outstanding at December 31, 2022	2,713,977	3.69
Vested and unissued	(662,069)	4.54

Unvested at December 31, 2022	2,051,908	$3.42

As of December 31, 2022, unrecognized stock-based compensation expense of approximately $472,000 for RSUs is expected to be fully recognized over a weighted average period of 1.7 years. The unrecognized expense excludes approximately $320,000 of expense related to certain RSUs with a performance milestone that is not currently probable of occurring.

During the year ended December 31, 2022, we granted RSUs related to the future issuance of 417,073 shares of our common stock pursuant to agreements with our Executive team and certain other employees where a portion of their base compensation was paid in RSUs. The value of an RSU award was based on the average share price of the month services were provided. These RSUs vest quarterly, but must meet distribution requirements before any shares of common stock are issued. Effective July 1, 2022, we established a $5.00 per share floor for the computation of the number of shares our Executive team members could earn under this program. This program ended for all participants by December 31, 2022.

On April 1, 2022, we also granted RSUs for 1,979,818 shares of our common stock which vest on January 1, 2023 and are subject to distribution requirements before any shares of common stock are issued. The RSUs had a fair value of $6.2 million, which was fully recognized in stock-based compensation expense during the year ended December 31, 2022.

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

On June 1, 2022, in connection with the termination of a long-term employee, we accelerated the vesting of 62,940 restricted stock units. The incremental compensation costs recognized related to the acceleration of vesting of these awards totaled $90,228.

On January 1, 2023, we awarded RSUs for 966,503 shares to employees, of which 310,895 vest over one year and the remainder vest over three years.

Warrants

No stock purchase warrants were granted and 18,107 expired during the year ended December 31, 2022. As shown in the table below at December 31, 2022, we had outstanding and vested stock purchase warrants for the purchase of 285,618 shares with a weighted average exercise price of $10.25 and a weighted average remaining contractual life of 0.9 years.

The following table summarizes our warrant activity during the years ended December 31, 2022 and 2021.

	Total warrants outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2021	534,674	$18.34
Warrants granted	229,268	8.09
Forfeited	(460,217)	18.31
Outstanding as of December 31, 2021	303,725	18.34	1.5
Warrants granted	-
Forfeited	(18,107)	17.16
Outstanding and exercisable as of December 31, 2022	285,618	$10.25	0.9

Our outstanding warrants expire at various dates through September 1, 2024.

In January 2021, we issued a warrant for the purchase of 100,000 shares of our common stock, with a fair value of $321,158, to a consultant in exchange for service to be provided in 2021. There were no vesting conditions associated with this warrant. In May 2022, we extended the expiration date of this warrant by one year to January 11, 2024 and recognized approximately $33,000 of incremental expense related to the warrant modification during the year ended December 31, 2022, based on an expected volatility of 84.39%. No other terms of the warrant, including the exercise price of $7.18, were changed.

In September 2021, we also issued a warrant for the purchase of 50,000 shares of our common stock, with a fair value of $139,900, to another consultant in exchange for service to be provided in 2021 and 2022. The warrant expires on September 1, 2024 and has an exercise price of $8.00 per share. The warrants were fully vested by June 30, 2022.

We used the Black-Scholes option pricing model to calculate the grant date fair value of the two warrants with the following assumptions:

Average risk-free rate of interest	0.42 –1.85%
Expected term (years)	2.00–3.00
Expected stock price volatility	74.48–81.77%
Dividend yield	0%

We recognize expense based on the fair value of the warrants over their service or vesting periods and recorded $103,374 and $391,108 related to these warrants during the years ended December 31, 2022 and 2021, respectively.

In February 2021, we also issued warrants for the purchase of 79,268 shares of our common stock to our placement agent in connection with a private placement of 1,321,132 shares of our common stock as described in Note 6. These warrants are exercisable for cash at $9.30 per share and expire on February 16, 2023.

In February 2023, we amended our financial consulting agreement with Spartan by extending the term until February 10, 2024. We will compensate Spartan for financial consulting services provided under the amendment by granting warrants to purchase 3,160,130 shares of our common stock on April 17, 2023 with an exercise price of $1.02. The warrants will expire three years from the date of issuance and contain both call and cashless exercise provisions (see Note 1).

Note 6 – Stockholders’ Equity

On January 1, 2022, we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 30,000,000 to 50,000,000. We believe 50,000,000 authorized shares of common stock better aligns our capital structure with our future needs.

Preferred Stock

There were no issued or outstanding shares of preferred stock at either December 31, 2022 or 2021.

Common Stock

Subsequent to December 31, 2022, we raised gross proceeds of $7.0 million from the sale of 8,432,192 shares of our common stock through the Purchase Agreement with Lincoln Park, the Sales Agreement with Oppenheimer, and a registered direct offering, as follows:

●	In January 2023, we sold 50,000 shares at an average price of $1.08 per share for an aggregate gross proceedings of $54,000 through the Purchase Agreement we entered into with Lincoln Park Capital in March 2022. We did not sell any shares to Lincoln Park under the Purchase Agreement during the year ended December 31, 2022.

●	On February 3, 2023, we sold 569,648 shares at an average price of approximately $1.22 per share for an aggregate gross proceeds of approximately $693,000 (net proceeds of approximately $672,000) prior to deducting sales commissions, pursuant to our Sales Agreement with Oppenheimer & Co. Inc. under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time. On February 5, 2023, in connection with our Registered Direct Offering, we suspended the Sales Agreement with Oppenheimer & Co. Inc., but we expect to reinstate it during 2023.

●	On February 14, 2023, we closed on a registered direct offering for the sale of 7,812,544 shares of our common stock at a purchase price of $0.80 per share to accredited investors for gross proceeds of $6.3 million. Net proceeds from the offering were $5.7 million.

During the year ended December 31, 2022, we had the following activity:

●	On March 23, 2022, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of shares (the “Purchase Shares”) of our common stock, subject to the terms and conditions in the Purchase Agreement. We issued 123,609 shares of common stock (valued at $450,000) to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement and agreed to reimburse Lincoln Park $25,000 for fees incurred in connection with the Purchase Agreement. Concurrent with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to take certain actions relating to the registration under the Securities Act of 1933, as amended, of the offer and sale of the shares of common stock available for issuance under the Purchase Agreement.

We have the right to present Lincoln Park with a purchase notice (a “Regular Purchase Notice”), directing Lincoln Park to purchase up to 25,000 Purchase Shares (the “Regular Purchase Amount”) provided that the closing sale price of the common stock on the purchase date is not below a threshold price of $1.00, set forth in the Purchase Agreement (a “Regular Purchase”). The Regular Purchase Amount may be increased to up to 75,000 shares if the closing sale price of our common stock on the applicable purchase date equals or exceeds certain higher threshold prices set forth in the Purchase Agreement. We and Lincoln Park may mutually agree to increase the Regular Purchase Amount with respect to any Regular Purchase under the Purchase Agreement, provided that Lincoln Park’s maximum committed purchase obligation under any single Regular Purchase shall not exceed $1,250,000. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement. The purchase price per share for each Regular Purchase will be based on prevailing market prices of the common stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of common stock under the Purchase Agreement. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

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

●	We issued 100,000 shares to Elion for the second milestone payment.

●	Also, during the year ended December 31, 2022, 36,145 vested RSAs and RSUs were forfeited to pay for federal, state and local income taxes and an additional 18,208 unvested RSAs were forfeited when one of our directors did not seek reelection.

During the year ended December 31, 2021, we had the following activity:

●	On February 24, 2021, we sold in a private placement 1,321,132 shares of our common stock to accredited and institutional investors for gross proceeds of $10.2 million. Net proceeds from the offering were $9.9 million. In connection with the placement, we issued warrants for the purchase of 79,268 shares of our common stock to our placement agent. These warrants are exercisable for cash at $9.30 per share and expire on February 16, 2023.

●	On June 8, 2021, we granted 37,500 RSAs to an employee in accordance with their employment agreement.

●	On June 16, 2021, we issued 44,689 shares of our common stock to Ocuphire Pharma, Inc. pursuant to the Ocuphire Agreement (see Note 9).

●	On August 20, 2021, we entered into an equity distribution agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through or to our Sales Agent (the “ATM Offering”). During year ended December 31, 2021, we sold 21,597 shares of our common stock under the “at-the-market” offering sales agreement at an average price of approximately $8.33 per share.

●	On October 6, 2021, we also issued 100,000 shares of our common stock to Elion Oncology pursuant to the Elion License Agreement.

●	We granted 17,800 shares of common stock, along with a combination of warrants and stock options for the purchase of 180,000 shares of common stock, to consultants in accordance with consulting agreements for services that will be provided in 2021 and 2022. Of the 17,800 shares granted, 14,300 were issued and outstanding at December 31, 2021.

●	During the year ended December 31, 2021, 9,176 vested RSAs were forfeited to pay for federal, state and local income taxes and an additional 1,530 unvested RSAs were forfeited upon employment termination.

Treasury Stock - Repurchase of Shares from Aposense, Ltd.

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

The computation of net loss per share for the year ended December 31, 2022 and 2021 was as follows:

	2022	2021
Basic and diluted net loss per share:
Net loss available to common shareholders	$(27,424,229)	$(11,427,534)
Weighted-average number of common shares-basic and diluted	16,109,291	15,319,463

Basic and diluted net loss per share	$(1.70)	$(0.75)

As described in Note 5, we issued various equity instruments during the years ended December 31, 2022 and 2021 which impact our EPS calculation. All granted RSAs are considered issued and outstanding for purposes of our financial statements. Unvested RSAs are included as dilutive securities, but are excluded from our denominator of basic EPS. At December 31, 2022 and 2021, 61,888 and 91,109 RSAs, respectively, were not vested and were excluded from the EPS calculation. Vested RSUs are include in our computation of the weighted average shares for basic EPS and unvested RSUs are included as dilutive securities. At December 31, 2022 and 2021, 2,051,908 and 249,100 unvested RSUs were excluded from the EPS calculation.

The outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods presented below:

	2022	2021
Stock options, unvested RSAs, unvested RSUs and purchase warrants	2,577,910	822,430

The calculation of potentially dilutive securities at December 31, 2022 excludes the 1,056,503 RSAs and RSUs granted to employees and directors on January 1, 2023 and the warrants for 3,160,130 shares of our common stock, which will be issued to Spartan in April 2023 in connection with our extended consulting agreement. Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share. The treasury-stock method is used to determine the dilutive effect of our stock options and warrants grants.

Note 8 – Leases

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

Lease costs included in our consolidated statements of operations totaled $96,785 and $94,263 for the years ended December 31, 2022 and 2021, respectively. The weighted average remaining lease terms and discount rate for our operating leases were as follows at December 31, 2022:

Remaining lease term (years) for our office lease	2.8
Remaining lease term (years) for our equipment lease	1.3
Weighted average remaining lease term (years) for our facility and equipment leases	2.7
Weighted average discount rate for our facility and equipment leases	8.0%

Annual lease liabilities for all operating leases were as follows as of December 31, 2022:

2023	$93,845
2024	92,356
2025	70,040
Total lease payments	256,241
Less: Interest	(26,791)
Present value of lease liabilities	229,450
Less: current maturities	(78,896)
Non-current lease liability	$150,554

Note 9 – License Agreements

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

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS6422 to our portfolio, and we paid $100,000 cash and issued 825,000 shares of our common stock to Elion. Such shares were subject to a lock-up, with 50% of such shares released from such lock-up after six months and the remaining 25% tranches were released following 9 months and 12 months, respectively.

As part of the Elion License Agreement, we agreed to issue to Elion 100,000 shares of our common stock on each of the first and second anniversary dates of the Elion License Agreement, which we fulfilled on October 5, 2021 and 2022, respectively.

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

We are required to use commercially reasonable efforts, at our sole cost and expense to oversee such commercialization efforts, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of: (i) first patient administered drug in a Clinical Trial of a Product prior to June 16, 2024 and (ii) first patient administered drug in a Pivotal Clinical Trial of a Product or first patient administered drug in a Clinical Trial for a Second Indication of a Product prior to June 16, 2026. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 120-day opportunity to cure such breach.

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

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS11T to our portfolio, and we issued 625,000 shares of our common stock to Aposense. Such shares were subject to a lock-up, with 40% of such shares released from such lock-up after six months and the remaining two 30% tranches were released upon completion of the next two subsequent quarters. As additional consideration, we will pay Aposense development and regulatory milestone payments (up to $3.0 million per milestone) upon the achievement of certain milestones, which primarily consist of having a drug indication approved by a regulatory authority in the United States or another country. In addition, we will pay Aposense one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any sales milestone payments or royalties we receive with Aposense based on any sub-license agreement we may enter into.

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

CoNCERT Pharmaceuticals, Inc.

On March 19, 2018, Promet, Processa and CoNCERT amended the CoNCERT Agreement executed in October 2017. The Amendment assigned the CONCERT Agreement to us and we exercised the exclusive option for the PCS499 compound in exchange for CoNCERT receiving, in part, $8.0 million of our common stock that was held by Promet (298,615 shares at $26.79 per share), for the benefit of Processa in satisfaction of the obligation due for the exclusive license for PCS499 acquired by us. Promet contributed the payment of the obligation due for the exclusive license to us without consideration paid to them. As a result of the transaction, we recognized an exclusive license intangible asset with a fair value of $8.0 million and an offsetting increase in additional paid-in capital resulting from the exchange.

We estimated the fair value of the common stock issued based on the market approach and CoNCERT’s requirement to receive shares valued at $8.0 million. The market approach was based on the final negotiated number of shares of stock determined on a volume weighted average price of our common stock over a 45-day period preceding the mid-February 2018 finalized negotiation of the modification to the option and license agreement with CoNCERT, an unrelated third party, for the exclusive license rights to PCS499. The total cost recognized for the exclusive license acquired represents the allocated fair value related to the stock transferred to CoNCERT plus the recognition of the deferred tax liability related to the acquired temporary difference and the transaction costs incurred to complete the transaction as discussed above.

We are required to pay CoNCERT royalties, on a product–by-product basis, on future worldwide net sales, or pay a percentage of any sublicense revenue, as described in the License Agreement with CoNCERT.

Note 10 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses in our consolidated statement of operations. We recorded $124,497 and $126,324 of reimbursements during the years ended December 31, 2022 and 2021, respectively. No amounts were due from CorLyst at December 31, 2022 or 2021. At December 31, 2021, we recognized $1,772 in prepaid reimbursements as due to related parties in the accompanying consolidated balance sheet. Our CEO is also the CEO of CorLyst, and CorLyst is a shareholder.

Note 11 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations and subcontractors to further develop our products. The contracts are cancellable, with varying provisions regarding termination. If we terminated a cancellable contract with a specific vendor, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. As of December 31, 2022, we are contractually obligated to pay up to approximately $3.6 million of future services under the agreements with the CROs, of which approximately $1.1 million relates to our recently-closed clinical trial for PCS499. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

Note 12 – Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at December 31, 2022, exceeded FDIC limits.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2022, an evaluation was performed by management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

58

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

Management assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 of Form 10-K will be in our 2023 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) is incorporated herein by reference to our 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.

59

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description of the Exhibit

1.1	Equity Distribution Agreement, dated August 20, 2021, by and among Processa Pharmaceuticals, Inc. and Oppenheimer & Co. Inc (incorporated by reference to Form 8-K filed on August 20, 2021)
3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 17, 2020)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1.1 to Form S-1 filed on September 17, 2020)
3.1.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated August 8, 2019 (incorporated by reference to Exhibit 3 to Form 10-Q filed on August 14, 2019)
3.1.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020 (incorporated by reference to Exhibit 3.1.4 to Form S-1 filed on September 17, 2020)
3.1.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated January 1, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 6, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 17, 2020)
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 2020)
4.2	Form of Warrant issued to Tribal Capital Markets LLC, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed February 18, 2021)
4.3	Form of Warrant for the 8% Senior Convertible Notes (incorporated by reference to Exhibit 4.6 to Form S-1 filed on September 17, 2020)
4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 30, 2022)
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on September 17, 2020)
10.2	License Option Agreement with CoNCERT (incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 2020)
10.3	Amendment to License Agreement and Securities Purchase Agreement with CoNCERT Pharmaceuticals (incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 2020)
10.4+	Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 17, 2020)
10.5	Employment Agreement dated October 1, 2020, between Processa and R. Michael Floyd (incorporated by reference to Form 8-K, filed October 13, 2020)
10.6	License Agreement with Aposense, Ltd. dated May 24, 2020 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 17, 2020)
10.7	License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 17, 2020)
10.8	License Agreement with Elion Oncology, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 17, 2020)
10.9	Addendum No. 1 to the Aposense Ltd. License Agreement (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 25, 2021)
10.10	License Agreement with Ocuphire Pharma, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 17, 2021)
10.11	Purchase Agreement, dated March 23, 2022, between Processa Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 24, 2022)
10.12	Registration Rights Agreement, dated March 23, 2022, by and between Processa Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 24, 2022)
10.13	First Amendment to Consulting Agreement with Spartan Capital Securities, LLC (filed herewith)
21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm, BD & Co. Inc. (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1**	XBRL Files

+	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ David Young
David Young
Chief Executive Officer (Principal Executive Officer)
Dated:	March 30, 2023

By:	/s/ James Stanker
James Stanker
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ David Young	President and Chief Executive Officer	March 30, 2023
David Young

/s/ James Stanker	Chief Financial Officer	March 30, 2023
James Stanker

/s/ Khoso Baluch	Director	March 30, 2023
Khoso Baluch

/s/ James Neal	Director	March 30, 2023
James Neal

/s/ Geraldine Pannu	Director	March 30, 2023
Geraldine Pannu

/s/ Virgil Thompson	Director	March 30, 2023
Virgil Thompson

/s/ Justin Yorke	Director	March 30, 2023
Justin Yorke

61