Form 10-Q
period 2023-06-30
Processa Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of outstanding shares of the registrant’s common stock at August 4, 2023 was 24,531,474.

PROCESSA PHARMACEUTICALS, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$8,677,133	$6,503,595
Prepaid expenses and other	1,220,150	1,883,134
Total Current Assets	9,897,283	8,386,729

Property and Equipment, net	-	-

Other Assets
Operating lease right-of-use assets, net	187,605	227,587
Security deposit	5,535	5,535
Total Other Assets	193,140	233,122
Total Assets	$10,090,423	$8,619,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of operating lease liability	$81,890	$78,896
Accounts payable	239,022	327,548
Due to licensor	189,000	189,000
Due to related parties	-	51
Accrued expenses	311,502	403,061
Total Current Liabilities	821,414	998,556
Non-current Liabilities
Non-current operating lease liability	109,327	150,554
Total Liabilities	930,741	1,149,110

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 100,000,000 shares authorized: 24,631,474 issued and 24,531,474 outstanding at June 30, 2023, and 16,135,400 issued and 16,035,400 outstanding at December 31, 2022	2,463	1,614
Additional paid-in capital	80,339,418	72,016,688
Treasury stock at cost — 100,000 shares at June 30, 2023 and December 31, 2022	(300,000)	(300,000)
Accumulated deficit	(70,882,199)	(64,247,561)
Total Stockholders’ Equity	9,159,682	7,470,741
Total Liabilities and Stockholders’ Equity	$10,090,423	$8,619,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Expenses
Research and development expenses	$1,688,164	$3,137,292	$3,342,509	$5,181,912
General and administrative expenses	1,026,301	2,034,456	3,477,490	3,218,550

Operating Loss	(2,714,465)	(5,171,748)	(6,819,999)	(8,400,462)

Other Income (Expense), net	101,900	7,380	185,361	8,963

Net Operating Loss Before Income Tax Benefit	(2,612,565)	(5,164,368)	(6,634,638)	(8,391,499)
Income Tax Benefit	-	-	-	-

Net Loss	$(2,612,565)	$(5,164,368)	$(6,634,638)	$(8,391,499)

Net Loss per Common Share - Basic and Diluted	$(0.10)	$(0.32)	$(0.27)	$(0.53)

Weighted Average Common Shares Used to Compute Net Loss Applicable to Common Shares - Basic and Diluted	26,935,463	15,940,510	24,864,630	15,886,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock			Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	15,710,246	$1,571	$62,306,861	-	$-	$(36,823,332)	$25,485,100
Stock-based compensation	103,670	10	828,887	-	-	-	828,897
Acquisition of treasury stock	-	-	-	(100,000)	(300,000)	-	(300,000)
Shares issued in connection with the Purchase Agreement with Lincoln Park	123,609	12	449,988	-	-	-	450,000
Net loss	-	-	-	-	-	(3,227,131)	(3,227,131)
Balance, March 31, 2022	15,937,525	1,593	63,585,736	(100,000)	(300,000)	(40,050,463)	23,236,866
Stock-based compensation	(18,208)	(1)	2,009,370	-	-	-	2,009,369
Net loss	-	-	-	-	-	(5,164,368)	(5,164,368)
Balance, June 30, 2022	15,919,317	$1,592	$65,595,106	(100,000)	$(300,000)	$(45,214,831)	$20,081,867

			Additional
	Common Stock		Paid-In	Treasury Stock			Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	16,135,400	$1,614	$72,016,688	(100,000)	$(300,000)	$(64,247,561)	$7,470,741
Stock-based compensation	63,882	6	341,498	-	-	-	341,504
Shares issued in connection with capital raises, net of transaction costs	8,432,192	843	6,351,234	-	-	-	6,352,077
Net loss	-	-	-	-	-	(4,022,073)	(4,022,073)
Balance, March 31, 2023	24,631,474	2,463	78,709,420	(100,000)	(300,000)	(68,269,634)	10,142,249
Stock-based compensation	-	-	319,123	-	-	-	319,123
Warrants issued in connection with consulting agreement	-	-	1,310,875	-	-	-	1,310,875
Net loss	-	-	-	-	-	(2,612,565)	(2,612,565)
Balance, June 30, 2023	24,631,474	$2,463	$80,339,418	(100,000)	$(300,000)	$(70,882,199)	$9,159,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(6,634,638)	$(8,391,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense for right-of-use assets	39,982	45,291
Non-cash milestone expense in connection with license agreement	-	189,000
Amortization of issuance costs	-	40,613
Amortization of intangible asset	-	394,248
Stock-based compensation	660,627	2,838,266
Warrants issued to purchase 3,160,130 shares of common stock in connection with a consulting agreement	1,310,875	-

Net changes in operating assets and liabilities:
Prepaid expenses and other	662,984	272,050
Operating lease liability	(38,233)	(47,256)
Accounts payable	(88,526)	429,199
Due (from) to related parties	(51)	(1,772)
Other receivables	-	70,274
Accrued expenses	(91,559)	28,147
Net cash used in operating activities	(4,178,539)	(4,133,439)

Cash Flows From Financing Activities
Net proceeds from common stock issued	6,352,077	-
Acquisition of treasury stock	-	(300,000)
Net cash provided by (used in) financing activities	6,352,077	(300,000)

Net Increase (Decrease) in Cash	2,173,538	(4,433,439)
Cash and Cash Equivalents – Beginning of Period	6,503,595	16,497,581
Cash and Cash Equivalents – End of Period	$8,677,133	$12,064,142

Non-Cash Financing Activities
Issuance of 123,609 shares of common stock in connection with the Purchase Agreement with Lincoln Park	$-	$450,000

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

Going Concern and Management’s Plans

We have incurred losses since inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of $70.9 million at June 30, 2023. During the six months ended June 30, 2023, we generated a net loss of $6.6 million and used $4.2 million in net cash from operating activities from continuing operations. We expect to continue to generate operating losses and negative cash flow from operations for the foreseeable future.

During the six months ended June 30, 2023, we raised gross proceeds of $7.0 million (net proceeds of $6.4 million) from the sale of 8,432,192 shares of our common stock, as described in Note 2. We plan to use the net proceeds from these financings to prepare for future clinical trials; and on research and development expenses, working capital and other general corporate purposes.

Our condensed consolidated financial statements have been prepared using U.S. GAAP and are based on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging pharmaceutical companies regarding product development, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, rapid technological change, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities. We currently have no customers or pharmaceutical products to sell or distribute. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

At June 30, 2023, we had cash and cash equivalents totaling $8.7 million. Based on our current plans, we believe our current cash balances will enable us to complete our current clinical trial in NGC-Capecitabine (also known as PCS6422), prepare for future clinical trials, fund our administrative costs through the second quarter of 2024, and close out the PCS499 and PCS12852 trials. Our ability to execute our longer-term operating plans, including future clinical trials for our NGC drugs, will depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, including out-licensing and/or entering into partnerships on any of our non-core assets, but there can be no assurance that we will obtain the necessary funding in the future when necessary.

We had no revenue during the six months ended June 30, 2023 and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and other operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses.

We are hoping to raise additional funds in 2023, but will only do so if terms are acceptable to us. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend our current or planned future clinical trial plans, or research and development programs. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. At June 30, 2023 and December 31, 2022, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

Under ACS 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year-to-date ordinary operating tax basis loss before income taxes. Based on the projection, no current income tax benefit or expense is expected for 2023 and the foreseeable future since we expect to generate taxable net operating losses.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at June 30, 2023, exceeded FDIC limits.

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

Note 2 – Stockholders’ Equity

Preferred Stock

There were no issued or outstanding shares of preferred stock at either June 30, 2023 or December 31, 2022.

Common Stock

Increase in Our Authorized Number of Shares

Subsequent to receiving shareholder approval on June 27, 2023, we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 50,000,000 to 100,000,000. We believe 100,000,000 authorized shares of common stock better aligns our capital structure with our future needs and have shown this retroactively in the condensed consolidated financial statements.

During the six months ended June 30, 2023, we issued 8,432,192 shares of our common stock through several fundraising efforts described below:

ATM Offering

On August 20, 2021, we entered into the Sales Agreement with Oppenheimer & Co. Inc. (the “Sales Agent”) under which we may issue and sell up to $30.0 million from time to time under the ATM Offering. We expect to use net proceeds from the ATM Offering over time as a source for working capital and general corporate purposes. During the six months ended June 30, 2023, we sold 569,648 shares at an average price of $1.22 per share for aggregate gross proceeds of $693,000 (net proceeds of $672,000) prior to deducting sales commissions. On February 5, 2023, in connection with our Registered Direct Offering, we suspended the Sales Agreement with the Sales Agent, but we expect to reinstate it in the future.

Lincoln Park Capital Fund, LLC Purchase Agreement

On March 23, 2022, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of shares (the “Purchase Shares”) of our common stock, subject to the terms and conditions in the Purchase Agreement with Lincoln Park, including that the closing sale price of the common stock on the purchase date is not below a threshold price of $1.00. Any proceeds that we receive under the Purchase Agreement are expected to be used for working capital and general corporate purposes. During the six months ended June 30, 2023, we sold 50,000 shares at an average price of $1.08 per share for aggregate gross proceeds of $54,000 under the Purchase Agreement with Lincoln Park.

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

We paid the Placement Agent (“Spartan Capital” or “Spartan”) a cash fee of 8.0% of the gross proceeds from the Offering, excluding proceeds received from our insiders, and reimbursed the Placement Agent for legal fees of $60,000. The engagement agreement with the Placement Agent requires us to indemnify the Placement Agent and certain of its affiliates against certain customary liabilities. On February 14, 2023, we amended our consulting agreement with Spartan originally entered into on August 24, 2022, extending the term of the consulting agreement until February 10, 2024. As compensation for services under the agreement, on April 17, 2023, we granted Spartan warrants to purchase 3,160,130 shares of our common stock with an exercise price of $1.02. The warrants will expire three years from the date of issuance and contains both call and cashless exercise provisions.

Note 3 - Stock-based Compensation

On June 19, 2019, our stockholders approved, and we adopted the Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan provides for the aggregate issuance of 6,000,000 shares of our common stock. At June 30, 2023, we had 931,692 shares available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$102,678	$685,624	$209,526	$877,500
General and administrative	216,445	1,323,745	451,101	1,960,766
Total	$319,123	$2,009,369	$660,627	$2,838,266

During the six months ended June 30, 2023, we also recorded an expense of $1.3 million related to the warrants we issued to Spartan (see Note 2), which is not included in the table above. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets relating to this expense.

Stock Options

During the six months ended June 30, 2023, stock options to purchase 36,885 shares of common stock expired and there were no exercises or grants of stock options. At June 30, 2023, we had outstanding and exercisable options for the purchase of 141,611 shares with a weighted average exercise price of $18.22, a weighted average remaining contractual life of 2.6 years. At June 30, 2023, we did not have any unrecognized stock-based compensation expense related to our granted stock options.

Restricted Stock Awards

Activity with respect to our Restricted Stock Awards (RSAs) during the six months ended June 30, 2023 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2023	61,888	$4.72
Granted	90,000	1.10
Cancelled	(26,118)	1.72
Issued	(100,770)	1.79

Outstanding and unvested at June 30, 2023	25,000	$6.65

On January 1, 2023, we granted RSAs totaling 90,000 shares of common stock to three directors for their service for the six-month period ending June 30, 2023 in order to align their compensation plan with their service period and change the annual service period to begin and end on the date of respective Annual Meetings rather than the calendar year. Our directors are compensated through a combination of cash and equity. On March 8, 2023, the directors increased the cash component and decreased the equity component of their compensation by equal amounts on a retroactive basis, to the beginning of their respective service periods. Accordingly, we cancelled RSAs representing 26,118 shares of common stock.

At June 30, 2023, the total unrecognized stock-based compensation expense related to the outstanding and unvested RSAs was $94,000, which is expected to be recognized over a weighted average period of 1.3 years. The weighted-average grant-date fair value of RSAs granted during the six months ended June 30, 2022 was $4.21.

Restricted Stock Units

Activity with respect to our Restricted Stock Units (“RSUs”) during the six months ended June 30, 2023 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2023	2,713,977	$3.69
Granted	1,473,328	0.90
Cancelled	(44,395)	1.63
Outstanding at June 30, 2023	4,142,910	2.72
Vested and unissued	2,590,497	3.51

Unvested at June 30, 2023	1,552,413	$1.41

At June 30, 2023, unrecognized stock-based compensation expense of $1.2 million for RSUs is expected to be fully recognized over a weighted average period of 1.5 years. The unrecognized expense excludes $322,000 of expense related to certain RSUs with a performance milestone that is not probable of occurring at this time. The weighted-average grant-date fair value of RSUs granted during the six months ended June 30, 2022 was $3.01.

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

Warrants

During the six months ended June 30, 2023, we granted warrants to purchase a total of 3,160,130 shares of our common stock as compensation for services provided under an amended consulting agreement with Spartan Capital, the placement agent for the Offering. The warrants were issued and exercisable on April 17, 2023 with an exercise price of $1.02 and expiration date of April 17, 2026. The warrants contains both call and cashless exercise provisions. We recorded $1,310,875 as a general and administrative expense representing the fair value of these warrants on February 14, 2023, the date we amended the consulting agreement since there were no contingent conditions on that date through April 17, 2023, the date of issuance. At June 30, 2023, we had outstanding and exercisable stock purchase warrants for the purchase of 3,366,480 shares with a weighted average exercise price of $1.61 and a weighted average remaining contractual life of 2.5 years.

At June 30, 2023, we did not have any unrecognized stock-based compensation expense related to our granted stock purchase warrants.

Note 4 – Net Loss per Share of Common Stock

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding (which excludes unvested RSAs and includes vested RSUs) during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock (which includes the potentially dilutive effect of stock options, unvested RSAs, unvested RSUs and warrants) during the period. Since we experienced a net loss for both periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the three and six months ended June 30, 2023 and 2022 excludes the impact of potentially dilutive common shares since those shares would have an anti-dilutive effect on net loss per share.

The computation of net loss per share for the three- and six-month periods ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net loss per share:
Net loss available to common stockholders	$(2,612,565)	$(5,164,368)	$(6,634,638)	$(8,391,499)
Weighted average number of common shares-basic and diluted	26,935,463	15,940,510	24,864,630	15,886,116

Basic and diluted net loss per share	$(0.10)	$(0.32)	$(0.27)	$(0.53)

Our diluted net loss per share for the three and six months ended June 30, 2023 and 2022 excluded 5,085,504 and 1,965,502 of potentially dilutive common shares, respectively, related to outstanding stock options, warrants and unvested restricted stock since those shares would have had an anti-dilutive effect on net loss per share during the periods then ended.

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

Lease costs included in our condensed consolidated statements of operations totaled $24,000 for both three-month periods ended June 30, 2023 and 2022 and $49,000 for both six-month periods ended June 30, 2023 and 2022. The weighted average remaining lease terms and discount rate for our operating leases were as follows at June 30, 2023:

Remaining lease term (years) for our facility lease	2.3
Remaining lease term (years) for our equipment lease	0.8
Weighted average remaining lease term (years) for our facility and equipment leases	2.2
Weighted average discount rate for our facility and equipment leases	8.0%

Annual lease liabilities for all operating leases were as follows at June 30, 2023:

2023	$47,354
2024	92,356
2025	70,040
Total lease payments	209,750
Less: Interest	(18,533)
Present value of lease liabilities	191,217
Less: current maturities	(81,890)
Non-current lease liability	$109,327

Note 6 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our condensed consolidated statement of operations. We recorded $34,000 and $32,000 of reimbursements during the three months ended June 30, 2023 and 2022, respectively, and $64,000 for both six-month periods ended June 30, 2023 and 2022. No amounts were due from CorLyst at June 30, 2023 or 2022. Dr. David Young is the CEO of CorLyst, and CorLyst is a shareholder.

Note 7 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations (CROs) and subcontractors to further develop our products. The contracts are cancelable, with varying provisions regarding termination. If we terminated a cancelable contract with a specific vendor, we would only be obligated for products or services that we received at the effective date of the termination and any applicable cancellation fees. At June 30, 2023, we are contractually obligated to pay up to $2.4 million of future services under the agreements with the CROs. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

Note 8 – Subsequent Event

On August 8, 2023, Mr. George Ng was appointed as our Chief Executive Officer and as a Board Director. Mr. Ng is a seasoned life sciences industry executive with significant experience successfully leading small-cap public companies including through product development and fundraising activities. In connection with his employment, Mr. Ng will be paid an annual base salary of $400,000 and will be eligible to receive bonus compensation of up to $100,000 contingent on Mr. Ng. meeting certain performance milestones during 2023 and 2024. In addition, the Compensation Committee awarded 800,000 restricted stock units (“RSUs”) to Mr. Ng. Vesting for 400,000 RSUs occurs ratably over a three-year period. The remaining 400,000 RSUs will vest on the achievement of certain performance metrics, with the first 200,000 performance-based RSUs vesting when gross proceeds of $10,000,000 is raised, and the second 200,000 performance-based RSUs vesting when additional gross proceeds of $10,000,000 is raised. He will also be eligible for other benefits as described in the Employment Agreement.

Given his oncology and drug development expertise, Dr. David Young will transition to be our President, Research and Development, concentrating his fulltime effort to drug development of our NGC drugs. By mutual agreement, Mr. R. Michael Floyd resigned as Chief Operating Officer of the Company, effective August 31, 2023.

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

Regulatory science was conceived in the early 1990s when the founders of Processa and other faculty at the University of Maryland worked with the FDA to develop multiple FDA Guidance documents. Over the last 30 years, two of our founders, Dr. David Young and Dr. Sian Bigora, have expanded the original regulatory science concept to include other factors, such as the principles of Project Optimus, which can affect the risk-benefit analyses that FDA conducts for every FDA drug approval. In fact, the principles of FDA’s Project Optimus have been used by Drs. Young and Bigora to identify and justify an “optimal” dosage regimen for a number of non-oncology FDA-approved drugs. Our Regulatory Science Approach and our experience with the principles of Project Optimus differentiates us from other biotechnology companies by focusing us not only on the clinical science, but also on the equally important regulatory process. We believe utilizing our Regulatory Science Approach provides us with three distinct advantages:

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

The three NGC treatments in our pipeline are as follows:

●	NGC-Capecitabine is a combination of PCS6422 and capecitabine. NGC-Capecitabine alters the metabolism of capecitabine without having any clinically meaningful biological effect itself. In clinical trials, NGC-Capecitabine has a safety profile different than capecitabine when administered alone. Side effects, such as Hand-Foot Syndrome (HFS) and cardiotoxicity that typically occur in up to 50-70% of patients treated with capecitabine and caused by specific capecitabine metabolites that are not formed to the same extent with NGC-Capecitabine, do not appear to be side effects associated with NGC-Capecitabine. These types of toxicities frequently result in decreased doses, interrupted doses or discontinuation of treatment with capecitabine. In addition, NGC-Capecitabine has been found to be 50 times more potent than capecitabine based on the systemic exposure of the capecitabine metabolite 5-FU, which is metabolized to the cancer-killing metabolites. Like capecitabine, NGC-Capecitabine could be used to treat patients with various cancers, such as metastatic colorectal, gastrointestinal, breast, and pancreatic. We estimate at least 200,000 patients in the United States were diagnosed in 2022 with metastatic colorectal, gastrointestinal, breast, and pancreatic cancers.

●	NGC-Gemcitabine, also identified as PCS3117, is an oral analog of gemcitabine that is converted to its active metabolite by a different enzyme system than gemcitabine resulting in a positive response in gemcitabine patients as well as some gemcitabine treatment-resistant patients. Like gemcitabine, NGC-Gemcitabine could be used to treat patients with various cancers such as pancreatic, lung, ovarian, and breast. We estimate at least 275,000 patients in the United States were diagnosed in 2022 with pancreatic, lung, ovarian, and breast cancer. We plan to meet with the FDA in 2023 to discuss potential study designs including implementation of the Project Optimus initiative as part of the design, and then submit the Phase 2B protocol to the Investigational New Drug (IND Application) in the first half of 2024.

●	NGC-Irinotecan, also identified as PCS11T, is a prodrug of the active metabolite of irinotecan (SN-38). The chemical structure of NGC-Irinotecan influences the uptake of the drug into cancer cells, resulting in more NGC-Irinotecan entering cancer cells than normal cells in mice. These levels were significantly greater than those seen with irinotecan, resulting in lower doses of NGC-Irinotecan having greater efficacy than irinotecan and improved safety in animal models. Like irinotecan, NGC-Irinotecan could be used to treat patients with various cancers such as lung, colorectal, gastrointestinal, and pancreatic cancer. We estimate at least 200,000 patients in the United States were diagnosed in 2022 with lung, colorectal, gastrointestinal, and pancreatic cancer. We plan to conduct IND-enabling and toxicology studies in 2023 and 2024.

We have completed our Phase 2A trial for PCS12852 in gastroparesis patients with positive results. Additionally, due primarily to the inability to identify and enroll patients in our rare disease Phase 2 trial for PCS499 in ulcerative Necrobiosis Lipoidica (uNL), we decided to cease further enrollment in the PCS499 trial in February 2023 and terminated the trial. We did not experience any safety concerns during the conduct of either the PCS12852 or PCS499 trial. We are currently evaluating options to monetize these non-core drug assets.

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

Historically, much of oncology drug development has searched for novel or different ways to treat cancer. Our approach is to modify and improve three different and well-known, currently approved, and successfully used chemotherapy treatments so that the human body metabolizes and/or distributes these NGC treatments differently than their presently approved counterpart drugs while maintaining the cancer-killing mechanism of action. FDA’s newly issued Project Optimus Oncology initiative and draft guidance on determining the optimal dose for oncology drugs recommends that the dose-response (both safety and efficacy) relationships be evaluated for all oncology drugs. Our Regulatory Science Approach, developed over the last 30 years, is very well aligned with the principles of Project Optimus and draft guidance where the objective is to identify the optimal dosage regimen, rather than the old approach of identifying the maximum tolerated dose (MTD) and adjust dosing accordingly. To date, we have data that suggests our NGC treatments are likely to have a better safety-efficacy profile than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also clearly differentiating our NGC treatments from the existing treatment. We believe our NGC treatments have the potential to extend the survival and/or quality of life for more patients diagnosed with cancer while decreasing the number of patients who are required to dose-adjust or discontinue treatment because of side effects or lack of response.

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

Discussions with the FDA in April 2023 have clarified that the major goal for the next Phase 2 trial will be to evaluate and understand the dose- and exposure-response relationship for anti-tumor activity and safety. The specific dosage regimens for the trial will be defined following the determination of the MTD from our ongoing Phase 1B trial. We recently completed Cohort 3 in the Phase 1B trial, which dosed patients with PCS6422 in combination with capecitabine at 150 mg BID (twice a day), with no dose-limiting toxicities. Enrollment is now complete for Cohort 4, although the initial safety evaluation for this cohort is still ongoing. The last cohort of the study is expected to enroll in the fourth quarter of 2023. As a result of the data from the Phase 1B study and recent discussions with the FDA, we have begun Phase 2 trial preparation tasks and will collaborate with the FDA to further define the dosage regimens and final design prior to the trial. We will need to obtain additional funding before we can conduct this trial.

●	NGC-Gemcitabine, also identified as PCS3117, is a cytidine analog similar to gemcitabine (Gemzar®), but different enough in chemical structure that some patients are more likely to respond to PCS3117 than gemcitabine. The difference in response occurs because NGC-Gemcitabine is metabolized to its active metabolite through a different enzyme system than gemcitabine. We continue to evaluate the potential use of NGC-Gemcitabine in patients with pancreatic cancer and to evaluate ways to identify patients who are more likely to respond to NGC-Gemcitabine than gemcitabine. We plan to meet with the FDA in 2023 to discuss potential trial designs including implementation of the Project Optimus initiative as part of the design and then submit the Phase 2B protocol to the IND. Similar to NGC-Capecitabine, we will need to obtain additional funding before we can begin the Phase 2B trial for NGC-Gemcitabine.

●	NGC-Irinotecan, also identified as PCS11T, is an analog of SN38 (SN38 is the active metabolite of irinotecan) and should have an improved safety/efficacy profile in every type of cancer that irinotecan is presently used. The manufacturing process and sites for drug substance and drug product are presently being evaluated and IND-enabling toxicology studies will then be initiated. In addition, we are defining the potential paths to approval, which include defining the targeted patient population and the type of cancer. We plan to conduct IND enabling and toxicology studies in 2023 and 2024, subject to available funding.

Non-Oncology Pipeline for Out-licensing or Partnership

●	PCS12852 is a highly specific and potent 5HT4 agonist that has already been evaluated in clinical studies in South Korea for gastric emptying and gastrointestinal motility in healthy volunteers and volunteers with a history of constipation. In October 2021, the FDA cleared our IND application to proceed with a Phase 2A trial for the treatment of gastroparesis. We enrolled our first patient on April 5, 2022 and completed enrollment of the trial on September 2, 2022. Results from this Phase 2A trial, which included 25 patients with moderate to severe gastroparesis, demonstrated improvements in gastric emptying in patients receiving 0.5 mg of PCS12852 as compared to placebo. The results indicated that for the patients in the PCS12852 group, the mean time for 50% of the gastric contents to empty (t50) compared to their baseline value (±SD) decreased by -31.90 min (±50.53) (compared to the change seen in the placebo group of only -9.36 min (±42.43). Significant gastric emptying differences were not observed between the placebo and the 0.1 mg dose. Adverse events associated with the administration of PCS12852 were generally mild to moderate as expected, limited in duration, and quickly resolved without any sequelae. There were no cardiovascular safety events or serious adverse events reported during the trial. Additionally, the 0.5 mg of PCS12852 showed a greater improvement than placebo in the gastroparesis symptomology scales (including both total scores in the scales, as well as sub-scores such as nausea, vomiting and abdominal pain) used in the trial. With the trial now complete, we have the data necessary to finalize the development plan for the treatment of diabetic gastroparesis patients. We plan to monetize PCS12852 by looking for licensing and/or partnering opportunities.

●	PCS499 is an oral tablet of the deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). PCS499 is a drug that can be used to treat unmet medical need conditions caused by multiple pathophysiological changes. We completed a Phase 2A trial for PCS499 in patients with ulcerative and non-ulcerative necrobiosis lipoidica (uNL and NL, respectively) in late 2020, and in May 2021, we enrolled the first patient in our Phase 2B trial for the treatment of uNL. Although we initiated several recruitment programs to increase the enrollment of patients in this trial, we were only able to recruit four patients. We experienced extremely slow enrollment in the trial given the extreme rarity of the condition (rarer than reported in the literature), the impact of COVID-19, and the reluctance of patients to be in a clinical trial. We completed the Phase 2B uNL trial for those currently enrolled, but halted further efforts to enroll new patients in the trial and have terminated the trial. There were no safety concerns during the conduct of the trial. Although we believe that PCS499 can be effective in treating uNL, we received preliminary data in late February 2023 that indicated that the placebo response was likely to be much greater than the literature and clinical experts believe; thus, a much larger sample size would be required in a pivotal trial for an indication where it was extremely difficult to enroll even four patients. We would like to license and/or find a partner for the future development of PCS499. If this is not possible, we will return the drug to the licensor.

Recent Developments

Through the date of this Form 10-Q, we had the following significant developments:

●

On August 8, 2023, Mr. George Ng was appointed as our Chief Executive Officer and as a Board Director. Mr. Ng is a seasoned life sciences industry executive with significant experience successfully leading small-cap public companies including through product development and fundraising activities. In connection with his employment, Mr. Ng will be paid an annual base salary of $400,000 and will be eligible to receive bonus compensation of up to $100,000 contingent on Mr. Ng. meeting certain performance milestones during 2023 and 2024. In addition, the Compensation Committee awarded 800,000 restricted stock units (“RSUs”) to Mr. Ng. Vesting for 400,000 RSUs occurs ratably over a three-year period. The remaining 400,000 RSUs will vest on the achievement of certain performance metrics, with the first 200,000 performance-based RSUs vesting when gross proceeds of $10,000,000 is raised, and the second 200,000 performance-based RSUs vesting when additional gross proceeds of $10,000,000 is raised. He will also be eligible for other benefits as described in the Employment Agreement.

Given his oncology and drug development expertise, Dr. David Young will transition to be our President, Research and Development, concentrating his fulltime effort to drug development of our NGC drugs. By mutual agreement, Mr. R. Michael Floyd resigned as Chief Operating Officer of the Company, effective August 31, 2023.

●	We raised gross proceeds of $7.0 million (net proceeds of $6.4 million) from the sale of 8,432,192 shares of our common stock through the following transactions to strengthen our balance sheet and allow us to prepare for our next trial for NGC-Capecitabine:

●	In January 2023, we sold 50,000 shares at an average price of $1.08 per share for an aggregate gross proceeds of $54,000 through the Purchase Agreement we entered into with Lincoln Park Capital in March 2022, under which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of our shares of common stock, subject to the terms and conditions in the Purchase Agreement.

●	On February 3, 2023, we sold 569,648 shares at an average price of $1.22 per share for an aggregate gross proceeds of $693,000 (net proceeds of $672,000) prior to deducting sales commissions, pursuant to our Sales Agreement with Oppenheimer & Co. Inc., under which we may issue and sell in a registered “at-the-market” offering shares of our common stock having an aggregate offering price of up to $30.0 million from time to time.

●	On February 14, 2023, we closed a registered direct offering for the sale of 7,812,544 shares of our common stock at a purchase price of $0.80 per share to accredited investors for gross proceeds of $6.3 million. Net proceeds from the offering were $5.6 million.

●	Due to enrollment difficulties that we experienced in our rare disease Phase 2 trial for PCS499 in uNL, we decided to cease further enrollment in the PCS499 trial in February 2023 and terminated the trial. There were no safety concerns noted during the trial.

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022

The following table summarizes our operations during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Operating Expenses
Research and development expenses	$1,688,164	$3,137,292	$(1,449,128)	$3,342,509	$5,181,912	$(1,839,403)
General and administrative expenses	1,026,301	2,034,456	(1,008,155)	3,477,490	3,218,550	258,940

Operating Loss	(2,714,465)	(5,171,748)		(6,819,999)	(8,400,462)

Other Income (Expense), net	101,900	7,380	94,519	185,361	8,963	176,398

Net Operating Loss Before Income Tax Benefit	(2,612,565)	(5,164,368)	2,551,802	(6,634,638)	(8,391,499)	1,756,861
Income Tax Benefit	-	-	-	-	-	-

Net Loss	$(2,612,565)	$(5,164,368)		$(6,634,638)	$(8,391,499)

Revenues

We do not currently have any revenue under contract or any immediate sales prospects.

Research and development expenses

Our research and development costs are expensed as incurred. Research and development expenses include: (i) internal research and development staff related salaries and other payroll costs including stock-based compensation, payroll taxes and employee benefits and (ii) program and testing related expenses including external consulting and professional fees related to the product testing and our development activities. In 2022, we also had expenses related to the amortization of the exclusive PCS499 license intangible asset. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and expensed when the research and development activities are performed.

Our research and development expenses decreased during both the three- and six-month periods ended June 30, 2023 when compared to the same periods in 2022 as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of intangible assets	$-	$197,124	$-	$394,248
Research and development salaries and benefits	502,626	1,037,768	1,048,294	1,565,020
Preclinical, clinical trial and other costs	1,185,538	1,902,400	2,294,215	3,222,644
Total	$1,688,164	$3,137,292	$3,342,509	$5,181,912

The decrease in preclinical, clinical trial and other costs during the three and six months ended June 30, 2023 when compared to the same period in 2022 was attributable to the completion of our clinical trial for PCS12852 and the early termination of our clinical trial for PCS499. We also did not have any amortization expense in 2023, as we fully impaired our intangible asset at December 31, 2022. During the same three- and six-month periods in 2022, we had three active clinical trials and amortization expense for our intangible asset.

During the three and six months ended June 30, 2023, when compared to the same period in 2022, we also experienced decreases in stock-based compensation of $583,000 and $668,000, respectively, as a result of a reduction in stock awards granted. During the same periods, we experienced increases in payroll and related costs of $48,000 and $151,000, respectively, as a result of increased salary rates.

Until we begin our next clinical trial, we anticipate our research and development costs to remain consistent as we close out and receive final reports related to our clinical trials for PCS499 and PCS12852. We will, however, continue incurring costs in our clinical trial for NGC-Capecitabine, including the cost of having drug product manufactured and other tasks necessary for the planned Phase 2 clinical trial, as well as costs necessary to submit the Phase 2B protocol for NGC-Gemcitabine.

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

General and administrative expenses

Our general and administrative expenses for the three months ended June 30, 2023 decreased by $1.0 million to $1.0 million from $2.0 million for the three months ended June 30, 2022. This decrease is primarily attributable to a decrease in stock-based compensation of $1.1 million due to a reduction in stock awards granted. The decrease was primarily offset by increases in payroll and related costs. Reimbursements from CorLyst totaled $34,000 for rent and other costs during the three months ended June 30, 2023, approximately $1,700 more than reimbursements for the same period in 2022.

During the six months ended June 30, 2023, our general and administrative expenses increased by $259,000 to $3.5 million from $3.2 million for the six months ended June 30, 2022. We experienced increases in professional fees of $1.4 million as a result of stock warrants issued to Spartan Capital, as well as in other expenses including payroll and related costs, insurance, office expenses, and travel of $208,000. These increases were primarily offset by a decrease in employee stock-based compensation and taxes of $1.4 million due to a reduction in stock awards granted. Reimbursements from CorLyst totaled $64,000 for rent and other costs during the six months ended June 30, 2023, which was similar to amounts received during the same period in 2022.

Other income, net

Other income represents interest income of $102,000 and $7,400 for the three months ended June 30, 2023 and 2022, respectively, and $185,000 and $9,000 for the six months ended June 30, 2023 and 2022, respectively.

Income tax benefit

We did not recognize any income tax benefit for the three or six months ended June 30, 2023 or 2022.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(4,178,539)	$(4,133,439)
Financing activities	6,352,077	(300,000)
Net increase (decrease) in cash	$2,173,538	$(4,433,439)

Net cash used in operating activities

We used net cash in our operating activities of $4,178,539 and $4,133,439 during the six months ended June 30, 2023 and 2022, respectively.

As we continue our clinical trial for NGC-Capecitabine and evaluate the other NGC drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. Until we raise additional funds and begin a new clinical trial, we anticipate clinical trial costs will decrease when compared to prior periods since we are currently only conducting one clinical trial for NGC-Capecitabine.

Net cash provided by (used in) financing activities

During the six months ended June 30, 2023, we raised net proceeds of $6.4 million from the sale of 8,432,192 shares of our common stock. We used net cash in financing activities during the six months ended June 30, 2022 of $300,000 to purchase 100,000 shares of our common stock from a licensee.

Going Concern and Management’s Plans

We have incurred losses since inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of $70.9 million at June 30, 2023. During the six months ended June 30, 2023, we generated a net loss of $6.6 million and used $4.2 million in net cash from operating activities from continuing operations. We expect to continue to generate operating losses and negative cash flow from operations for the foreseeable future.

During the six months ended June 30, 2023, we raised gross proceeds of $7.0 million (net proceeds of $6.4 million) from the sale of 8,432,192 shares of our common stock, as described in Note 2 to the condensed consolidated financial statements. We plan to use the net proceeds from these financings to prepare for future clinical trials; on research and development activities; and for working capital and other general corporate purposes.

Our condensed consolidated financial statements have been prepared using U.S. GAAP and are based on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging pharmaceutical company regarding product development, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, rapid technological change, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities. We currently have no customers or pharmaceutical products to sell or distribute. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

At June 30, 2023, we had cash and cash equivalents totaling $8.7 million. Based on our current plans, we believe our current cash balances will enable us to complete our current clinical trial in NGC-Capecitabine (also known as PCS6422), prepare for future clinical trials, fund our administrative costs through the second quarter of 2024, and close out the PCS499 and PCS12852 trials. Our ability to execute our longer-term operating plans, including future clinical trials for our NGC drugs, will depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, including out-licensing and/or entering into partnerships on any of our non-core assets, but there can be no assurance that we will obtain the necessary funding in the future when necessary.

We had no revenue during the six months ended June 30, 2023 and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and other operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses.

We are hoping to raise additional funds in 2023, but will only do so if terms are acceptable to us. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend our current or planned future clinical trial plans, or research and development programs. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Off Balance Sheet Arrangements

At June 30, 2023, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

At June 30, 2023, management, with the participation of the then Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the then Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”)

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the Nasdaq. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that shares of our common stock are “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

On March 22, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) notifying us that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). As a result, the Company is not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had been given 180 calendar days, or until September 18, 2023, to regain compliance with Rule 5550(a)(2).

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on Nasdaq, our securities are covered securities. If we are no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which our securities are offered.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sale of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

SEC Ref. No.	Title of Document
3.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated June 27, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 29, 2023)
10.1	Employment Agreement dated August 8, 2023 by and between George Ng and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 8, 2023)
31.1*	Rule 153-14(a) Certification by Principal Executive Officer
31.2*	Rule 153-14(a) Certification by Principal Financial Officer
32.1*++	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	XBRL Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ Dr. David Young
Dr. David Young
President, Research and Development
(Acting Principal Executive Officer)

Dated:	August 10, 2023

By:	/s/ James Stanker
James Stanker
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	August 10, 2023

