Form 10-K
period 2023-12-31
Processa Pharmaceuticals, Inc.
filed 2024-03-29
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2023, the last business day of the most recently completed second quarter, based upon the closing price of Common Stock on such date as reported on Nasdaq Capital Market, was approximately $10.2 million.

The number of outstanding shares of the registrant’s common stock as of March 21, 2024 was 2,855,981.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days of the end of the fiscal year ended December 31, 2023 are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K and are summarized below under the “Summary Risk Factors” section. These risks include, but are not limited to, the following:

●	our ability to obtain funding for our future clinical trials, preclinical activities and our operations;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	our ability to meet obligations under our license agreements;

●	the potential market size, opportunity and growth potential for our product candidates, if approved;

●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize our product candidates, if approved;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	the initiation, timing, progress and results of clinical trials and pre-clinical studies for our NGC drugs;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates by physicians, patients, third-party payors and others in the medical community, if approved;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance; and

●	other risks and uncertainties, including those described under part I, Item 1A. Risk Factors of this Annual Report.

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

In this Form 10-K, “we,” “us”, “our”, “Processa” and “the Company” refer to Processa Pharmaceuticals, Inc. and its subsidiary.

SUMMARY RISK FACTORS

We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from our recent results or from our anticipated future results.

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a history of losses and we may never become profitable.
●	We have limited cash resources and will require additional financing.
●	Our financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.
●	Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

●	We currently do not have, and may never develop, any FDA-approved, licensed or commercialized products.
●	Our licenses are subject to termination by the licensor in certain circumstances.
●	If we fail to comply with our obligations contained in the agreements under which we license intellectual property rights from third parties, we could lose important license rights.
●	We depend entirely on the successful development of our product candidates, which have not yet demonstrated efficacy for their target indications in clinical trials. We may never be able to demonstrate efficacy for our product candidates, thus preventing us from licensing, obtaining marketing approval by any regulatory agency, and/or commercializing our product(s).
●	We must successfully complete clinical trials for our product candidates before we can apply for marketing approval.
●	We have little corporate history of conducting clinical trials. Our planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully license or commercialize the product and the revenue that we generate from its sales, if any, may be limited.
●	We are completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.
●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expenses.
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
●	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
●	We could face competition from other biotechnology and pharmaceutical companies, and our operating results would suffer if we fail to innovate and compete effectively.
●	We rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.
●	Although we may pursue expedited regulatory approval pathways for a product candidate, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development, regulatory review or approval process.
●	Third-party coverage and reimbursement, health care cost containment initiatives and treatment guidelines may constrain our future revenues.
●	Legal, regulatory and legislative changes with respect to reimbursement, pricing and contracting may adversely affect our business and future prospects.
●	We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.
●	If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.
●	We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.

Risks Relating to Our Intellectual Property Rights

●	We depend on rights to certain pharmaceutical compounds that are or will be licensed to us. We do not own the intellectual property rights to these pharmaceutical compounds and any loss of our rights to them could prevent us from selling our products.
●	We cannot ensure protection of our licensed intellectual property rights.
●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

General Company-Related Risks

●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
●	If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, interruptions or disruptions to operations or clinical trials, reputational harm, litigation, fines and penalties.
●	We are exposed to cyber-attacks and data breaches, including the risks and costs associated with protecting our systems and maintaining integrity and security of our business information, as well as personal data of our guests, employees and business partners.

Risks Related to Ownership of Our Common Stock

●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.
●	Future equity offerings, license transactions or acquisitions may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.
●	Our common stock price is expected to be volatile.
●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to us as such may make our common stock less attractive to our stockholders and investors.
●	We do not currently intend to pay dividends to our stockholders in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in our value.
●	If securities or industry analysts do not publish research or reports about our business, or if they publish negative evaluations of our stock or negative reports about our business, our stock price and trading volume could decline.
●	Provisions in our corporate documents and Delaware law could have the effect of delaying, deferring, or preventing a change in control of us, even if that change may be considered beneficial by some of our stockholders.
●	Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business and the development of our product candidates.

Part I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on utilizing our “regulatory science” approach, including the principles associated with FDA’s Project Optimus Oncology initiative and the related FDA Draft Guidance, in the development of Next Generation Chemotherapy (“NGC”) oncology drug products. Our mission is to provide better treatment options than those that presently exist by extending a patient’s survival and/or improving a patient’s quality of life. This is achieved by improving upon FDA-approved, widely used oncology drugs or the cancer-killing metabolites of these drugs by altering how they are metabolized and/or distributed in the body, including how they are distributed to the actual cancer cells.

Our regulatory science approach was conceived in the early 1990s when the founders of Processa and other faculty at the University of Maryland worked with the FDA to develop multiple FDA Guidances. Regulatory science is the science of developing new tools, standards, and approaches to assess the safety, efficacy, quality, and performance of all FDA-regulated products. Over the last 30 years, two of our founders, Dr. David Young and Dr. Sian Bigora, have expanded the original regulatory science concept by including the pre-clinical and clinical studies to justify the benefit-risk assessment required for FDA approval when designing the development programs of new drug products.

Our regulatory science approach defines the scientific information that the FDA requires to determine if the benefit outweighs the risk of a drug in a specific population of patients and at a specific dosage regimen for a specific drug product. The studies are designed to obtain the necessary scientific information to support the regulatory decision.

Recently, the FDA has taken steps to define some of the regulatory science required for the FDA approval of oncology products. Through the FDA’s Project Optimus Oncology Initiative and the related Draft Guidance on determining the “optimal” dosage regimen for an oncology drug, the FDA has chosen to make the development of oncology drugs more science-based than in the past. Since the principles of the FDA’s Project Optimus and the related Draft Guidance have been used by our regulatory science approach in a number of non-oncology drugs, our experience with the principles of Project Optimus differentiates us from other biotechnology companies by focusing us not only on the clinical science, but also on the equally important regulatory process. We believe utilizing our regulatory science approach provides us with three distinct advantages:

●	greater efficiencies (e.g., the right trial design and trial readouts);
●	greater possibility of drug approval by the FDA or other regulatory authorities; and
●	greater ability to evaluate the benefit-risk of a drug compared to existing therapy, which allows prescribers to provide better treatment options for each patient.

Our strategic prioritization is to advance our pipeline of NGC proprietary small molecule oncology drugs. The NGC products are new chemical entities, but they work by changing the metabolism, distribution and/or elimination of already FDA-approved cancer drugs or their active metabolites while maintaining the mechanism of how the drug kills cancer cells. We believe our NGC treatments will provide improved safety-efficacy profiles when compared to their currently marketed counterparts – capecitabine, gemcitabine, and irinotecan. All future studies of these drugs are subject to availability of capital to conduct the trials.

The three NGC treatments in our pipeline are as follows:

●	NGC-Capecitabine (also referred to as NGC-Cap) is a combination of PCS6422 and capecitabine, capecitabine being the oral prodrug of the cancer drug 5-fluorouracil (5-FU). PCS6422, without having any clinically meaningful biological effect itself, alters the metabolism of 5-FU, resulting in more 5-FU distribution to the cancer cells. In clinical trials, NGC-Cap has shown a safety profile different than capecitabine when administered alone. Side effects such as Hand-Foot Syndrome (HFS) and cardiotoxicity typically occur in up to 50-70% of patients treated with capecitabine and are caused by specific capecitabine metabolites. These types of toxicities frequently result in decreased doses, interrupted doses, or discontinuation of treatment with capecitabine. Since a much smaller amount of these metabolites are formed with NGC-Cap, these side effects appear in less patients and are less severe when they do occur. In addition, NGC-Cap has been found to be up to 50 times more potent than capecitabine based on the systemic exposure of the capecitabine metabolite 5-FU, which is metabolized to the cancer-killing metabolites. Like capecitabine, NGC-Cap could potentially be used to treat patients with various cancers, such as metastatic breast, colorectal, gastrointestinal, and pancreatic. On December 11, 2023, we had a successful meeting with the FDA regarding the next Phase 2 study supporting the advancement of NGC-Cap for cancer patients. The meeting with the FDA was supported by the interim results from the ongoing Phase 1B study that was fully enrolled in the first quarter of 2024. Following the meeting with the FDA, we decided the next NGC-Cap trial would be a Phase 2 trial in breast cancer. This decision was supported through discussions with the FDA where we agreed with the FDA that the development of NGC-Cap in breast cancer would be a more efficient development program than metastatic colorectal cancer and improve the likelihood of FDA approval. The FDA has agreed that the data from past and existing studies could be used to directly support the Phase 2 trial in breast cancer. Breast cancer is the most diagnosed cancer, representing approximately 15% of all new cancer patients in 2023. It has a prevalence of more than 3.8 million patients, with nearly 300,000 new diagnoses last year. Over 150,000 women are currently living with advanced or metastatic breast cancer. The NGC-Cap annual newly diagnosed incidence rate for breast, colorectal and other cancers is greater than 250,000 patients per year.

●	PCS3117, also referred to as NGC-Gemcitabine (NGC-Gem), is an oral analog of gemcitabine that is converted to its active metabolite by a different enzyme system than gemcitabine resulting in a positive response in gemcitabine patients as well as some gemcitabine treatment-resistant patients. Like gemcitabine, NGC-Gem could be used to treat patients with various cancers such as pancreatic, biliary tract, lung, ovarian, and breast. We estimate more than 275,000 patients in the United States were newly diagnosed in 2022 with pancreatic, biliary tract, lung, ovarian, and breast cancer. We plan to meet with the FDA to discuss potential study designs including implementation of the Project Optimus initiative as part of the design in 2024.

●	PCS11T, also referred to as NGC-Irinotecan (NGC-Iri), is a prodrug of the active metabolite of irinotecan (SN-38). The chemical structure of NGC-Iri influences the uptake of the drug into cancer cells, resulting in more NGC-Iri entering cancer cells than normal cells in mice. These levels were significantly greater than those seen with irinotecan, resulting in lower doses of NGC-Iri having greater efficacy than irinotecan and improved safety in animal models. Like irinotecan, NGC-Iri could be used to treat patients with various cancers such as lung, colorectal, gastrointestinal, and pancreatic cancer. We estimate at least 200,000 patients in the United States were newly diagnosed in 2022 with lung, colorectal, gastrointestinal, and pancreatic cancer. We plan to conduct IND-enabling and toxicology studies in 2024-2025.

We have completed our Phase 2A trial for PCS12852 in gastroparesis patients with positive results. Additionally, in February 2023, due primarily to the inability to identify and enroll patients in our rare disease Phase 2 trial for PCS499 in ulcerative Necrobiosis Lipoidica (uNL), we decided to cease further enrollment in the PCS499 trial and terminated the trial. We did not experience any safety concerns during the conduct of either the PCS12852 or PCS499 trial. We are currently evaluating options to monetize these non-core drug assets, which may include out-licensing or partnering these assets with one or more third parties.

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

Historically, much of oncology drug development has searched for novel or different ways to treat cancer. Our approach is to take three current FDA-approved cancer drugs and modify and improve how the human body metabolizes and/or distributes these NGC treatments compared to their presently approved counterpart chemotherapy drugs while maintaining the cancer-killing mechanism of action; thus, our reason for calling our drugs Next Generation Chemotherapy (or NGC) treatments. Part of the development includes determining the optimal dosage regimen based on the dose-response relationship as described in the FDA’s Project Optimus Initiative and Draft Optimal Dosage Regimen Oncology Guidance. To date, we have data that we believe suggests our NGC treatments are likely to have a better safety-efficacy profile than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also clearly differentiating our NGC treatments from the existing treatment. We believe our NGC treatments have the potential to extend the survival and/or quality of life for more patients diagnosed with cancer while decreasing the number of patients who are required to dose-adjust or discontinue treatment because of side effects or lack of response.

Our Strategy

Our strategy is to develop our pipeline of NGC proprietary small molecule oncology drugs using our regulatory science approach to determine the optimal dosage regimen of our oncology drugs. By changing either the metabolism, distribution, and/or elimination of already FDA-approved cancer drugs (e.g., capecitabine, gemcitabine, and irinotecan) or their active metabolites, we believe that our three new oncology drugs represent the next generation of chemotherapy with an improved safety profile, improved efficacy profile and/or potentially benefiting more patients while maintaining the mechanism of how the drug kills cancer cells. By combining these modified approved cancer treatments with our regulatory science approach and our experience using the principles of FDA’s Project Optimus initiative, we anticipate that we will be able to increase the probability of FDA approval, improve the safety-efficacy profile over the existing counterparts of our NGC drugs, and more efficiently develop each drug.

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

Our Team

Our drug development efforts are guided by our knowledge and experience in applying our regulatory science approach to decrease manageable risks, costs, and time toward achieving marketing authorization from regulatory authorities including the FDA. We have assembled a seasoned management team and development team with extensive experience in developing therapies, including advancing product candidates from preclinical research through clinical development and ultimately regulatory approval and commercialization. Our team is led by our President of Research and Development and Founder David Young, Pharm.D., Ph.D. who has extensive experience in research, regulatory approval and business development and who served at Questcor Pharmaceuticals for eight years, initially as an independent director on its Board of Directors and, subsequently, as its Chief Scientific Officer.

To execute our strategy, we assembled an experienced and development team with a successful track record of drug approvals and successful exits. Our team is experienced in developing drug products through all principal regulatory tiers from IND-enabling studies to New Drug Application (NDA) submission. Throughout their careers, the combined scientific, development and regulatory experiences of our team members have resulted in more than 30 drug approvals in indications reviewed by almost every division of the FDA including the oncology divisions, over 100 meetings with the FDA and involvement with more than 50 drug development programs, including drug products targeted to patients who have an unmet medical need and cancer patients. In addition, the FDA Project Optimus Oncology initiative and recent FDA Oncology Guidance applies our regulatory science approach and principles used and refined by our Founders over the last 30 years.

Our Drug Pipeline

Our pipeline currently consists of NGC-Cap, NGC-Gem and NGC-Iri (also identified as PCS6422, PCS3117 and PCS11T, respectively) and two non-oncology drugs (PCS12852 and PCS499). The non-oncology drugs are not included in the pipeline chart above, as we are exploring our options for those drugs, which may include out-licensing or partnership opportunities. A summary of each drug is provided below.

Next Generation Chemotherapy Pipeline

●	Next Generation Capecitabine (NGC-Cap) is a combination of PCS6422 and a lower dose of the FDA-approved cancer drug capecitabine. PCS6422 is an orally administered irreversible inhibitor of the enzyme dihydropyrimidine dehydrogenase (DPD). DPD metabolizes 5-Fluorouracil (5-FU), the major metabolite of capecitabine and widely used itself as an intravenous chemotherapeutic agent in many types of cancer, to multiple metabolites classified as catabolites. These catabolites do not have any cancer-killing properties but frequently cause dose-limiting side effects that may require dose adjustments or discontinuation of therapy.

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

On August 2, 2021, we enrolled the first patient in our Phase 1B dose-escalation maximum tolerated dose trial in patients with advanced refractory gastrointestinal (GI) tract tumors. Our interim analysis of Cohorts 1 and 2A of the ongoing clinical trial found no dose-limiting toxicities (DLTs), no drug-related adverse events greater than Grade 1, and no adverse events associated with the catabolites of 5-FU such as HFS. In this Phase 1B trial, it was demonstrated that the irreversible inhibition of DPD by PCS6422 could alter the metabolism, distribution and elimination of 5-FU, making NGC-Cap significantly (up to 50 times) more potent than capecitabine alone and potentially leading to higher levels of anabolites which can kill replicating cancer and normal cells. By administering NGC-Cap to cancer patients, the balance between anabolites and catabolites changes depending on the dosage regimens of PCS6422 and capecitabine used, making the efficacy-safety profile of NGC-Cap different than that of FDA-approved capecitabine and requiring further evaluation of the PCS6422 and capecitabine regimens to determine the optimal NGC-Cap regimens for patients.

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

In an effort to better estimate the timeline of DPD inhibition and formation of new DPD, we modified the protocol for the Phase 1B trial and began enrolling patients in the amended Phase 1B trial in April 2022. On November 1, 2022, we announced that data from the Phase 1B trial identified multiple dosage regimens with potentially better safety and efficacy profiles than currently existing chemotherapy regimens. Since 5-FU exposure is dependent on both the PCS6422 regimen and the capecitabine regimen, safe regimens were identified as well as regimens that cause DLTs. One of the regimens in the Phase 1B trial did cause DLTs in two patients, one of whom died. The Phase 1B trial is continuing to enroll patients and is expected to complete enrollment in early 2024. The next trial will be a Phase 2 trial to determine which regimens provide an improved efficacy-safety profile over present therapy using the principles of the FDA’s Project Optimus initiative to help guide the design of the trial. This FDA initiative requires us to consider NGC regimens that are not at the maximum tolerated dose or exposure level.

Discussions with the FDA in April 2023 have clarified that the major goal for the next Phase 2 trial will be to evaluate and understand the dose- and exposure-response relationship for anti-tumor activity and safety. The specific dosage regimens for the trial will be defined following the determination of the MTD from our ongoing Phase 1B trial. Cohort 3 in the Phase 1B trial, which dosed patients with PCS6422 in combination with capecitabine at 150 mg BID (twice a day), completed with no dose-limiting toxicities. Enrollment in Cohort 4 was expanded to include six patients to further evaluate the safety at this dose. Enrollment in this cohort is now complete and to date, no DLTs have been observed in this cohort, but safety evaluation for this cohort is still ongoing. Once the cohort and the safety evaluation is complete, the need for any additional cohorts will be further evaluated. Following the FDA meeting on December 11, 2023, we have decided the next NGC-Cap trial would be a Phase 2 trial in breast cancer. This decision was supported through discussions with the FDA where we agreed with the FDA that the development of NGC-Cap in breast cancer would be a more efficient development program than metastatic colorectal cancer and improve the likelihood of FDA approval. The FDA has agreed that the data generated from past and existing studies could be used to directly support the Phase 2 trial in breast cancer. Capecitabine is already approved as both monotherapy and combination therapy in breast cancer, which contributes to the logic and efficiency of our current direction. In addition, the FDA’s agreement that our present data would support a Phase 2 trial in breast cancer makes the expansion seamless. The objective for the Phase 2 trial will be to provide safety-efficacy data to preliminarily demonstrate the benefit of NGC-Cap over capecitabine and other treatment options. Based on this expansion to breast cancer, we expanded our Oncology Advisory Board to include key breast cancer oncologists. We have already determined the Phase 2 study design, which we expect to share with the FDA soon, and plan to use the funding from our January 2024 public offering to begin enrolling patients in the third quarter of 2024.

Our license agreement with Elion Oncology, Inc. (“Elion”) for NGC-Cap requires us to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that include dosing a first patient with a product in a Phase 2 or 3 clinical trial on or before October 2, 2024. We are currently conducting pre-trial activities and planning to dose the first patient in our Phase 2 trial in the third quarter of 2024.

●	NGC-Gem is a cytidine analog similar to gemcitabine (Gemzar®), but different enough in chemical structure that some patients are more likely to respond to PCS3117 than gemcitabine. In addition, we believe those patients inherently resistant or who acquire resistance to gemcitabine are likely not to be resistant to NGC-Gem. The difference in response occurs because NGC-Gem is metabolized to its active metabolite through a different enzyme system than gemcitabine. We continue to evaluate the potential use of NGC-Gem in patients with pancreatic and other potential cancers and to evaluate ways to identify patients who are more likely to respond to NGC-Gem than gemcitabine. We plan to meet with the FDA in 2024 to discuss potential trial designs including implementation of the Project Optimus initiative as part of the design. Similar to NGC-Cap, we will need to obtain additional funding before we can begin the Phase 2 trial for NGC-Gem.

Our license agreement with Ocuphire Pharma, Inc. (“Ocuphire”) for NGC-Gem requires us to use commercially reasonable efforts, at our sole cost and expense to oversee such commercialization efforts, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of: (i) dosing a patient in a clinical trial prior to June 16, 2024; and (ii) dosing a patient in a pivotal clinical trial or in a clinical trial for a second indication of the drug prior to June 16, 2026. We are currently in discussions with Ocuphire to extend these deadlines.

●	NGC-Iri is an analog of SN38 (SN38 is the active metabolite of irinotecan) and should have an improved safety/efficacy profile in every type of cancer that irinotecan is presently used. The manufacturing process and sites for drug substance and drug product are presently being evaluated and IND-enabling toxicology studies will then be initiated. In addition, we are defining the potential paths to approval, which include defining the targeted patient population and the type of cancer. We plan to conduct IND enabling and toxicology studies in 2024, subject to available funding.

Non-Oncology Pipeline for Out-licensing or Partnership

●	PCS12852 is a highly specific and potent 5HT4 agonist that has already been evaluated in clinical studies in South Korea for gastric emptying and gastrointestinal motility in healthy volunteers and volunteers with a history of constipation. In October 2021, the FDA cleared our IND application to proceed with a Phase 2A trial for the treatment of gastroparesis. We enrolled our first patient on April 5, 2022 and completed enrollment of the trial on September 2, 2022. Results from this Phase 2A trial, which included 25 patients with moderate to severe gastroparesis, demonstrated improvements in gastric emptying in patients receiving 0.5 mg of PCS12852 as compared to placebo. The results indicated that for the patients in the PCS12852 group, the mean time for 50% of the gastric contents to empty (t50) compared to their baseline value (±SD) decreased by -31.90 min (±50.53) (compared to the change seen in the placebo group of only -9.36 min (±42.43). Significant gastric emptying differences were not observed between the placebo and the 0.1 mg dose. Adverse events associated with the administration of PCS12852 were generally mild to moderate as expected, limited in duration, and quickly resolved without any sequelae. There were no cardiovascular safety events or serious adverse events reported during the trial. Additionally, the 0.5 mg of PCS12852 showed a greater improvement than placebo in the gastroparesis symptomology scales used in the trial, including both total scores in the scales, as well as sub-scores such as nausea, vomiting and abdominal pain. With the trial now complete, we have the data necessary to finalize the development plan for the treatment of diabetic gastroparesis patients. We are exploring options for PCS12852, which may include licensing, partnering and/or collaborating opportunities.

●	PCS499 is an oral tablet of the deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). PCS499 is a drug that can be used to treat unmet medical need conditions caused by multiple pathophysiological changes. We completed a Phase 2A trial for PCS499 in patients with ulcerative and non-ulcerative necrobiosis lipoidica (uNL and NL, respectively) in late 2020, and in May 2021, we enrolled the first patient in our Phase 2B trial for the treatment of uNL. Although we initiated several recruitment programs to enroll patients in this trial, we were only able to recruit four patients. We experienced extremely slow enrollment in the trial given the extreme rarity of the condition (rarer than reported in the literature), the impact of COVID-19, and the reluctance of patients to be in a clinical trial. We completed the Phase 2B uNL trial for those currently enrolled but halted further efforts to enroll new patients in the trial and have terminated the trial. There were no safety concerns during the conduct of the trial. Although we believe that PCS499 can be effective in treating uNL, preliminary data indicated that the placebo response was likely to be much greater than the literature and clinical experts believe; thus, a much larger sample size would be required in a pivotal trial for an indication where it was extremely difficult to enroll even four patients. We are exploring options for PCS499 in other indications, which may include licensing, partnering and/or collaborating opportunities.

Manufacturing and Clinical Supplies

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on multiple third-party contract manufacturing organizations (CMOs) for the supply of current Good Manufacturing Practices (cGMP)-grade clinical trial materials and commercial quantities of our product candidates and products, if approved. We require all our CMOs to conduct manufacturing activities in compliance with cGMP. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs.

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

For NGC-Cap, the competitive factors will be related to the efficacy and safety of the product when compared to capecitabine. The market penetration will depend on how much improvement will occur in the efficacy and/or safety profiles when administered in combination with PCS6422. Currently, there are no other reversible or irreversible enzyme inhibitor products approved in the US and no irreversible enzyme inhibitors approved ex-US, which may make PCS6422 the first DPD irreversible inhibitor available.

For NGC-Gem, the competitive factors will include establishing market penetration against other cytidine analogues, such as gemcitabine, which is currently used as first or second line chemotherapy either alone or in combination with other chemotherapy agents. The market penetration will depend on the potential for an improved efficacy profile in patients who have developed tolerance to other agents.

For NGC-Iri, the competitive factors will include establishing marketing penetration against the existing irinotecan product (Camptosar®) and the newer liposomal irinotecan product (Onivyde®). The establishment of that market will be based upon improved efficacy and/or safety of NGC-Iri.

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

Intellectual Property

Our success will depend in large part on our ability and that of our licensors to:

●	obtain and maintain international and domestic patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;

●	prosecute and defend our existing and future patents, once obtained;

●	preserve confidentiality of our own and our licensed methods, processes and know-how; and

●	operate without infringing the patents and proprietary rights of other parties.

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

A provisional patent for NGC-Cap has been filed.

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

License Agreement with Elion Oncology, Inc.

On August 23, 2020, we entered into a condition precedent License Agreement with Elion Oncology (“Elion License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally. The license grant was conditioned on the following being satisfied by October 30, 2020: (i) our closing on an equity financing of at least $15 million in gross proceeds and (ii) successful up-listing to Nasdaq.

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS6422 to our portfolio, and we paid $100,000 cash and issued 41,250 shares of our common stock to Elion. As part of the Elion License Agreement, we agreed to issue to Elion 5,000 shares of our common stock on each of the first and second anniversary dates of the Elion License Agreement.

As additional consideration, we will pay Elion development and regulatory milestone payments (a portion of which are payable in shares of our common stock and a portion of which are payable in cash) upon the achievement of certain milestones, which include FDA or other regulatory approval and dosing a patient. In addition, we must pay Elion one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Elion based on any sub-license agreement we may enter.

On May 17, 2022, we amended the third Milestone Event of Section 6.4 of our License Agreement with Elion Oncology, Inc. changing the third Milestone Event from “1st Patient in Dose Confirmation Study” to (a) determination of the maximum tolerated dose (MTD) or (b) determination of the recommended Phase 2 Dose. Prior to this amendment, the third milestone was not considered probable since it was unknown when, or if a dose confirmation study was going to be conducted. As a result of the modification, we consider it probable that the recommended Phase 2 dosage regimen could be determined in connection with our current Phase 1B trial for NGC-Cap. We recorded an expense and related liability of $189,000 representing the value of the shares we anticipate issuing to Elion at the fair value on the date of modification. No other terms or conditions of the License Agreement were modified. We determined the dosage for our Phase 2 study on January 25, 2024 and issued 5,000 shares of common stock to Elion for meeting this milestone.

We are required to use commercially reasonable efforts, at our sole cost and expense to research, develop and commercialize products in one or more countries, including dosing a first patient with a product in a Phase 2 or 3 clinical trial by October 2, 2024. We are currently on track to dose our first patient in a Phase 2 clinical trial by the deadline. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 90-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

License Agreement with Ocuphire Pharma, Inc.

On June 16, 2021, we executed a License Agreement with Ocuphire Pharma, Inc. (“Ocuphire Agreement”) under which we received a license to research, develop and commercialize PCS3117 globally, excluding the Republic of Singapore, China, Hong Kong, Macau and Taiwan.

As consideration for the Ocuphire Agreement, we issued 2,235 shares of our common stock to Ocuphire, a cash payment of $200,000 and assumed $66,583 in certain liabilities. Additional consideration includes future development and regulatory milestones payments to Ocuphire upon our achievement of certain defined clinical milestones, such as dosing a patient in pivotal trials and receiving marketing authorization by a regulatory authority in the United States or another country. In addition, we are required to pay Ocuphire one-time sales milestone payments based on the achievement during a calendar year of the highest annual Net Sales for products made and pay royalties based on annual Net Sales, as defined in the Ocuphire Agreement.

We are required to use commercially reasonable efforts, at our sole cost and expense to oversee such commercialization efforts, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of: (i) first patient administered drug in a Clinical Trial of a Product prior to June 16, 2024 and (ii) first patient administered drug in a Pivotal Clinical Trial of a Product or first patient administered drug in a Clinical Trial for a Second Indication of a Product prior to June 16, 2026. We are currently in discussions with Ocuphire to extend these deadlines. Although we do not anticipate having any issues in extending the deadlines, there can be no assurance that such negotiations will be successful. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 120-day opportunity to cure such breach.

License Agreement with Aposense, Ltd.

On May 24, 2020, we entered into a condition precedent License Agreement with Aposense, Ltd. (“Aposense License Agreement”), pursuant to which we were granted Aposense’s patent rights and Know-How to develop and commercialize their next generation irinotecan cancer drug, PCS11T. The Aposense License Agreement provides us with an exclusive worldwide license (excluding China), to research, develop and commercialize products comprising or containing PCS11T. The license grant was conditioned on the following being satisfied within nine months of May 24, 2020 (or the Aposense License Agreement shall terminate): (i) our closing of an equity financing and successful up-listing to Nasdaq and (ii) Aposense obtaining the approval of the Israel Innovation Authority for the consummation of the transactions contemplated by the Aposense License Agreement.

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS11T to our portfolio, and we issued 31,250 shares of our common stock to Aposense. As additional consideration, we will pay Aposense development and regulatory milestone payments (up to $3.0 million per milestone) upon the achievement of certain milestones, which primarily consist of having a drug indication approved by a regulatory authority in the United States or another country. In addition, we will pay Aposense one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any sales milestone payments or royalties we receive with Aposense based on any sub-license agreement we may enter.

License Agreement with Yuhan Corporation

On August 19, 2020, we entered into a License Agreement with Yuhan Corporation (“Yuhan License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS12852 globally, excluding South Korea.

As consideration for the Yuhan License Agreement and related Share Issuance Agreement, we issued to Yuhan 25,000 shares of common stock. As additional consideration, we will pay Yuhan development and regulatory milestone payments (a portion of which are payable in shares of our common stock based on the volume weighted average trading price during the period prior to such achievement and a portion of which are payable in cash) upon the achievement of certain milestones, based on a Yuhan affiliate purchasing 37,500 shares of common stock for $3,000,000 in our October 2020 underwritten public offering. The milestones primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, we must pay Yuhan one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Yuhan based on any sub-license agreement we may enter.

We are required to use commercially reasonable efforts, at our sole cost and expense, in conjunction with a joint Processa-Yuhan Board to oversee such commercialization efforts, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of: (i) preparing a first draft of the product development plan within 90 days; (ii) requesting an FDA pre-IND meeting for a product within 6 months; (iii) dosing a first patient in a Phase 2A clinical trial with a product within 24 months; and (iv) dosing a first patient with a product in a Phase 2B clinical trial, Phase 3 clinical trial or other pivotal clinical trial with a product by August 19, 2024. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 60-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

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

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use the publicly available information to gain knowledge regarding the progress of development programs.

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

The EU clinical trials legislation is currently undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization , simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU.

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

Healthcare Reform

The United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, the ACA was passed in March 2010 and substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter and have in effect a national rebate agreement with the HHS Secretary as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Effective April 1, 2020, Medicaid rebate liability will be expanded to include the territories of the United States as well. Additionally, for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.

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

Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the Affordable Care Act and our business.

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

Human Capital

As of March 21, 2024, we had 13 full- and part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union and we believe our relationships with our employees are good.

We are highly dependent upon the principal members of our small management team and staff, including our Chief Executive Officer, George Ng; President of Research and Development, David Young, Pharm.D., Ph.D; and our Chief Development and Regulatory Officer, Sian Bigora, Pharm.D. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we expect to have employment agreements with our key employees, these employment agreements may still allow these employees to leave our employment at any time, for or without cause. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical and scientific personnel.

Corporate Information

We were incorporated under the laws of the State of Delaware on March 29, 2011. Our principal executive office is located at 7380 Coca Cola Drive, Suite 106, Hanover, MD 21076. Our telephone number is (443) 776-3133.

We make available free of charge on or through our Internet website (http://www.processapharmaceuticals.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our Code of Ethics and Code of Conduct, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC also maintains a website which provides online access to reports and other information regarding registrants that file electronically with the SEC at: www.sec.gov.

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

Risks Related to Our Financial Position and Need for Additional Capital

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

At December 31, 2023, the accumulated deficit was approximately $75.4 million. We will incur additional losses as we continue our research and development activities, seek regulatory approvals for our product candidates and engage in clinical trials. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from the operations of our business are dependent on our ability to further develop our products and on revenues and profitability from sales of products or successful joint venture relationships.

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

We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations, including sales of our common stock under the existing or a future equity line of credit or through a future at-the-market offering. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Our financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

We had no revenue during the year ended December 31, 2023 or in prior years, and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and for operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses. Our consolidated financial statements have been prepared using U.S. GAAP, and are based on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging pharmaceutical companies regarding product development, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, rapid technological change, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities. We currently have no customers or pharmaceutical products to sell or distribute. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2023, we had net operating loss (NOL) carryforwards of approximately $28.7 million for federal and state income tax available to offset future taxable income, and federal and state research and development tax credits of approximately $1.2 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382). NOL carryforwards prior to 2018 will expire in 2037 if not utilized.

Our NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We have not completed a Section 382 study and as such our net operating loss carryforwards may be subject to such limitation.

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

If we fail to comply with our obligations contained in the agreements under which we license intellectual property rights from third parties, we could lose important license rights.

Our license agreements have various requirements. For example, our license agreement with Elion Oncology, Inc. (“Elion”) for NGC-Cap (also known as PCS6422) requires us to administer the drug to the first patient in a Phase 2 or Phase 3 trial for NGC-Cap on or before October 2, 2024. Our license agreement with Ocuphire Pharma, Inc. (“Ocuphire”) for NGC-Gem (also known as PCS3117) imposes two future obligations on us. The first diligence obligation requires that the first patient must be administered the drug in a clinical trial on or before June 16, 2024, and the second obligation requires that the first patient is administered the drug (i) in a pivotal clinical trial, or (ii) in a clinical trial for a second indication of the drug on or before June 16, 2026. We are in the process of requesting an extension of these obligations with Ocuphire, and there is no assurance that we will be able to obtain such extension.

Should we fail to meet any of the obligations under our license agreements, absent extensions, other arrangements or other extenuating circumstances, the licensor may be able to terminate the license agreement, which would have a material effect on the value of our intellectual property portfolio, our financial condition, future prospects, and results of operations.

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

Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our product candidates’ safety and efficacy before submitting an NDA. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.

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

Our operations to date have been limited to financing and staffing, conducting research and developing our core technologies, identifying and optimizing our lead product clinical candidates, performing due diligence on other potential drug in-licensing opportunities and further moving the clinical product candidates through the development programs identified. Some of the activities in the development programs include receiving FDA IND clearance on one indication for two product candidates, completing a Phase 2A trial for PCS12852 in gastroparesis patients, conducting a Phase 1B trial for NGC-Cap in patients with advanced gastrointestinal tumors, completing a Phase 1 healthy human volunteer trial, completing a Phase 2A clinical trial and conducting a Phase 2 clinical trial in patients with NL and receiving FDA orphan designation on PCS499 in NL. Other activities include improving the manufacturing of PCS499, PCS6422 and PCS11T final products and developing regulatory strategy plans for each of the products including expedited review plans, as applicable. Although we have recruited a team that has experience with clinical trials in the United States and outside the United States, as a company, we have only conducted four clinical trials in any jurisdiction and have not had previous experience commercializing product candidates through the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that other planned clinical trials will begin or be completed on time, if at all; that our development program and studies would be acceptable to the FDA or other regulatory authorities; or that, if regulatory approval is obtained, our product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants and collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

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

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems with suppliers could delay shipment of any of our product candidates, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our future manufacturing and supply partners will be able to reduce the costs of commercial scale manufacturing of any of our product candidates over time. If the commercial-scale manufacturing costs of any of our product candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions to regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

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

In the United States, the Medicare Modernization Act (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our product candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the ACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA), into law which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

We have entered into agreements with third-party CROs to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical studies. We rely heavily on these parties to execute clinical studies for our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we design clinical trials for our product candidates in consultation with CROs, the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of any of our product candidates for the subject indication may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or any of our product candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

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

We have obtained product liability insurance coverage for our clinical trials. However, large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects and our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all. A successful product liability claim, or series of claims, brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, financial condition, operating results and prospects.

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

We cannot, however, prevent a physician from using our product candidates outside of those indications for use when the physician’s independent professional medical judgment deems appropriate. Physicians may also misuse our product candidates or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our product candidates are misused or used with improper technique, we may become subject to costly litigation by physicians or their patients. Furthermore, the use of our product candidates for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation among physicians and patients.

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

A number of companies, including several major pharmaceutical companies, have conducted, or are conducting, research within the licensed fields in which we intend to operate, which has resulted, or may result, in the filing of many patent applications related to this research. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the validity of these or any issued United States patent in an administrative trial before the Patent Trial and Appeal Board in the United States Patent and Trademark Office (USPTO), we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity or enforceability.

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

We are highly dependent upon the principal members of our small management team and staff, including George Ng, our Chief Executive Officer; David Young, Pharm.D., Ph.D, our President of Research and Development; and Sian Bigora, Pharm.D., our Chief Development and Regulatory Officer. The employment of Drs. Young and Bigora may be terminated at any time by either us or Dr. Young or Dr. Bigora. The loss of any current or future team member could impair our ability to design, identify, and develop new intellectual property and product candidates and new scientific or product ideas. Additionally, if we lose the services of any of these persons, we would likely be forced to expend significant time and money in the pursuit of replacements, which may result in a delay in the development of our product candidates and the implementation of our business plan and plan of operations and diversion of our management’s attention. We can give no assurance that we can find satisfactory replacements for our current and future key scientific and management employees on terms that would not be unduly expensive or burdensome to us.

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

Although we have not been delisted from Nasdaq and currently meet the minimum listing requirements, on March 22, 2023, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq granted us an extension until March 18, 2024 to regain compliance with the minimum closing bid requirement, and we regained compliance with such requirement as of February 2, 2024.

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

In addition, we may engage in one or more potential license transactions or acquisitions in the future, which could involve issuing our common stock as some or all of the consideration payable by us to complete such transactions. If we issue common stock or securities linked to our common stock, the newly issued securities may have a dilutive effect on the interests of the holders of our common stock. Additionally, future sales of newly issued shares used to effect a transaction could depress the market price of our common stock and have a dilutive effect on our existing stockholders.

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

We are a “smaller reporting company” under the federal securities laws and, as such, are subject to scaled disclosure requirements afforded to such companies. For example, as a smaller reporting company, we are subject to reduced executive compensation disclosure requirements. Our stockholders and investors may find our common stock less attractive as a result of our status as a “smaller reporting company” and our reliance on the reduced disclosure requirements afforded to these companies. If some of our stockholders or investors find our common stock less attractive, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established processes to assess, identify, and manage cybersecurity risks. These processes are integrated into our overall risk management program and are designed to protect our information assets from internal and external cyber threats and include:

●	implementing physical, procedural, and technical safeguards;
●	developing and maintaining comprehensive response plans;
●	engaging with external cybersecurity experts to enhance our oversight and keep pace with evolving threats; and
●	considering the cybersecurity capabilities of partners and third-party service providers, both prior to engaging them and on an ongoing basis.

Cybersecurity Governance and Oversight

Our Board of Directors provides direct oversight of cybersecurity risk and has delegated to its audit committee the responsibility of reviewing and discussing with management our risk exposures relating to cybersecurity. The Board of Directors and the audit committee will receive regular updates from management on cybersecurity matters and are promptly informed by management about any significant new threats or incidents. In the future, management and our third-party service providers will conduct reviews at least once annually of our cybersecurity readiness to ensure continuous improvement in our cybersecurity strategies.

We have implemented mechanisms to monitor and manage cybersecurity threats and incidents, including utilization of tools for continuous monitoring of our IT environment to detect and mitigate threats, a fundamental plan for responding to cyber incidents and training for employees to recognize and report potential cybersecurity incidents and to foster a culture of cybersecurity awareness and vigilance. Our Chief Administrative Officer, along with a third-party service provider, are responsible for operational oversight of our cybersecurity strategy and policies. Any identified cybersecurity incident is reported to our Chief Administrative Officer who evaluates the severity of the incident. Based on this assessment, further steps are taken involving other members of management and, depending on the severity, the audit committee and the Board of Directors. We believe this structured approach allows us to effectively manage and mitigate cybersecurity risks, safeguarding our systems and data against various digital threats. Additionally, our proactive stance is supported by cybersecurity insurance, which further reinforces our preparedness against potential cyber threats.

Cybersecurity Incident Reporting and Management

During the years ended December 31, 2022 and 2023, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we remain vigilant and prepared to respond effectively to any incidents, should they arise.

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

Item 4. Mine Safety Disclosures.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “PCSA.”

On June 29, 2023, we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 50,000,000 to 100,000,000. The number of authorized shares of preferred stock remains unchanged at 1,000,000 shares.

On January 22, 2024, we effected a 1-for-20 reverse stock split, reducing the number of our common shares issued on that date from 24,706,474 shares to 1,291,000 shares. There was no corresponding reduction in the number of authorized shares of common stock and no change in the par value per share. All share and per share amounts and conversion and exercise prices presented herein have been adjusted retroactively to reflect this change.

Holders

As of March 21, 2024, there were 2,855,981 shares of common stock outstanding and 187 shareholders of record. One of these holders of record is Cede & Co, a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information as to our 2019 Omnibus Incentive Plan as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	315,159	(1)	$223.89	27,326

Equity compensation plans not approved by security holders	2,389		397.60	-

Total	317,548			27,326	(2)

(1)	Includes stock options to purchase 358 shares of our common stock issued under the prior equity compensation plan.
(2)	Consists of shares available for issuance under the 2019 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during 2023 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock in 2023.

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

Overview

We are a clinical-stage biopharmaceutical company focused on utilizing our “regulatory science” approach, including the principles associated with FDA’s Project Optimus Oncology initiative and the related FDA Draft Guidance, in the development of Next Generation Chemotherapy (“NGC”) oncology drug products. Our mission is to provide better treatment options than those that presently exist by extending a patient’s survival and/or improving a patient’s quality of life. This is achieved by improving upon FDA-approved, widely used oncology drugs or the cancer-killing metabolites of these drugs by altering how they are metabolized and/or distributed in the body, including how they are distributed to the actual cancer cells.

Our regulatory science approach was conceived in the early 1990s when the founders of Processa and other faculty at the University of Maryland worked with the FDA to develop multiple FDA Guidances. Regulatory science is the science of developing new tools, standards, and approaches to assess the safety, efficacy, quality, and performance of all FDA-regulated products. Over the last 30 years, two of our founders, Dr. David Young and Dr. Sian Bigora, have expanded the original regulatory science concept by including the pre-clinical and clinical studies to justify the benefit-risk assessment required for FDA approval when designing the development programs of new drug products.

Our regulatory science approach defines the scientific information that the FDA requires to determine if the benefit outweighs the risk of a drug in a specific population of patients and at a specific dosage regimen for a specific drug product. The studies are designed to obtain the necessary scientific information to support the regulatory decision.

Recently, the FDA has taken steps to define some of the regulatory science required for the FDA approval of oncology products. Through the FDA’s Project Optimus Oncology Initiative and the related Draft Guidance on determining the “optimal” dosage regimen for an oncology drug, the FDA has chosen to make the development of oncology drugs more science-based than in the past. Since the principles of the FDA’s Project Optimus and the related Draft Guidance have been used by our regulatory science approach in a number of non-oncology drugs in the past, our experience with the principles of Project Optimus differentiates us from other biotechnology companies by focusing us not only on the clinical science, but also on the equally important regulatory process. We believe utilizing our regulatory science approach provides us with three distinct advantages:

●	greater efficiencies (e.g., the right trial design and trial readouts);
●	greater possibility of drug approval by the FDA or other regulatory authorities; and
●	greater ability to evaluate the benefit-risk of a drug compared to existing therapy, which allows prescribers to provide better treatment options for each patient.

Our strategic prioritization is to advance our pipeline of NGC proprietary small molecule oncology drugs. The NGC products are new chemical entities, but they work by changing the metabolism, distribution and/or elimination of already FDA-approved cancer drugs or their active metabolites while maintaining the mechanism of how the drug kills cancer cells. We believe our NGC treatments will provide improved safety-efficacy profiles when compared to their currently marketed counterparts – capecitabine, gemcitabine, and irinotecan. All future studies of these drugs are subject to availability of capital to conduct the trials.

The three NGC treatments in our pipeline are as follows:

●	NGC-Capecitabine (NGC-Cap) is a combination of PCS6422 and capecitabine, capecitabine being the oral prodrug of the cancer drug 5-fluorouracil (5-FU). PCS6422, without having any clinically meaningful biological effect itself, alters the metabolism of 5-FU, resulting in more 5-FU distribution to the cancer cells. In clinical trials, NGC-Cap has shown a safety profile different than capecitabine when administered alone. Side effects such as Hand-Foot Syndrome (HFS) and cardiotoxicity typically occur in up to 50-70% of patients treated with capecitabine and are caused by specific capecitabine metabolites. These types of toxicities frequently result in decreased doses, interrupted doses, or discontinuation of treatment with capecitabine. Since a much smaller amount of these metabolites are formed with NGC-Cap, these side effects appear in less patients and are less severe when they do occur. In addition, NGC-Cap has been found to be up to 50 times more potent than capecitabine based on the systemic exposure of the capecitabine metabolite 5-FU, which is metabolized to the cancer-killing metabolites. Like capecitabine, NGC-Cap could potentially be used to treat patients with various cancers, such as metastatic breast, colorectal, gastrointestinal, and pancreatic. On December 11, 2023, we had a successful meeting with the FDA regarding our next Phase 2 study supporting the advancement of NGC-Cap for cancer patients. The meeting with the FDA was supported by the interim results from the ongoing Phase 1B study that completed enrollment in the first quarter of 2024. Following our meeting with the FDA, we decided the next NGC-Cap trial would be a Phase 2 trial in breast cancer. This decision was supported through discussions with the FDA where we agreed with the FDA that the development of NGC-Cap in breast cancer would be a more efficient development program than metastatic colorectal cancer and improve the likelihood of FDA approval. The FDA has agreed that the data from past and existing studies could be used to directly support the Phase 2 trial in breast cancer. Breast cancer is the most diagnosed cancer, representing approximately 15% of all new cancer patients in 2023. It has a prevalence of more than 3.8 million patients, with nearly 300,000 new diagnoses last year. Over 150,000 women are currently living with advanced or metastatic breast cancer. The NGC-Cap annual newly diagnosed incidence rate for breast, colorectal and other cancers is greater than 250,000 patients per year.

●	PCS3117, also referred to as NGC-Gemcitabine (NGC-Gem), is an oral analog of gemcitabine that is converted to its active metabolite by a different enzyme system than gemcitabine resulting in a positive response in gemcitabine patients as well as some gemcitabine treatment-resistant patients. Like gemcitabine, NGC-Gem could potentially be used to treat patients with various cancers such as pancreatic, biliary tract, lung, ovarian, and breast. We estimate more than 275,000 patients in the United States were newly diagnosed in 2022 with pancreatic, biliary tract, lung, ovarian, and breast cancer. We plan to meet with the FDA to discuss potential study designs including implementation of the Project Optimus initiative as part of the design in 2024.

●	PCS11T, also referred to as NGC-Irinotecan (NGC-Iri), is a prodrug of the active metabolite of irinotecan (SN-38). The chemical structure of NGC-Iri influences the uptake of the drug into cancer cells, resulting in more NGC-Iri entering cancer cells than normal cells in mice. These levels were significantly greater than those seen with irinotecan, resulting in lower doses of NGC-Iri having greater efficacy than irinotecan and improved safety in animal models. Like irinotecan, NGC-Iri could be used to treat patients with various cancers such as lung, colorectal, gastrointestinal, and pancreatic cancer. We estimate at least 200,000 patients in the United States were newly diagnosed in 2022 with lung, colorectal, gastrointestinal, and pancreatic cancer. We plan to conduct IND-enabling and toxicology studies in 2024-2025.

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

Historically, much of oncology drug development has searched for novel or different ways to treat cancer. Our approach is to take three current FDA-approved cancer drugs, e.g. capecitabine, gemcitabine and irinotecan, and modify and improve how the human body metabolizes and/or distributes these NGC treatments compared to their presently approved counterpart chemotherapy drugs while maintaining the cancer-killing mechanism of action; thus, our reason for calling our drugs Next Generation Chemotherapy (or NGC) treatments. Part of the development includes determining the optimal dosage regimen based on the dose-response relationship as described in the FDA’s Project Optimus Initiative and Draft Optimal Dosage Regimen Oncology Guidance. To date, we have data that we believe suggests our NGC treatments are likely to have a better safety-efficacy profile than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also clearly differentiating our NGC treatments from the existing treatment. We believe our NGC treatments have the potential to extend the survival and/or quality of life for more patients diagnosed with cancer while decreasing the number of patients who are required to dose-adjust or discontinue treatment because of side effects or lack of response.

In 2023, we completed our Phase 2A trial for PCS12852 in gastroparesis patients with positive results. Additionally, in February 2023, due primarily to the inability to identify and enroll patients in our rare disease Phase 2 trial for PCS499 in ulcerative Necrobiosis Lipoidica (uNL), we decided to cease further enrollment in the PCS499 trial and terminated the trial. We did not experience any safety concerns during the conduct of either the PCS12852 or PCS499 trial. We continue to evaluate options to monetize these non-core drug assets, which may include out-licensing or partnering these assets with one or more third parties.

Recent Developments

Reverse Stock Split

On January 22, 2024, we effected a 1-for-20 reverse stock split, reducing the number of our common shares issued on that date from 24,706,474 shares to 1,291,000 shares. There is no corresponding reduction in the number of authorized shares of common stock and no change in the par value per share. All share and per share amounts and conversion and exercise prices presented herein have been adjusted retroactively to reflect this change.

Public Offering

On January 30, 2024, we raised gross proceeds of $7.0 million (net proceeds of $6.3 million) from the sale of 476,000 shares of our common stock, pre-funded warrants to purchase up to 1,079,555 shares of our common stock and warrants to purchase 1,555,555 shares of our common stock in a public offering, as described in Note 13. Simultaneously with the closing of the sale, the pre-funded warrants were exercised in exchange for 1,079,555 shares of our common stock. We plan to use the net proceeds from this financing for continued research and development for NCG-Cap, and working capital and general corporate purposes.

Results of Operations

Comparison of the year ended December 31, 2023 and 2022

The following table summarizes our operations loss during the periods indicated:

	Year Ended December 31,
	2023	2022	Change
Operating Expenses
Research and development costs	$5,799,518	$11,494,230	$(5,694,712)
General and administrative expenses	5,657,543	8,763,058	(3,105,515)
Impairment of intangible asset	-	7,268,143	(7,268,143)

Operating Loss	(11,457,061)	(27,525,431)

Other Income (Expense)
Interest income, net	335,541	101,202	234,339

Net Loss	$(11,121,520)	$(27,424,229)

Revenues.

We had no revenue during the years ended December 31, 2023 and 2022. We do not currently have any revenue under contract or any immediate sales prospects.

Research and Development Expenses.

Our research and development costs are expensed as incurred. Research and development expenses include (i) program and testing related expenses including external consulting and professional fees related to the product testing and our development activities and (ii) internal research and development staff related salaries and other payroll costs including stock-based compensation, payroll taxes and employee benefits. In 2022, we also had expenses related to the amortization of the exclusive PCS499 license intangible asset. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and expensed when the research and development activities are performed.

Research and development costs for the years ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Preclinical, clinical trial and other costs	$3,817,669	$6,269,006
Research and development salaries and benefits	1,981,849	4,436,729
Amortization of intangible assets	-	788,495
Total	$5,799,518	$11,494,230

During the year ended December 31, 2023, our research and development expenses decreased by $5.7 million to $5,799,518 when compared to $11,494,230 for the year ended December 31, 2022. The decrease in preclinical, clinical trial and other costs during 2023 when compared to 2022 was attributable to the completion of our clinical trial for PCS12852 and the early termination of our clinical trial for PCS499. Expenses include costs related to contract research organizations, regulatory filing and maintenance fees, drug product testing and stability, consulting, and other clinical fees. We also did not have any amortization expense in 2023, as we fully impaired our PCS499 intangible asset at December 31, 2022. In 2022, we had three active clinical trials and amortization expense for our intangible asset. We also experienced decreases in stock-based compensation of $2.5 million as a result of a reduction in stock awards granted. During 2023, we also experienced a decrease in salaries and related expenses of $29,000. While we have promoted and/or increased salary rates for some personnel, we have fewer full-time R&D employees in 2023 than 2022.

During the year ended December 31, 2022, we amended the third Milestone Event of our License Agreement with Elion changing the third Milestone Event. As a result, we recorded research and development expense and a related liability of $189,000, which represents the value of the 5,000 shares of our common stock we issued to Elion in 2024 in satisfaction of the third Milestone Event (as modified) at the fair value on the date of modification.

On January 30, 2024, we raised net proceeds of $6.3 million, which we intend to use for continued research and development for NCG-Cap and for working capital. We are also incurring costs in preparation for our planned Phase 2 trial for NGC-Cap, including the cost of having drug product manufactured and other pre-trial tasks, as well as costs we may incur in connection with the submission of any Phase 2B protocol for NGC-Gem. In early 2025, we will need to raise additional capital to fund our operations and continue our planned development of our NGC drugs.

The funding necessary to bring a drug candidate to market is subject to numerous uncertainties. Once a drug candidate is identified, the further development of that drug candidate may be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand. For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Some programs may be terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. We anticipate our research and development costs to increase in the future, subject to obtaining sufficient financing, as we finalize our clinical trials; plan/conduct future clinical trials, including the cost of having drug product manufactured; continue our evaluation of the remaining drugs in our portfolio; and expand our development team.

Our clinical trial cost accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf.

In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered. At December 31, 2023, we have recorded $570,000 in prepaid expenses for advanced payments made to our CRO for our NGC-Cap clinical trial.

General and Administrative Expenses.

Our general and administrative expenses for the year ended December 31, 2023 decreased by $3.1 million to $5,657,543 when compared to $8,763,058 for the same period in 2022. The decrease was mostly due to employee stock-based compensation of $4.9 million as a result of a reduction in stock awards granted. We also experienced net decreases in taxes, travel and other miscellaneous office expenses of $38,000. The decreases were primarily offset by increases in professional fees of $1.3 million related to the warrants we issued to Spartan Capital as compensation for services provided under a consulting agreement and for salaries and related expenses of $493,000. We share office space with CorLyst, a related party, and during the years ended December 31, 2023 and 2022, they reimbursed us $112,000 and $124,000, respectively, for rent and other costs we incurred on their behalf.

Impairment of Intangible Asset.

Our gross intangible assets consisted primarily of costs we capitalized related to the acquisition of license rights to PCS499 from CoNCERT Pharmaceuticals. Inc. (“CoNCERT”) for shares of our common stock. We capitalized $8.0 million, which was the fair value of the common stock we issued to CoNCERT when we acquired the license rights to PCS499 on March 19, 2018.

We review amounts previously capitalized for impairment whenever events or changes in circumstances indicate to us that the carrying value of the assets might not be recoverable. In May 2021, we enrolled our first patient in our Phase 2B trial for the treatment of ulcerative NL with PCS499. Although we initiated a number of recruitment programs to increase the enrollment of patients in this study, we were only able to recruit four patients by December 31, 2022. We experienced extremely slow enrollment in the study given the extreme rarity of the condition (rarer than reported in the literature), the impact of COVID-19, and the reluctance of patients to be in a clinical study. As a result, we terminated the trial early. At December 31, 2022, as a result of our decision to halt future enrollment and terminate our PCS499 clinical trial for ulcerative necrobiosis lipoidica, we recognized an impairment of the remaining book value of the intangible asset of $7.3 million, thereby reducing the value of our intangible asset to zero. Our assessment was based on the uncertainty of determining whether we will be able to out-license PCS499 or enter into a partnering/collaborating arrangement for its future development.

Other Income.

Net other income consisting primarily of interest income was $335,541 and $101,202 for the years ended December 31, 2023 and 2022, respectively.

Income Tax Benefit.

We did not recognize any income tax benefit for the year ended December 31, 2023 or 2022. At December 31, 2023, we recorded deferred tax assets totaling $17,639,071, including $7,685,377 of net operating losses that are fully offset by a valuation allowance.

Liquidity

Sources of Liquidity

At December 31, 2023, we had $4.7 million in cash and cash equivalents and raised an additional $6.3 million net proceeds in January 2024. On January 30, 2024, we sold, pursuant to securities purchase agreements (the “Purchase Agreement”), 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock (the “Pre-Funded Warrants”), and warrants to purchase up to 1,555,555 shares of our common stock (the “Common Warrants’) pursuant to a public offering (the “Offering”). The Common Warrants have an exercise price of $4.50, are immediately exercisable and will remain exercisable until the date that is five years after their original issuance. The Shares were offered at a combined public offering price of $4.50 per share and accompanying Common Warrant and $4.4999 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 and were exercised in full simultaneously with the closing of the Offering in exchange for 1,079,555 shares of our common stock. Gross proceeds in connection with the Offering were $7.0 million. We received $6.3 million in net proceeds from the Offering, after deducting the fees of the placement agent and other offering-related expenses. We also issued to the placement agent warrants to purchase 62,222 shares of common stock, exercisable at $5.625 per share that expire on February 1, 2027.

We have incurred losses and net cash used in our operating activities during the year ended December 31, 2023, which we expect to continue for the foreseeable future. We have incurred losses since our inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $75.4 million at December 31, 2023. During the year ended December 31, 2023, we generated a net loss of approximately $11.1 million, of which $2.4 million were non-cash expenses. Based on our current business plans, we believe these funds will satisfy our capital needs into early 2025. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when needed.

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

Our future capital requirements will depend on many factors, including:

●	the cost of our current and future clinical trials of NGC-Cap and the cost of third-party manufacturing;
●	the initiation, progress, timing, costs and results of drug manufacturing, pre-clinical studies, and clinical trials of NGC-Gem and NGC-Iri, as well as any other future product candidates;
●	the number and characteristics of product candidates that we pursue;
●	the outcome, timing, and costs of seeking regulatory approvals;
●	the costs associated with hiring additional personnel and consultants for our pre-clinical and clinical activities;
●	the emergence of competing therapies and other adverse market developments;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the extent to which we in-license or acquire other products and technologies; and
●	the costs of operating as a public company.

Until such time as we can generate substantial product revenues to support our capital requirements, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. We currently have an effective shelf registration statement on Form S-3 on file with the SEC, which provides us flexibility and optionality to raise capital, including pursuant to a Purchase Agreement with Lincoln Park Capital or a future at-the-market offering, but there can be no assurance that capital will continue to be available to us on acceptable terms, won’t be limited, or be available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(8,063,346)	$(9,605,143)
Investing activities	(2,776)	-
Financing activities	6,268,724	(388,843)
Net decrease in cash and cash equivalents	$(1,797,398)	$(9,993,986)

Net cash used in operating activities

We used net cash in our operating activities of $8,063,346 and $9,605,143 during the years ended December 31, 2023 and 2022, respectively. As we continue our clinical trial for NGC-Cap and evaluate the other NGC drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. Until we begin our Phase 2 clinical trial for NGC-Cap, we anticipate clinical trial costs will decrease when compared to prior periods since we are only conducting one clinical trial for NGC-Cap.

At December 31, 2023, our prepaid expense and other consisted primarily of $570,000 for advanced payments we made to our NGC-Cap CRO that have not yet been applied to our clinical trial and $212,000 in various insurance policies, such as directors’ and officers’ insurance and product liability insurance for conducting our clinical trials. Our prepaid expense and other at December 31, 2022 also included an additional $394,000 for advanced payments made to CROs for our PCS499 and PCS12852 clinical trials; an unamortized non-cash commitment fee we paid to Lincoln Park of approximately $334,000; and unamortized ATM offering related costs of $186,000.

Net cash used in investing activities

We used net cash in our investing activities of $2,776 during year ended December 31, 2023 to purchase property and equipment. We did not have a similar expense during the same period in 2022.

Net cash provided by (used in) financing activities

During the year ended December 31, 2023, we raised net proceeds of $6.4 million from the sale of 421,611 shares of our common stock and used $31,000 in legal expenses related to our January 2024 raise and $53,000 for the settlement of a stock award. During the year ended December 31, 2022, we used net cash in financing activities of $300,000 to purchase 5,000 shares of our common stock from a licensee in early 2022 and $89,000 to pay income taxes owed on vested stock-based compensation.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2023:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$160,737	$90,697	$70,040	$-	$-

Total	$160,737	$90,697	$70,040	$-	$-

We enter into contracts in the normal course of business with CROs, clinical supply manufacturers and vendors for pre-clinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

We have also entered into license and collaboration agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales.

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

Impairment of PCS499 In-process Research and Development Asset

In February 2023, we suspended further enrollment in our PCS499 trial for uNL due to difficulties we encountered in enrolling the trial, along with our limited resources. In May 2021, we enrolled our first patient in our Phase 2B trial for the treatment of ulcerative NL with PCS499. Although we initiated a number of recruitment programs to increase the enrollment of patients in this study, we were only able to recruit four patients by December 31, 2022. We experienced extremely slow enrollment in the study given the extreme rarity of the condition (rarer than reported in the literature), the impact of COVID-19, and the reluctance of patients to be in a clinical study. We completed the study for those currently enrolled and halted further efforts to enroll new patients. As a result, we recognized a non-cash expense of $7.3 million as of December 31, 2022 related to the impairment of the intangible asset for PCS499. We originally recognized this intangible asset in conjunction with its acquisition from CoNCERT Pharmaceuticals, Inc. in 2018.

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

See Note 3 – Stock-Based Compensation for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of warrants granted during the year ended December 31, 2023.

All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s or entity’s role.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We have recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it was more-likely-than-not that benefits from our deferred tax assets would not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. As part of an evaluation of our tax attributes in 2022, we recharacterized approximately $7.4 million of startup costs previously capitalized as an IRC Section 195 asset as net operating losses. The recharacterization has no impact on total deferred tax assets since we had previously and will continue to provide a full valuation allowance on our unutilized net deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period such changes are enacted. No income tax benefit or expense was recorded for any periods presented nor is expected in the foreseeable future since we expect to generate future taxable net operating losses.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. At December 31, 2023, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

Recently Issued Accounting Pronouncements

See Note 2 of our consolidated financial statements for new accounting pronouncements or changes to the recent accounting pronouncements during the year ended December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Processa Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Processa Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosures to which they relate.

Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company has determined that there is substantial doubt about its ability to continue as a going concern.

We identified the going concern as a critical audit matter due to the difficulty the Company experienced raising funds. Additionally, it has no source of cash beyond equity and debt financing.

Equity Related Matters

As discussed in Notes 2, 3, 4 and 5 to the consolidated financial statements, the Company has substantial equity activity, including financing transactions and stock compensation. The volume and complexity of the activity have resulted in a complex earnings per share calculation.

We identified equity as a critical audit matter due to the materiality of the transactions as well as the complexity of the related calculations. To test the completeness and accuracy of the transactions, we read all relevant agreements and tested management’s calculations.

/s/ BD & Company, Inc.

Owings Mills, MD

March 29, 2024

We have served as the Company’s auditor since 2017.

Processa Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$4,706,197	$6,503,595
Prepaid expenses and other	926,300	1,883,134
Total Current Assets	5,632,497	8,386,729
Property and Equipment, net	2,554	-
Other Assets
Operating lease right-of-use assets, net	146,057	227,587
Other	5,535	5,535
Total Other Assets	151,592	233,122
Total Assets	$5,786,643	$8,619,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of operating lease liability	$83,649	$78,896
Accounts payable	311,617	327,548
Due to licensor	189,000	189,000
Due to related parties	39	51
Accrued expenses	146,274	403,061
Total Current Liabilities	730,579	998,556
Non-current Liabilities
Non-current operating lease liability	66,905	150,554
Total Liabilities	797,484	1,149,110

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 100,000,000 shares authorized; 1,291,000 issued and 1,286,000 outstanding at December 31, 2023 and 806,774 issued and 801,774 outstanding at December 31, 2022	129	80
Additional paid-in capital	80,658,111	72,018,222
Treasury stock	(300,000)	(300,000)
Accumulated deficit	(75,369,081)	(64,247,561)
Total Stockholders’ Equity	4,989,159	7,470,741
Total Liabilities and Stockholders’ Equity	$5,786,643	$8,619,851

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022
Operating Expenses
Research and development expenses	$5,799,518	$11,494,230
General and administrative expenses	5,657,543	8,763,058
Impairment of intangible asset	-	7,268,143

Operating Loss	(11,457,061)	(27,525,431)

Other Income (Expense)
Interest income, net	335,541	101,202

Net Operating Loss Before Income Tax Benefit	(11,121,520)	(27,424,229)
Income Tax Benefit	-	-

Net Loss	$(11,121,520)	$(27,424,229)

Net Loss Per Common Share - Basic and Diluted	$(8.48)	$(34.05)

Weighted Average Common Shares Used to Compute
Net Loss Per Common Shares - Basic and Diluted	1,311,572	805,477

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2023 and 2022

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	785,512	$79	$62,308,353	$-	$-	$(36,823,332)	$25,485,100
Acquisition of treasury stock	-	-	-	(5,000)	(300,000)	-	(300,000)
Stock-based compensation	11,890	1	8,948,712	-	-	-	8,948,713
Shares issued in connection with the Purchase Agreement with Lincoln Park	6,181	1	449,999	-	-	-	450,000
Shares issued in connection with license agreement	5,000	-	400,000	-	-	-	400,000
Shares withheld to pay income taxes on stock-based compensation	(1,809)	(1)	(88,842)	-	-	-	(88,843)
Net loss	-	-	-	-	-	(27,424,229)	(27,424,229)
Balance, January 1, 2023	806,774	80	72,018,222	(5,000)	(300,000)	(64,247,561)	7,470,741
Stock-based compensation	6,945	1	1,060,338	-	-	-	1,060,339
Shares issued in connection with capital raises, net of transaction costs	421,611	42	6,352,035	-	-	-	6,352,077
Warrant granted in connection with a consulting agreement	-	-	1,310,875	-	-	-	1,310,875
Settlement of stock award	-	-	(52,746)	-	-	-	(52,746)
Other	55,670	6	(30,613)	-	-	-	(30,607)
Net loss	-	-	-	-	-	(11,121,520)	(11,121,520)
Balance, December 31, 2023	1,291,000	$129	$80,658,111	(5,000)	$(300,000)	$(75,369,081)	$4,989,159

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net Loss	$(11,121,520)	$(27,424,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	222	-
Non-cash lease expense for right-of-use assets	81,530	85,518
Non-cash milestone expense in connection with license agreement	-	189,000
Amortization of debt issuance costs	-	115,613
Amortization of intangible asset	-	788,495
Impairment of intangible asset	-	7,268,143
Stock-based compensation	1,060,339	8,828,713
Warrants issued to purchase 158,007 shares of common stock	1,310,875	-
Net changes in operating assets and liabilities:
Prepaid expenses and other	956,834	210,549
Operating lease liability	(78,896)	(87,937)
Accounts payable	(15,931)	108,643
Due (from) to related parties	(12)	(1,721)
Other receivables	-	70,274
Accrued expenses	(256,787)	243,796)
Net cash (used in) operating activities	(8,063,346)	(9,605,143)

Cash Flows From Investing Activities
Purchase of property and equipment	(2,776)	-
Net cash (used in) provided by investing activities	(2,776)	-

Cash Flows From Financing Activities
Net proceeds from issuance of stock	6,321,470	-
Shares withheld to pay taxes on stock-based compensation	-	(88,843)
Settlement of stock award	(52,746)	-
Acquisition of treasury stock	-	(300,000)
Net cash (used in) provided by financing activities	6,268,724	(388,843)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,797,398)	(9,993,986
Cash and Cash Equivalents - Beginning of Year	6,503,595	16,497,581
Cash and Cash Equivalents - End of Year	$4,706,197	$6,503,595

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2023	2022
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash Financing Activities
Issuance of 880 shares of common stock in satisfaction of accrued director fees	$-	$120,000
Issuance of 5,000 shares of common stock in connection with a licensing agreement which had previously been recorded as a due to licensor	$-	$400,000
Issuance of 6,181 shares of common stock in connection with the Purchase Agreement with Lincoln Park	$-	$450,000
		-
Right-of-use asset obtained in exchange for operating lease liability	$-	$(238,924)
Operating lease liability	-	238,924
Net	$-	$-

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

On January 22, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended with the Secretary of State of Delaware that effected a 1-for-20 reverse stock split of our common stock, par value $0.0001 per share (the “Reverse Stock Split”). Pursuant to the Certificate of Amendment, our issued common stock decreased from 24,706,474 shares to 1,291,000 shares and our outstanding common stock decreased from 24,606,474 to 1,286,000. The Reverse Stock Split did not affect our authorized common stock of 100,000,000 shares or our common stock par value. All shares of common stock, including common stock underlying warrants, stock options, and restricted stock units, as well as exercise prices and per share information in these consolidated financial statements give retroactive effect to the Reverse Stock Split.

Liquidity

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred losses since inception, currently devoting substantially all of our efforts toward research and development of our next generation chemotherapy drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $75.4 million at December 31, 2023. During the year ended December 31, 2023, we generated a net loss of $11.1 million and used $8.1 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

We have financed our operations primarily through public equity issuances, including an offering we closed on January 30, 2024 where we sold 476,000 shares of our common stock, pre-funded warrants to purchase up to 1,079,555 shares of our common stock, and warrants for the purchase of up to 1,555,555 shares of our common stock for net proceeds of $6.3 million, after deducting placement agent fees and offering-related expenses (see Note 13 for additional details). Simultaneously with the closing of the sale, the pre-funded warrants were exercised in exchange for 1,079,555 shares of our common stock. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

At December 31, 2023, we had cash and cash equivalents totaling $4.7 million. Together with the $6.3 million net proceeds we raised in January 2024, and based on our current business plans, we believe these funds will satisfy our capital needs into early 2025. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

We plan to raise additional funds in the future through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but will only do so if the terms are acceptable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend our current or planned future clinical trial plans, or research and development programs. This may also cause us to not meet obligations contained in certain of our license agreements and put these assets at risk. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. There can be no assurance that future funding will be available when needed.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and reflect all of our activities, including those of our wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. Operating results for the year ended December 31, 2023 are not necessarily indicative of future results.

Use of Estimates

In preparing our consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to stock-based compensation, intangible assets, future milestone payments and income taxes. These estimates and assumptions are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While we believe the estimates to be reasonable, actual results could differ materially from those estimates and could impact future results of operations and cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market funds. We consider all highly liquid investments maturing within three months from the date of purchase as cash equivalents.

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

Intangible Assets

Intangible assets acquired individually or with a group of other assets from others (other than in a business combination) are recognized at cost, including transaction costs, and allocated to the individual assets acquired based on relative fair values and no goodwill is recognized. Cost is measured based on cash consideration paid. If consideration given is in the form of non-cash assets, liabilities incurred, or equity interests issued, measurement of cost is based on either the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more evident and more reliably measurable. Costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, have indeterminate lives or are inherent in a continuing business are expensed as incurred.

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

Intangibles with a finite useful life are amortized using the straight-line method unless the pattern in which the economic benefits of the intangible assets are consumed or used up are reliably determinable. The useful life is the best estimate of the period over which the asset is expected to contribute directly or indirectly to our future cash flow. The useful life is based on the duration of the expected use of the asset by us and the legal, regulatory or contractual provisions that constrain the useful life and future cash flows of the asset, including regulatory acceptance and approval, obsolescence, demand, competition and other economic factors. We evaluate the remaining useful life of intangible assets each reporting period to determine whether any revision to the remaining useful life is required. If the remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over the revised remaining useful life. If an income approach is used to measure the fair value of an intangible asset, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for company-specific factors discussed above, to determine the useful life for amortization purposes.

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

Impairment of Long-Lived Assets and Intangibles Other Than Goodwill

We account for the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles – Goodwill and Other, which require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its expected future undiscounted net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets based on the present value of the expected future cash flows associated with the use of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s evaluation, we recorded an impairment loss of $7.3 million during the year ended December 31, 2022 (see Note 8).

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

Level 1 – Quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 – Quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly. Fair value determined using models or other valuation methodologies.

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

Stock-based Compensation

We measure compensation expense for stock options and other stock awards in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense over the requisite service period. Generally, we issue stock options and other stock awards with service-based and/or performance-based vesting conditions. For awards with only service-based vesting conditions, we record compensation cost for these awards using the straight-line method over the service period. For awards that contain performance vesting conditions, we do not recognize compensation expense until achieving the performance condition is probable. We estimate the fair value of stock option and warrant grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. We value restricted stock awards (RSAs) and restricted stock units (RSUs) based on the closing share price of our common stock on the date of grant. Stock-based compensation costs are recorded as general and administrative or research and development costs in the statements of operations based upon the underlying individual’s or entity’s role.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees or consultants who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. We account for forfeitures in the period in which they occur, rather than estimate expected forfeitures.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average common stock outstanding (which excludes unvested RSAs) and vested, but unissued RSUs. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock outstanding during the period. Since we have experienced a net loss for all periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the years ended December 31, 2023 and 2022 excludes the impact of potentially dilutive common shares related to outstanding stock options, unvested restricted stock awards (RSAs), unvested RSUs and purchase warrants.

Our diluted net loss per share for the years ended December 31, 2023 and 2022 excluded 296,326 and 128,943 of potentially dilutive common shares, respectively, related to outstanding stock options, unvested RSAs, unvested RSUs and warrants since those shares would have had an anti-dilutive effect on loss per share during the years then ended.

Segments

We operate in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. Our assets are all located within the United States.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments.

Research and development

Research and development costs are expensed as incurred and consist of direct and overhead-related expenses related primarily to clinical trials, including development personnel salaries and related costs. Research and development costs totaled $5,799,518 and $11,494,230 for the years ended December 31, 2023 and 2022, respectively. Expenditures to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed as the acquisition of in-process research and development when incurred. Technology we develop for use in our products is expensed as incurred until technological feasibility has been established after which it is capitalized and depreciated. No research and development costs were capitalized during the years ended December 31, 2023 and 2022.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of December 31, 2023 and 2022, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that benefits from our deferred tax assets will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal. As part of an evaluation of our tax attributes in 2022, we recharacterized approximately $7.4 million of startup costs previously capitalized as an IRC Section 195 asset as net operating losses. The recharacterization has no impact on total deferred tax assets since we had previously and will continue to provide a full valuation allowance on our unutilized net deferred tax assets.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2023, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

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

Note 3 - Stock-based Compensation

The Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) allows us to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan originally provided for the aggregate issuance of 150,000 shares of our common stock. On July 11, 2022, our shareholders approved an increase in the aggregate number of shares of our common stock available for issuance under our 2019 plan by 150,000 shares to 300,000 shares in total. As of December 31, 2023, 27,326 shares were available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the years ended December 31, 2023 and 2022 as follows:

	Year Ended December 31,
	2023	2022
Research and development	$363,956	$2,895,653
General and administrative	2,007,258	5,933,060
Total	$2,371,214	$8,828,713

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets relating to this expense.

Stock Options

The following table summarizes our stock option activity during the years ended December 31, 2022 and 2023:

	Total options Outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2022	8,943	$341.34
Options granted	-
Forfeited	-
Outstanding as of December 31, 2022	8,943	341.34	2.6
Options granted	-
Forfeited or expired	(1,951)	257.28
Outstanding and exercisable as of December 31, 2023	6,992	$364.72	2.1

No forfeiture rate was applied to these stock options. The aggregate intrinsic value of outstanding options, all of which are exercisable, was $0 at both December 31, 2023 and 2022. No stock options were exercised during the years ended December 31, 2023 or 2022 and there is no unamortized expense at either December 31, 2023 or 2022 since the options are fully vested.

Restricted Stock Awards

The following table summarizes our restricted stock award (RSA) activity during the years ended December 31, 2022 and 2023:

	Number of shares	Weighted- average grant-date fair value per share
Unvested as of January 1, 2022	4,555	$157.81
Granted	9,358	74.27
Forfeited	(1,676)	110.62
Vested and issued	(9,142)	100.88
Unvested as of December 31, 2022	3,095	94.44
Granted	10,750	14.59
Forfeited	(1,250)	133.00
Cancelled	(2,555)	22.13
Vested and issued	(8,790)	24.44

Unvested as of December 31, 2023	1,250	$9.26

As of December 31, 2023, unrecognized stock-based compensation expense for RSAs of $5,825 is expected to be fully recognized in 2024.

On January 1, 2023, we granted RSAs totaling 4,500 shares of common stock to three directors for their service for the six-month period ending June 30, 2023 to align their compensation plan with their service period and changed the annual service period to begin and end on the date of respective Annual Meetings rather than the calendar year. Our directors are compensated through a combination of cash and equity. On March 8, 2023, the directors increased the cash component and decreased the equity component of their compensation by equal amounts on a retroactive basis, to the beginning of their respective service periods. Accordingly, we cancelled RSAs representing 1,305 shares of previously issued, but unvested common stock.

On July 14, 2023, we granted RSAs totaling 6,250 shares of common stock to a consultant (of which 3,750 vested and were issued as of December 31, 2023) for services to be provided through March 18, 2024. RSAs for up to 2,500 shares of common stock are subject to regaining Nasdaq compliance, with RSAs for only 1,250 shares of common stock vesting if we regain Nasdaq compliance through a reverse stock split. Because we effected a reverse stock-split on January 22, 2024 (which we have retroactively applied to all share counts reported in this Annual Report on Form 10-K) and regained Nasdaq compliance on February 2, 2024. Effective December 31, 2023, we cancelled the RSAs for 1,250 shares of common stock that will not vest. On August 31, 2023, in connection with the resignation of our Chief Operating Officer, unvested RSAs representing 1,250 shares of common stock were forfeited and we reversed previously recognized expense of $72,733.

Restricted Stock Units

The following table summarizes our restricted stock unit (RSU) activity during the years ended December 31, 2022 and 2023:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2022	22,008	$155.29
Granted	121,439	61.50
Forfeited	(3,431)	101.73
Cancelled	(1,876)	171.58
Issued	(2,399)	79.07
Outstanding at December 31, 2022	135,741	73.81
Granted	116,078	14.18
Forfeited	(12,296)	21.69
Cancelled	(16,801)	71.36

Outstanding at December 31, 2023	222,722	45.82
Vested and unissued	(115,145)	71.90

Unvested at December 31, 2023	107,577	$17.90

As of December 31, 2023, unrecognized stock-based compensation expense for RSUs of $839,121 is expected to be fully recognized over a weighted average period of 1.49 years. The unrecognized expense excludes $442,024 related to certain RSUs with a performance milestone that is not currently probable of occurring.

During the year ended December 31, 2023, we granted RSUs related to the future issuance of 76,078 shares of our common stock to employees and directors, which have service vesting requirements. On August 8, 2023, we also granted RSUs related to the future issuance of 40,000 shares of our common stock as part of the compensation package to our new Chief Executive Officer, George Ng. Vesting for 20,000 RSUs occurs ratably over a three-year period. The remaining 20,000 RSUs will vest upon the achievement of certain performance metrics, with the first 10,000 performance-based RSUs vesting when gross proceeds of $10,000,000 is raised, and the second 10,000 performance-based RSUs vesting when additional gross proceeds of $10,000,000 is raised.

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

On January 1, 2024, we granted RSUs totaling $1.3 million, contingent upon receiving shareholder approval to increase the number of shares available under our 2019 Omnibus Incentive Plan (“Incentive Plan”), which we plan to obtain in June 2024. The number of shares to be issued under the RSUs will be based on the greater of: (i) $30.00 per share or (ii) the closing price per share on the day we receive shareholder approval to increase the number of shares available under the Incentive Plan. We will grant a maximum of 42,149 shares under these RSU grants.

Warrants

The following table summarizes our warrant activity during the years ended December 31, 2022 and 2023.

	Total warrants outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2022	15,190	$213.22
Expired	(907)	343.28
Outstanding as of December 31, 2022	14,283	205.01	0.9
Granted	173,007	19.27
Expired	(6,783)	266.96
Not exercisable	(7,500)	7.40
Outstanding and exercisable as of December 31, 2023	173,007	$25.41	2.2

In February 2023, we amended our financial consulting agreement with Spartan by extending the term until February 10, 2024. We compensated Spartan for financial consulting services provided under the amendment by granting warrants to purchase 158,007 shares of our common stock on April 17, 2023, with an exercise price of $20.40. The warrants expire on April 17, 2026, and contain both call and cashless exercise provision. We also granted warrants to purchase 15,000 shares of our common stock to a consultant on November 18, 2023, of which warrants to purchase 7,500 shares of our common stock were exercisable, with an exercise price of $7.40. These warrants expire on November 18, 2025.

We used the Black-Scholes option pricing model to calculate the grant date fair value of the two warrants with the following assumptions:

Average risk-free rate of interest	4.32-4.88%
Expected term (years)	2.00–3.00
Expected stock price volatility	82.85-108.47%
Dividend yield	0%

Note 4 – Stockholders’ Equity

Preferred Stock

There were no issued or outstanding shares of preferred stock at December 31, 2023 or 2022.

Common Stock

Increase in Our Authorized Number of Shares

Subsequent to receiving shareholder approval on June 27, 2023, we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 50,000,000 to 100,000,000. We believe 100,000,000 authorized shares of common stock better aligns our capital structure with our future needs and have shown this retroactively in the consolidated financial statements.

Financings

During the year ended December 31, 2023, we issued 421,611 shares of our common stock through several fundraising efforts described below:

●	ATM Offering – On February 5, 2023, in connection with our Registered Direct Offering discussed below, we terminated our ATM and suspended the Sales Agreement with Oppenheimer & Co. Inc., but we may reinstate it in the future. During the year ended December 31, 2023, we sold 28,483 shares at an average price of $24.40 per share for aggregate gross proceeds of $693,000 (net proceeds of $672,000) prior to deducting sales commissions.

●	Lincoln Park Capital Fund, LLC Purchase Agreement – During the year ended December 31, 2023, we sold 2,500 shares at an average price of $21.60 per share for aggregate gross proceeds of $54,000 under the purchase agreement with Lincoln Park.

●	Registered Direct Offering – On February 14, 2023, we closed a registered direct offering (the “Offering”) for the sale of 390,628 shares of common stock at a purchase price of $16.00 per share for gross proceeds of $6.3 million (net proceeds of $5.6 million).

We paid the placement agent, Spartan Capital Securities, LLC, (“Spartan”) a cash fee of 8.0% of the gross proceeds from the Offering, excluding proceeds received from our insiders, and reimbursed Spartan for legal fees of $60,000. The engagement agreement with Spartan required us to indemnify Spartan and certain of its affiliates against certain customary liabilities. On February 14, 2023, we amended the consulting agreement with Spartan originally entered into on August 24, 2022, extending the term of the consulting agreement until February 10, 2024. As compensation for services under the agreement, on April 17, 2023, we granted Spartan warrants to purchase 158,007 shares of our common stock with an exercise price of $20.40. The warrants will expire April 17, 2026 and contain both call and cashless exercise provisions.

During the year ended December 31, 2022, we had the following activity:

●	On March 23, 2022, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase shares of our common stock, subject to the terms and conditions in the Purchase Agreement. We issued 6,181 shares of common stock (valued at $450,000) to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement and agreed to reimburse Lincoln Park $25,000 for fees incurred in connection with the Purchase Agreement. Concurrent with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to take certain actions relating to the registration under the Securities Act of 1933, as amended, of the offer and sale of the shares of common stock available for issuance under the Purchase Agreement.

We have the right to present Lincoln Park with a purchase notice (a “Regular Purchase Notice”), directing Lincoln Park to purchase up to 1,250 shares of our common stock (the “Regular Purchase Amount”) provided that the closing sale price of the common stock on the purchase date is not below a threshold price of $1.00, set forth in the Purchase Agreement (a “Regular Purchase”). The Regular Purchase Amount may be increased to up to 3,750 shares if the closing sale price of our common stock on the applicable purchase date equals or exceeds certain higher threshold prices set forth in the Purchase Agreement. If the share price of the Regular Purchase Amount is less than $120.00 per share of common stock, we can sell additional shares (defined in the Purchase Agreement as the “Alternate Adjusted Regular Purchase Share Limit”) up to $150,000, subject to the Exchange Cap limitation (defined below). We and Lincoln Park may mutually agree to increase the Regular Purchase Amount with respect to any Regular Purchase under the Purchase Agreement, provided that Lincoln Park’s maximum committed purchase obligation under any single Regular Purchase shall not exceed $1,250,000. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement. The purchase price per share for each Regular Purchase will be based on prevailing market prices of the common stock immediately preceding the time of sale as computed in accordance with the terms set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of common stock under the Purchase Agreement. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

The aggregate number of shares that we can issue to Lincoln Park under the Purchase Agreement may not exceed 157,122 shares (subject to proportional adjustments for stock splits, reverse stock splits and similar events as described above), which is equal to 19.99% of the outstanding shares of common stock immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all sales of shares of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (i) the Nasdaq official closing price immediately preceding the execution of the Purchase Agreement or (ii) the arithmetic average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the Purchase Agreement, plus an incremental amount to take into account the issuance of the commitment shares to Lincoln Park under the Purchase Agreement, such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock.

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

●	We issued 5,000 shares to Elion for the second milestone payment.

●	Also, during the year ended December 31, 2022, 1,809 vested RSAs and RSUs were forfeited to pay federal, state and local income taxes and an additional 911 unvested RSAs were forfeited when one of our directors did not seek reelection.

Treasury Stock - Repurchase of Shares from Aposense, Ltd.

On March 29, 2022, we purchased 5,000 shares of our common stock from Aposense Ltd. for $300,000 in a private transaction and are holding these shares as treasury stock until they are reissued or retired at the discretion of our Board of Directors.

Note 5 – Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss by the weighted average common stock outstanding (which excludes unvested RSAs) and vested, but unissued RSUs. Diluted net loss per share is computed by dividing net loss by the diluted weighted average common stock outstanding, which includes potentially dilutive effect of stock options, unvested RSAs, unvested RSUs and warrants. The treasury-stock method is used to determine the dilutive effect of our stock options and warrants grants. Since we experienced a loss for both periods presented, basic and diluted net loss per share are the same and, as they would have an anti-dilutive impact on diluted net loss per share, any dilutive common shares outstanding were excluded from the computation shown below.

The computation of net loss per share for the year ended December 31, 2023 and 2022 was as follows:

	2023	2022
Basic and diluted net loss per share:
Net loss available to common shareholders	$(11,121,520)	$(27,424,229)
Weighted-average number of common shares-basic and diluted	1,311,572	805,477

Basic and diluted net loss per share	$(8.48)	$(34.05)

	2023	2022
Weighted-average number of common shares outstanding – basic and diluted	1,186,952	786,461
Weighted-average number of vested RSUs– basic and diluted	124,619	19,016
Weighted-average number of common shares-basic and diluted	1,311,572	805,477

As described in Note 3, we issued various equity instruments during the years ended December 31, 2023 and 2022 which impact our EPS calculation. All granted RSAs are considered issued and outstanding for purposes of our financial statements. Unvested RSAs are included as dilutive securities, but are excluded from our denominator of basic EPS. At December 31, 2023 and 2022, 1,250 and 3,095 RSAs, respectively, were not vested and were excluded from the EPS calculation. Vested RSUs are included in our computation of the weighted average shares for basic EPS and unvested RSUs are included as dilutive securities. At December 31, 2023 and 2022, 107,577 and 102,623 unvested RSUs were excluded from the EPS calculation.

The outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods presented below:

	2023	2022
Stock options, unvested RSAs, unvested RSUs and purchase warrants	296,326	128,943

Note 6 – Leases

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

Lease costs included in our consolidated statements of operations totaled $97,000 for the years ended December 31, 2023 and 2022. The weighted average remaining lease terms and discount rate for our operating leases at December 31, 2023 were as follows:

Remaining lease term (years) for our office lease	1.8
Remaining lease term (years) for our equipment lease	0.3
Weighted average remaining lease term (years) for our facility and equipment leases	1.7
Weighted average discount rate for our facility and equipment leases	8.0%

Annual lease liabilities for all operating leases were as follows as of December 31, 2023:

2024	$92,389
2025	70,040
Total lease payments	162,429
Less: Interest	(11,875)
Present value of lease liabilities	150,554
Less: current maturities	(83,649)
Non-current lease liability	$66,905

Note 7 – License Agreements

Elion Oncology, Inc.

On August 23, 2020, we entered into a condition precedent License Agreement with Elion Oncology (“Elion License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally. As part of the Elion License Agreement, we agreed to issue to Elion 5,000 shares of our common stock on each of the first and second anniversary dates of the Elion License Agreement. As additional consideration, we will pay Elion development and regulatory milestone payments (a portion of which are payable in shares of our common stock and a portion of which are payable in cash) upon the achievement of certain milestones, which include FDA or other regulatory approval and dosing a patient. In addition, we must pay Elion one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Elion based on any sub-license agreement we may enter.

On May 17, 2022, we amended the third Milestone Event of Section 6.4 of our License Agreement with Elion Oncology, Inc. changing the third Milestone Event from “1st Patient in Dose Confirmation Study” to (a) determination of the maximum tolerated dose (MTD) or (b) determination of the recommended Phase 2 Dose. Prior to this amendment, the third milestone was not considered probable since it was unknown when, or if a dose confirmation study was going to be conducted. As a result of the modification, we consider it probable that the recommended Phase 2 dosage regimen could be determined in connection with our current Phase 1B trial for NGC-Cap. We recorded an expense and related liability of $189,000 representing the value of the shares we anticipate issuing to Elion at the fair value on the date of modification. No other terms or conditions of the License Agreement were modified. We determined the dosage for our Phase 2 study on January 25, 2024 and issued 5,000 shares of our common stock for meeting this milestone.

We are required to use commercially reasonable efforts, at our sole cost and expense to research, develop and commercialize products in one or more countries, including dosing a first patient with a product in a Phase 2 or 3 clinical trial within 48 months from when we entered into the License Agreement. We are currently on track to dose our first patient in a Phase 2 clinical trial on or before October 2, 2024. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 90-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

Ocuphire Pharma, Inc.

On June 16, 2021, we executed a License Agreement with Ocuphire Pharma, Inc. (“Ocuphire Agreement”) under which we received a license to research, develop and commercialize PCS3117 globally, excluding the Republic of Singapore, China, Hong Kong, Macau and Taiwan. As consideration for the Ocuphire Agreement, we issued 2,235 shares of our common stock to Ocuphire, a cash payment of $200,000 and assumed $66,583 in certain liabilities. Additional consideration includes future development and regulatory milestones payments to Ocuphire upon our achievement of certain defined clinical milestones, such as dosing a patient in pivotal trials and receiving marketing authorization by a regulatory authority in the United States or another country. In addition, we are required to pay Ocuphire one-time sales milestone payments based on the achievement during a calendar year of the highest annual Net Sales for products made and pay royalties based on annual Net Sales, as defined in the Ocuphire Agreement.

We are required to use commercially reasonable efforts, at our sole cost and expense to oversee such commercialization efforts, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of: (i) first patient administered drug in a Clinical Trial of a Product prior to June 16, 2024 and (ii) first patient administered drug in a Pivotal Clinical Trial of a Product or first patient administered drug in a Clinical Trial for a Second Indication of a Product prior to June 16, 2026. We are currently in discussions with Ocuphire to extend these deadlines. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 120-day opportunity to cure such breach.

Aposense, Ltd.

On May 24, 2020, we entered into a condition precedent License Agreement with Aposense, Ltd. (“Aposense License Agreement”), pursuant to which we were granted Aposense’s patent rights and Know-How to develop and commercialize their next generation irinotecan cancer drug, PCS11T. The Aposense License Agreement provides us with an exclusive worldwide license (excluding China), to research, develop and commercialize products comprising or containing PCS11T. The license grant was conditioned on the following being satisfied within nine months of May 24, 2020 (or the Aposense License Agreement shall terminate): (i) our closing of an equity financing and successful up-listing to Nasdaq and (ii) Aposense obtaining the approval of the Israel Innovation Authority for the consummation of the transactions contemplated by the Aposense License Agreement.

On October 6, 2020, all conditions were satisfied, resulting in the addition of PCS11T to our portfolio, and we issued 31,250 shares of our common stock to Aposense. As additional consideration, we will pay Aposense development and regulatory milestone payments (up to $3.0 million per milestone) upon the achievement of certain milestones, which primarily consist of having a drug indication approved by a regulatory authority in the United States or another country. In addition, we will pay Aposense one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any sales milestone payments or royalties we receive with Aposense based on any sub-license agreement we may enter.

Yuhan Corporation

On August 19, 2020, we entered into a License Agreement with Yuhan Corporation (“Yuhan License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS12852 globally, excluding South Korea. As consideration for the Yuhan License Agreement and related Share Issuance Agreement, we issued to Yuhan 25,000 shares of common stock. As additional consideration, we will pay Yuhan development and regulatory milestone payments (a portion of which are payable in shares of our common stock based on the volume weighted average trading price during the period prior to such achievement and a portion of which are payable in cash) upon the achievement of certain milestones, based on a Yuhan affiliate purchasing 37,500 shares of common stock for $3,000,000 in our October 2020 underwritten public offering. The milestones primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, we must pay Yuhan one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Yuhan based on any sub-license agreement we may enter.

We are required to use commercially reasonable efforts, at our sole cost and expense, in conjunction with a joint Processa-Yuhan Board to oversee such commercialization efforts, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that consist of: (i) preparing a first draft of the product development plan within 90 days; (ii) requesting an FDA pre-IND meeting for a product within 6 months; (iii) dosing a first patient in a Phase 2A clinical trial with a product within 24 months; and (iv) dosing a first patient with a product in a Phase 2B clinical trial, Phase 3 clinical trial or other pivotal clinical trial with a product by August 19, 2024. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 60-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

CoNCERT Pharmaceuticals, Inc.

On March 19, 2018, Promet, Processa and CoNCERT amended the CoNCERT Agreement executed in October 2017. The Amendment assigned the CONCERT Agreement to us and we exercised the exclusive option for the PCS499 compound in exchange for CoNCERT receiving, in part, $8.0 million of our common stock that was held by Promet (14,931 shares), for the benefit of Processa in satisfaction of the obligation due for the exclusive license for PCS499 acquired by us. Promet contributed the payment of the obligation due for the exclusive license to us without consideration paid to them. As a result of the transaction, we recognized an exclusive license intangible asset with a fair value of $8.0 million and an offsetting increase in additional paid-in capital resulting from the exchange. We fully impaired the intangible asset in 2022.

We are required to pay CoNCERT royalties, on a product–by-product basis, on future worldwide net sales, or pay a percentage of any sublicense revenue, as described in the License Agreement with CoNCERT.

Note 8 - Intangible Assets

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

Intangible assets at December 31, 2023 and 2022 consisted of the following:

	2023	2022
Gross intangible assets	$-	$11,059,429
Less: accumulated amortization	-	(3,791,286)
Less: impairment of intangible asset	-	(7,268,143)
Total intangible assets, net	$-	$-

Amortization expense was $788,495 for the year ended December 31, 2022 and is included within research and development expense in the accompanying consolidated statements of operations. We did not have a similar expense during the year ended December 31, 2023. At December 31, 2022, following the difficulty we experienced to enroll patients in our Phase 2B clinical trial in PCS499, we terminated the trial for uNL. We recognized an impairment for remaining book value of the intangible asset of $7.3 million, thereby reducing the value of our intangible asset to zero. Our assessment was based on the uncertainty of determining whether we will be able to out-license PCS499 or enter a partnering/collaborating arrangement for its future development. We believe the rarity of the disease, along with other factors, makes enrollment not feasible for us due to time and cost constraints.

Note 9 - Income Taxes

We have incurred net operating losses since inception. At December 31, 2023 and 2022, we had available federal and state net operating loss carryforwards of $28.6 and $24.0 million, respectively. The federal net operating losses generated in 2018 and later of $29.3 million will carry forward indefinitely. Net operating losses generated prior to 2018 will expire 2037. We have not recognized any deferred tax assets related to the federal orphan drug or other research and development tax credits as of December 31, 2023 or 2022. The federal research and development tax credits have a 20-year carryforward period.

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of our net operating loss carryforwards could be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. We have not completed a Sec. 382 study and as such our net operating loss carryforwards may be subject to such limitation.

A reconciliation of our effective income tax rate and statutory income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.00%	21.00%
State tax rate, net	5.77%	5.72%
Permanent differences	(0.25)%	(0.55)%
Federal orphan drug tax credit	1.41%	0.93%
Deferred tax asset valuation allowance	(27.93)%	(27.10)%

Effective income tax rate	0.00%	0.00%

The significant components of our deferred tax assets and liabilities for Federal and state income taxes consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Non-current:
Net operating loss carry forward – Federal	$6,012,941	$5,048,175
Net operating loss carry forward – State	1,672,436	1,431,839
Stock compensation expense	3,453,799	2,590,890
Depreciation and other	999	976
Purchased in-process R&D	2,500,562	2,494,829
Federal orphan drug credits	1,202,955	1,046,539
Capitalized research and development costs	2,795,379	1,929,462
Start-up expenditures and amortization	-	-
Total non-current deferred tax assets	17,639,071	14,542,710
Valuation allowance for deferred tax assets	(17,639,071)	(14,542,710)
Total deferred tax assets	-	-

Deferred Tax Liabilities:
Non-current:
Intangible asset	-	-
Total non-current deferred tax liabilities	-	-

Total deferred tax asset (liability)	$-	$-

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five or fifteen years pursuant to IRC Section 174. During 2023 and 2022, for income tax purposes, we capitalized approximately $3.2 million and $7.2 million of research and development expenditures, net of amortization of these costs in each year.

In 2022, as part of an evaluation of our tax attributes, we recharacterized approximately $7.4 million of startup costs previously capitalized as an IRC Section 195 asset as net operating losses. The recharacterization has no impact on total deferred tax assets since we had previously and will continue to provide a full valuation allowance on our unutilized net deferred tax assets.

The valuation allowance generally reflects limitations on our ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. We assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighing of the objectively verifiable negative evidence primarily in the form of cumulative operating losses, we believe that it is not more-likely-than-not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased by $3.1 million and $7.4 million for the years ended December 31, 2023 and 2022, respectively.

We recognize potential liabilities for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. We have not recorded any uncertain tax positions. As of December 31, 2023 and 2022, we had no accrued penalties or interest related to uncertain tax positions.

We file U.S. Federal income tax returns, as well as state tax returns for California, Florida and Maryland. There are currently no income tax examinations underway for these jurisdictions. However, tax years from and including 2017 remain open for examination by federal and state income tax authorities.

Note 10 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses in our consolidated statements of operations. We recorded $112,000 and $124,000 in reimbursements during the years ended December 31, 2023 and 2022, respectively. No amounts were due from CorLyst at December 31, 2023 or 2022. Our President, Research and Development is the CEO of CorLyst, and CorLyst is a shareholder.

Note 11 – Commitments and Contingencies

Purchase Obligations

We enter contracts in the normal course of business with contract research organizations and subcontractors to further develop our products. The contracts are cancellable, with varying provisions regarding termination. If we terminated a cancellable contract with a specific vendor, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. As of December 31, 2023, we are contractually obligated to pay up to approximately $1.4 million for future services under the agreement with the CRO for our clinical trial in NGC-Cap. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

Note 12 – Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at December 31, 2023, exceeded FDIC limits.

Note 13 – Subsequent Events

On January 30, 2024, we sold, pursuant to securities purchase agreements (the “Purchase Agreement”), 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock (the “Pre-Funded Warrants”), and warrants to purchase up to 1,555,555 shares of our common stock (the “Common Warrants’) pursuant to a public offering (the “Offering”). The Common Warrants have an exercise price of $4.50, are immediately exercisable and will remain exercisable until the date that is five years after their original issuance. The Shares were offered at a combined public offering price of $4.50 per share and accompanying Common Warrant and $4.4999 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 and were exercised in full simultaneously with the closing of the Offering in exchange for 1,079,555 shares of our common stock. Gross proceeds in connection with the Offering were $7.0 million. We received $6.3 million in net proceeds from the Offering, after deducting the fees of the placement agent and other offering-related expenses. We also issued to the placement agent warrants to purchase 62,222 shares of common stock, exercisable at $5.625 per share that expire on February 1, 2027.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2023, an evaluation was performed by management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 of Form 10-K will be in our 2024 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) is incorporated herein by reference to our 2024 Proxy Statement. The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description of the Exhibit

1.1	Equity Distribution Agreement, dated August 20, 2021, by and among Processa Pharmaceuticals, Inc. and Oppenheimer & Co. Inc (incorporated by reference to Form 8-K filed on August 20, 2021)
3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 17, 2020)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1.1 to Form S-1 filed on September 17, 2020)
3.1.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated August 8, 2019 (incorporated by reference to Exhibit 3 to Form 10-Q filed on August 14, 2019)
3.1.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020 (incorporated by reference to Exhibit 3.1.4 to Form S-1 filed on September 17, 2020)
3.1.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated January 1, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 6, 2022)
3.1.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 29, 2023)
3.1.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1.6 to Form S-1/A filed on January 22, 2024)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1 filed on September 17, 2020)
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 2020)
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to Exhibit 8-K Filed on January 30, 2024)
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 30, 2024)
4.4*	Warrant issued to Spartan Capital, Inc.
4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on September 17, 2020)
10.2	License Option Agreement with CoNCERT (incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 2020)

10.3	Amendment to License Agreement and Securities Purchase Agreement with CoNCERT Pharmaceuticals (incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 2020)
10.4+	Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 17, 2020)
10.5	License Agreement with Aposense, Ltd. dated May 24, 2020 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 17, 2020)
10.6	License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 17, 2020)
10.7	License Agreement with Elion Oncology, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 17, 2020)
10.8	Addendum No. 1 to the Aposense Ltd. License Agreement (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 25, 2021)
10.9	License Agreement with Ocuphire Pharma, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 17, 2021)
10.10	Purchase Agreement, dated March 23, 2022, between Processa Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 24, 2022)
10.11	Registration Rights Agreement, dated March 23, 2022, by and between Processa Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 24, 2022)
10.12	First Amendment to Consulting Agreement with Spartan Capital Securities, LLC (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 30, 2023)
10.13	Form of Securities Purchase Agreement, dated February 9, 2023, by and between Processa Pharmaceuticals, Inc. and each of the Investors (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 13, 2023)
10.14	Form of Securities Purchase Agreement, dated January 26, 2024, by and between Processa Pharmaceuticals, Inc. and each of the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 30, 2024
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm, BD & Co. Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Processa Pharmaceuticals, Inc. Restatement Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ George Ng
George Ng
Chief Executive Officer (Principal Executive Officer)
Dated:	March 29, 2024

By:	/s/ James Stanker
James Stanker
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ George Ng	Chief Executive Officer	March 29, 2024
George Ng

/s/ James Stanker	Chief Financial Officer	March 29, 2024
James Stanker

/s/ David Young	President of Research and Development and Director	March 29, 2024
David Young

/s/ Khoso Baluch	Director	March 29, 2024
Khoso Baluch

/s/ James Neal	Director	March 29, 2024
James Neal

/s/ Geraldine Pannu	Director	March 29, 2024
Geraldine Pannu

/s/ Justin Yorke	Director	March 29, 2024
Justin Yorke

