Form 10-Q
period 2024-03-31
Processa Pharmaceuticals, Inc.
filed 2024-05-10
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of outstanding shares of the registrant’s common stock at May 10, 2024 was 2,858,007.

PROCESSA PHARMACEUTICALS, INC.

Part I: Financial Information

Item 1: Financial Statements

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$8,920,363	$4,706,197
Due from related parties	22,295	-
Prepaid expenses and other	857,635	926,300
Total Current Assets	9,800,293	5,632,497

Property and Equipment, net	2,415	2,554

Other Assets
Lease right-of-use assets, net of accumulated amortization	136,489	146,057
Security deposit	5,535	5,535
Total Other Assets	142,024	151,592
Total Assets	$9,944,732	$5,786,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of lease liabilities	$89,680	$83,649
Accounts payable	455,368	311,617
Due to licensor	-	189,000
Due to related parties	-	39
Accrued expenses	465,618	146,274
Total Current Liabilities	1,010,666	730,579
Non-current Liabilities
Non-current lease liabilities	50,700	66,905
Total Liabilities	1,061,366	797,484

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 100,000,000 shares authorized: 2,860,981 issued and 2,855,981 outstanding at March 31, 2024 and 1,291,000 issued and 1,286,000 outstanding at December 31, 2023	286	129
Additional paid-in capital	87,278,542	80,658,111
Treasury stock at cost — 5,000 shares at March 31, 2024 and December 31, 2023	(300,000)	(300,000)
Accumulated deficit	(78,095,462)	(75,369,081)
Total Stockholders’ Equity	8,883,366	4,989,159
Total Liabilities and Stockholders’ Equity	$9,944,732	$5,786,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2024	2023
Operating Expenses
Research and development expenses	$1,539,070	$1,627,480
General and administrative expenses	1,270,528	2,478,055

Operating Loss	(2,809,598)	(4,105,535)

Other Income (Expense), net	83,217	83,462

Net Loss	$(2,726,381)	$(4,022,073)

Net Loss Per Common Share - Basic and Diluted	$(1.11)	$(3.53)

Weighted Average Common Shares Used to Compute Net Loss Per Common Shares - Basic and Diluted	2,466,523	1,138,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	806,774	$80	$72,018,222	(5,000)	$(300,000)	$(64,247,561)	$7,470,741
Stock-based compensation	3,195	1	341,503	-	-	-	341,504
Shares issued in connection with capital raises, net of transaction costs	421,611	42	6,352,035	-	-	-	6,352,077
Net loss	-	-	-	-	-	(4,022,073)	(4,022,073)
Balance, March 31, 2023	1,231,580	$123	$78,711,760	(5,000)	$(300,000)	$(68,269,634)	$10,142,249

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	1,291,000	$129	$80,658,111	(5,000)	$(300,000)	$(75,369,081)	$4,989,159
Stock-based compensation	13,176	1	167,642	-	-	-	167,643
Shares issued in connection with capital raise, net of transaction costs	1,555,555	156	6,282,274	-	-	-	6,282,430
Shares issued in connection with license agreement	5,000	1	188,999	-	-	-	189,000
Settlement of stock award	-	-	(8,561)	-	-	-	(8,561)
Shares withheld to pay income taxes on stock-based compensation	(3,750)	(1)	(9,923)	-	-	-	(9,924)
Net loss	-	-	-	-	-	(2,726,381)	(2,726,381)
Balance, March 31, 2024	2,860,981	$286	$87,278,542	(5,000)	$(300,000)	$(78,095,462)	$8,883,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(2,726,381)	$(4,022,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	139	-
Non-cash lease expense for right-of-use assets	21,372	19,800
Stock-based compensation	167,643	341,504
Recording of warrant to be issued to purchase 158,007 shares of common stock in connection with a consulting agreement	-	1,310,875

Net changes in operating assets and liabilities:
Prepaid expenses and other	68,665	405,615
Operating lease liability	(21,083)	(18,926)
Accounts payable	143,751	(10,839)
Due (from) related parties	(22,334)	(51)
Accrued expenses	319,344	(139,975)
Net cash used in operating activities	(2,048,884)	(2,114,070)

Cash Flows From Financing Activities
Net proceeds from issuance of stock	6,282,430	6,352,077
Shares withheld to pay taxes on stock-based compensation	(9,924)	-
Settlement of stock award	(8,561)	-
Payment of finance lease obligation	(895)	-
Net cash provided by financing activities	6,263,050	6,352,077

Net Increase in Cash	4,214,166	4,238,007
Cash and Cash Equivalents – Beginning of Period	4,706,197	6,503,595
Cash and Cash Equivalents – End of Period	$8,920,363	$10,741,602

Non-Cash Financing Activities
Issuance of 5,000 shares of common stock in connection with a licensing agreement which had previously been recorded as a due to licensor	$189,000	$-

Right-of-use asset	$11,804	$-
Financing lease liability	(11,804)	-
Net	$-	$-

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

On January 22, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended with the Secretary of State of Delaware that effected a 1-for-20 reverse stock split of our common stock, par value $0.0001 per share (the “Reverse Stock Split”). Pursuant to the Certificate of Amendment, our issued common stock decreased from 24,706,474 shares to 1,291,000 shares and our outstanding common stock decreased from 24,606,474 to 1,286,000. The Reverse Stock Split did not affect our authorized common stock of 100,000,000 shares or our common stock par value. All shares of common stock, including common stock underlying warrants, stock options, restricted stock awards and restricted stock units, as well as exercise prices and per share information in these condensed consolidated financial statements give retroactive effect to the Reverse Stock Split.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Liquidity

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred losses since inception, are currently devoting substantially all of our efforts toward research and development of our NGC drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $78.1 million at March 31, 2024. During the three months ended March 31, 2024, we generated a net loss of $2.7 million and used $2.0 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

We have financed our operations primarily through public equity issuances, including an offering we closed on January 30, 2024 where we sold 476,000 shares of our common stock, pre-funded warrants to purchase up to 1,079,555 shares of our common stock, and warrants for the purchase of up to 1,555,555 shares of our common stock for net proceeds of $6.3 million, after deducting placement agent fees and offering-related expenses. Simultaneously with the closing of the sale, the pre-funded warrants were exercised in exchange for 1,079,555 shares of our common stock. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

At March 31, 2024, we had cash and cash equivalents totaling $8.9 million which, based on our current business plans, we believe these funds will satisfy our capital needs into early 2025, including the beginning of our Phase 2 trial of NGC-Cap in breast cancer. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. At March 31, 2024 and December 31, 2023, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

Under ACS 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year-to-date ordinary operating tax basis loss before income taxes. Based on the projection, no current income tax benefit or expense is expected for 2024 and the foreseeable future since we expect to generate taxable net operating losses.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at March 31, 2024, exceeded FDIC limits.

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

Note 2 – Stockholders’ Equity

Preferred Stock

There were no issued or outstanding shares of preferred stock at either March 31, 2024 or December 31, 2023.

Common Stock

During the three months ended March 31, 2024, we issued the following shares of common stock.

●	On January 22, 2024, we issued 6,203 shares of common stock to five of our executive officers and one employee, net of 2,373 shares of common stock withheld for income taxes owed upon the distribution of the shares.

●	On January 25, 2024, we issued 5,000 shares of common stock to Elion Oncology, Inc. (“Elion”) in satisfaction of the third milestone event under a license agreement.

●	On January 30, 2024, we sold, pursuant to securities purchase agreements (the “Purchase Agreement”), 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock (the “Pre-Funded Warrants”), and warrants to purchase up to 1,555,555 shares of our common stock (the “Common Warrants’) pursuant to a public offering (the “Offering”). The Common Warrants have an exercise price of $4.50, are immediately exercisable and will remain exercisable until the date that is five years after their original issuance. The Shares were offered at a combined public offering price of $4.50 per share and accompanying Common Warrant and $4.4999 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 and were exercised in full simultaneously with the closing of the Offering in exchange for 1,079,555 shares of our common stock. Gross proceeds in connection with the Offering were $7.0 million. We received $6.3 million in net proceeds from the Offering, after deducting the fees of the placement agent and other offering-related expenses. We also issued to the placement agent warrants to purchase 62,222 shares of common stock, exercisable at $5.625 per share that expire on February 1, 2027.

●	On February 5, 2024, we issued 1,250 shares of common stock to a consultant in accordance with their consulting agreement.

●	On March 5, 2024, we issued 3,223 shares of common stock to a former employee, net of 1,377 shares of common stock withheld for income and FICA taxes owed upon the distribution of the shares.

During the three months ended March 31, 2023, we issued 421,611 shares of our common stock through several fundraising efforts described below:

●	ATM Offering – On February 5, 2023, in connection with our Registered Direct Offering discussed below, we terminated our ATM and suspended the Sales Agreement with Oppenheimer & Co. Inc., but we may reinstate it in the future. During the three months ended March 31, 2023, we sold 28,483 shares at an average price of $24.40 per share for aggregate gross proceeds of $693,000 (net proceeds of $672,000) prior to deducting sales commissions.

●	Lincoln Park Capital Fund, LLC Purchase Agreement – During the three months ended March 31, 2023, we sold 2,500 shares at an average price of $21.60 per share for aggregate gross proceeds of $54,000 under the purchase agreement with Lincoln Park.

●	Registered Direct Offering – On February 14, 2023, we closed a registered direct offering (the “Registered Direct Offering”) for the sale of 390,628 shares of common stock at a purchase price of $16.00 per share for gross proceeds of $6.3 million (net proceeds of $5.6 million).

We paid the placement agent, Spartan Capital Securities, LLC, (“Spartan”) a cash fee of 8.0% of the gross proceeds from the Registered Direct Offering, excluding proceeds received from our insiders, and reimbursed Spartan for legal fees of $60,000. The engagement agreement with Spartan required us to indemnify Spartan and certain of its affiliates against certain customary liabilities. On February 14, 2023, we amended the consulting agreement with Spartan originally entered into on August 24, 2022, extending the term of the consulting agreement until February 10, 2024. As compensation for services under the agreement, on April 17, 2023, we granted Spartan warrants to purchase 158,007 shares of our common stock with an exercise price of $20.40. The warrants expire on April 17, 2026 and contain both call and cashless exercise provisions.

Note 3 - Stock-based Compensation

On June 19, 2019, our stockholders approved, and we adopted, the Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan provides for the aggregate issuance of 300,000 shares of our common stock. At March 31, 2024, we have 35,508 shares available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the three month ended March 31, 2024 and 2023 as follows:

	2024	2023
Research and development	$31,121	$99,621
General and administrative	136,522	241,883
Total	$167,643	$341,504

Stock Options

No stock options to purchase shares of common stock were forfeited or expired during the three months ended March 31, 2024. At March 31, 2024, we had outstanding and exercisable options for the purchase of 6,992 shares with a weighted average exercise price of $364.72 and a weighted average remaining contractual life of 1.9 years. At March 31, 2024, we did not have any unrecognized stock-based compensation expense related to our granted stock options.

Restricted Stock Awards

During the three months ended March 31, 2024, we vested 1,250 Restricted Stock Awards (“RSAs”) with a weighted average grant-date fair value of $9.26 per share. We had no RSAs outstanding at March 31, 2024.

Restricted Stock Units

Activity with respect to our Restricted Stock Units (“RSUs”) during the three months ended March 31, 2024 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2024	222,722	$45.82
Granted	-	-
Forfeited	(7,290)	63.91
Issued	(9,426)	102.68
Outstanding at March 31, 2024	206,006	42.58
Vested and unissued	124,529	59.75

Unvested at March 31, 2024	81,477	$16.33

On January 1, 2024, we granted RSUs for the future issuance of no more than 39,202 shares of our common stock, contingent upon receiving shareholder approval to increase the number of shares available under our 2019 Omnibus Incentive Plan (“Incentive Plan”) at our annual shareholder meeting in June 2024. The number of shares to be issued under the RSUs will be based on the greater of: (i) $30.00 per share or (ii) the closing price per share on the day we receive shareholder approval to increase the number of shares available under the Incentive Plan.

At March 31, 2024, unrecognized stock-based compensation expense of $723,000 for RSUs (which excludes the above grant on January 1, 2024) is expected to be fully recognized over a weighted average period of 1.4 years. The unrecognized expense excludes $420,000 of expense related to certain grants of RSUs with performance milestones that are not probable of occurring at this time.

Holders of our vested RSUs will be issued shares of our common stock upon meeting the distribution restrictions contained in their Restricted Stock Unit Award Agreement. The distribution restrictions are different (longer) than the vesting schedule, imposing an additional restriction on the holder. Unlike RSAs, while certain employees may hold fully vested RSUs, the individual does not hold any shares or have any rights of a shareholder until the distribution restrictions are met. Upon distribution to the employee, each RSU converts into one share of our common stock. The RSUs contain dividend equivalent rights.

Warrants

During the three months ended March 31, 2024, other than warrants to purchase 1,617,777 shares of common stock as part of our public offering (see Note 2), we did not grant any warrants to purchase shares of our common stock and warrants to purchase 5,000 shares of common stock expired. We also repurchased a warrant issued to a consultant in 2023 for the purchase of 15,000 shares of our common stock in exchange for a payment of $10,000.

At March 31, 2024, we had outstanding stock purchase warrants for the purchase of 1,778,284 shares with a weighted average exercise price of $6.17 and a weighted average remaining contractual life of 4.5 years. All the outstanding stock purchase warrants are exercisable at March 31, 2024. We did not have any unrecognized stock-based compensation expense related to our granted stock purchase warrants at March 31, 2024.

Note 4 – Net Loss per Share of Common Stock

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding (which excludes unvested RSAs and includes vested RSUs) during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock (which includes the potentially dilutive effect of stock options, unvested RSAs, unvested RSUs and warrants) during the period. Since we experienced a net loss for both periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the three months ended March 31, 2024 and 2023 excludes the impact of potentially dilutive common shares since those shares would have an anti-dilutive effect on net loss per share.

The computation of net loss per share for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023
Basic and diluted net loss per share:
Net loss available to common stockholders	$(2,726,381)	$(4,022,073)
Weighted average number of common shares-basic and diluted	2,466,523	1,138,573

Basic and diluted net loss per share	$(1.11)	$(3.53)

	2024	2023
Weighted-average number of common shares outstanding – basic and diluted	2,331,867	1,010,410
Weighted-average number of vested RSUs– basic and diluted	134,657	128,164
Weighted-average number of common shares-basic and diluted	2,466,523	1,138,573

Our diluted net loss per share for the three months ended March 31, 2024 and 2023 excluded 1,866,753 and 236,496 of potentially dilutive common shares, respectively, related to outstanding stock options, warrants and unvested restricted stock since those shares would have had an anti-dilutive effect on net loss per share during the periods then ended.

Note 5 – Leases

We lease our office space under an operating lease agreement. This lease does not have significant rent escalation, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions. Our office space lease includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. We also lease office equipment under a financing lease. Our leases do not provide an implicit rate and, as such, we have used our incremental borrowing rate of 8% in determining the present value of the lease payments based on the information available at the lease commencement date.

Lease costs included in our condensed consolidated statements of operations totaled $22,461 for each of the three month periods ending March 31, 2024 and 2023. The weighted average remaining lease terms and discount rate for our operating leases were as follows at March 31, 2024:

Remaining lease term (years) for our facility lease	1.5
Remaining lease term (years) for our equipment lease	1.8
Weighted average discount rate for our facility and equipment leases	8.0%

Annual lease liabilities for the operating lease were as follows at March 31, 2024:

2024	$68,247
2025	70,040
Total lease payments	138,287
Less: Interest	(8,816)
Present value of lease liabilities	129,471
Less: current maturities	(84,878)
Non-current lease liability	$44,593

Annual lease liabilities for the financing lease were as follows at March 31, 2024:

2024	$4,849
2025	6,820
2026	488
Total lease payments	12,157
Less: Interest	(1,248)
Present value of lease liabilities	10,909
Less: current maturities	(4,802)
Non-current lease liability	$6,107

Note 6 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our condensed consolidated statement of operations. We recorded $23,000 and $30,000 of reimbursements during the three months ended March 31, 2024 and March 31, 2023, respectively. At March 31, 2024, $22,295 were due from CorLyst and no amounts were due at March 31, 2023. Our President, Research and Development is the CEO of CorLyst, and CorLyst is a shareholder.

Note 7 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations (CROs) and subcontractors to further develop our products. The contracts are cancelable, with varying provisions regarding termination. If we terminated a cancelable contract with a specific vendor, we would only be obligated for products or services that we received at the effective date of the termination and any applicable cancellation fees. At March 31, 2024, we are contractually obligated to pay up to $984,000 of future services under the agreements with the CROs. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our limited operating history, limited cash and history of losses; our ability to achieve profitability; our ability to obtain adequate financing to fund our business operations in the future; our ability to secure required FDA or other governmental approvals for our product candidates and the breadth of the indication sought; the impact of competitive or alternative products, technologies and pricing; whether we are successful in developing and commercializing our technology, including through licensing; the adequacy of protections afforded to us and/or our licensors by the anticipated patents that we own or license and the cost to us of maintaining, enforcing and defending those patents; our and our licensors’ ability to protect non-patented intellectual property rights; our exposure to and ability to defend third-party claims and challenges to our and our licensors’ anticipated patents and other intellectual property rights; and our ability to continue as a going concern. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

In an effort to better estimate the timeline of DPD inhibition and formation of new DPD, we modified the protocol for the Phase 1B trial and began enrolling patients in the amended Phase 1B trial in April 2022. On November 1, 2022, we announced that data from the Phase 1B trial identified multiple dosage regimens with potentially better safety and efficacy profiles than currently existing chemotherapy regimens. Since 5-FU exposure is dependent on both the PCS6422 regimen and the capecitabine regimen, safe regimens were identified as well as regimens that cause dose-limiting toxicities (“DLTs”). One of the early regimens in the Phase 1B trial did cause DLTs in two patients, one of whom died. No other DLTs were noted in the study. The Phase 1B trial has completed enrollment, the recommended Phase 2 dosage regimens have been determined and the Phase 2 study is being initiated. The Phase 2 trial will determine which regimens may provide an improved efficacy-safety profile over present therapy using the principles of the FDA’s Project Optimus initiative to help guide the design of the trial. This FDA initiative requires us to consider NGC regimens that are not at the maximum tolerated dose or exposure level.

Discussions with the FDA in March 2023 have clarified that the major goal for the next Phase 2 trial will be to evaluate and understand the dose- and exposure-response relationship for anti-tumor activity and safety. The specific dosage regimens for the trial have been defined from our ongoing Phase 1B trial. Cohort 3 in the Phase 1B trial, which dosed patients with PCS6422 in combination with capecitabine at 150 mg BID (twice a day), completed with no dose-limiting toxicities. Enrollment in Cohort 4 was expanded to include three additional patients to further evaluate the safety at this dose. No DLTs were observed in this cohort, but the safety evaluation suggested that doing at the higher Cohort 5 (300 mg BID) would result in increased safety concerns and the Cohort 4 dose would be the maximum dose evaluated. The study is ongoing for patients who continue to receive clinical benefit from NGC-Cap.

Following the FDA meeting on December 11, 2023, we have decided the next NGC-Cap trial would be a Phase 2 trial in breast cancer. This decision was supported through discussions with the FDA where we agreed with the FDA that the development of NGC-Cap in breast cancer would be a more efficient development program than metastatic colorectal cancer and improve the likelihood of FDA approval. The FDA has agreed that the data generated from past and existing studies could be used to directly support the Phase 2 trial in breast cancer. Capecitabine is already approved as both monotherapy and combination therapy in breast cancer, which contributes to the logic and efficiency of our current direction. In addition, the FDA’s agreement that our present data would support a Phase 2 trial in breast cancer makes the expansion seamless. The objective for the Phase 2 trial will be to provide safety-efficacy data to preliminarily demonstrate the benefit of NGC-Cap over capecitabine. Based on this expansion to breast cancer, we expanded our Oncology Advisory Board to include key breast cancer oncologists. We have already determined the Phase 2 study design and plan to use the funding from our January 2024 public offering to begin enrolling patients in the third quarter of 2024.

Our license agreement with Elion for NGC-Cap requires us to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that include dosing a first patient with a product in a Phase 2 or 3 clinical trial on or before October 2, 2024. We are currently conducting pre-trial activities and planning to dose the first patient in our Phase 2 trial before the conclusion of the third quarter of 2024 and ahead of the required diligence milestone.

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

We are focused on drug products that improve the survival and/or quality of life for patients by improving the safety and/or efficacy of the drug in a targeted patient population, while providing a more efficient and probable path to FDA approval and differentiating our drugs from those on the market or are currently being developed.

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

Other Drugs in Our Pipeline

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

Public Offering

On January 30, 2024, we raised gross proceeds of $7.0 million (net proceeds of $6.3 million) from the sale of 476,000 shares of our common stock, pre-funded warrants to purchase up to 1,079,555 shares of our common stock and warrants to purchase 1,555,555 shares of our common stock in a public offering, as described in Note 2. Simultaneously with the closing of the sale, the pre-funded warrants were exercised in exchange for 1,079,555 shares of our common stock. We plan to use the net proceeds from this financing for continued research and development for NCG-Cap, and working capital and general corporate purposes.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our net loss during the periods indicated:

	Three months ended
	March 31,
	2024	2023	Change
Operating Expenses
Research and development expenses	$1,539,070	$1,627,480	$(88,410)
General and administrative expenses	1,270,528	2,478,055	(1,207,527)

Operating Loss	(2,809,598)	(4,105,535)

Other Income (Expense), net	83,217	83,462	(245)

Net Loss	$(2,726,381)	$(4,022,073)

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

During the three months ended March 31, 2024, our research and development expenses decreased by $88,410 to $1,539,070 from $1,627,480 for the three months ended March 31, 2023. Costs for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023
Research and development salaries and benefits	$507,790	$518,803
Preclinical, clinical trial and other costs	1,031,280	1,108,677
Total	$1,539,070	$1,627,480

The decrease in research and development expenses was primarily due to a decrease in preclinical, clinical trial and other costs during the three months ended March 31, 2024 when compared to the same period in 2023. This decrease was attributable to having only one open clinical trial for NGC-Cap in 2024. During the same period in 2023, in addition to clinical trial costs for NGC-Cap, we also were incurring closing costs in our clinical trial for PCS12852 and PCS499.

As we continue our Phase 1B clinical trial for NGC-Cap and begin our Phase 2 trial for NGC-Cap, we anticipate our research and development costs will increase. We will also continue incurring nominal costs for NGC-Gem as we prepare to meet with the FDA to discuss potential study designs and for NGC-Iri should we decide to conduct IND-enabling and toxicology studies.

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

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2024 decreased by $1,207,527 to $1,270,528 from $2,478,055 for the three months ended March 31, 2023. This decrease was due primarily as a result of a non-recurring expense that was incurred during 2023 in connection with the stock purchase warrant granted to Spartan, which had a fair value of $1,310,875, under the amended consulting agreement (see Note 2 to the condensed consolidated financial statements); and a decrease in employee stock-based compensation of $132,000 since our 2024 stock grant is contingent on receiving shareholder approval to increase the number of shares available for issuance under our Incentive Plan. The decreases were offset by an increase in professional fees by $48,000; a net $19,000 increase in various office expenses; and $162,000 increase in salaries and other payroll-related costs from increased salary rates, primarily paid to our executive officers. We also received $7,000 less in reimbursements from CorLyst during the three months ended March 31, 2024 when compared to the same period in 2023.

Other Income

Other income represents interest income of $83,217 and $83,462 for the three months ended March 31, 2024 and 2023, respectively.

Income Tax Benefit

We did not recognize any income tax benefit for the three months ended March 31, 2024 or 2023.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(2,048,884)	$(2,114,070)
Financing activities	6,263,050	6,352,077
Net increase in cash	$4,214,166	$4,238,077

Net cash used in operating activities

We used net cash in our operating activities of $2,048,884 and $2,144,070 during the three months ended March 31, 2024 and 2023, respectively. The decrease in cash used in operating activities during the first quarter of 2024 compared to the same period in 2023 of $65,184 was primarily related to decreased operating costs in the first quarter of 2024.

As we continue our development of NGC-Cap and evaluate the other NGC drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. As we begin our Phase 2 clinical trial for NGC-Cap in 2024, we anticipate our clinical trial costs will increase when compared to prior periods since our current activities are related primarily to the completion of our Phase 1b trial for NGC-Cap.

Net cash provided by financing activities

During the three months ended March 31, 2024, we sold 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock, all of which were exercised into shares of our common stock, and warrants to purchase up to 1,555,555 shares of our common stock pursuant to a public offering for net proceeds of $6.3 million. We also used cash classified as financing activities of $9,924 to pay income taxes owed on stock-based compensation, $8,561 for the settlement of a stock award and $895 for payments owed under a financing lease obligation.

During the three months ended March 31, 2023, we raised net proceeds of $6.4 million from the sale of 421,611 shares of our common stock.

Liquidity

At March 31, 2024 we had cash and cash equivalents totaling $8.9 million which, based on our current business plans, we believe will satisfy our capital needs into early 2025. However, absent additional funding, our current cash and cash equivalents will not be sufficient to fund our planned operations for a period of one year or more after the date that these condensed consolidated financial statements were available to be issued based on the timing and amount of our projected net loss from continuing operations and the related amount of cash to be used in operating activities during that period of time. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

We have incurred losses since inception, currently devoting substantially all of our efforts toward research and development of our next generation chemotherapy drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $78.1 million at March 31, 2024. During the three months ended March 31, 2024, we generated a net loss of $2.7 million and used $2.0 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

We have financed our operations primarily through public equity issuances, including an offering we closed on January 30, 2024 in which we sold 476,000 shares of our common stock, pre-funded warrants to purchase up to 1,079,555 shares of our common stock, and warrants for the purchase of up to 1,555,555 shares of our common stock for net proceeds of $6.3 million, after deducting placement agent fees and offering-related expenses. Following closing of the sale, the pre-funded warrants were exercised in exchange for 1,079,555 shares of our common stock. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

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

Contractual Obligations and Commitments

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Off Balance Sheet Arrangements

At March 31, 2024, we did not have any off-balance sheet arrangements.

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

There have been no changes in our critical accounting policies from those included in our most recent Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

We have evaluated recently issued accounting pronouncements and determined that there is no material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not applicable to us as a smaller reporting company and has been omitted.

Item 4. Controls and Procedures

At March 31, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of the date of this report, to our knowledge, there are no legal proceedings or regulatory actions material to us to which we are a party, or have been a party to, or of which any of our property is or was the subject matter of, and no such proceedings or actions are known by us to be contemplated, except as provided below:

On May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between the Company and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated.

On May 10, 2024, the Company filed a complaint for declaratory judgment and other claims against Elion in New York State Court. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate.

Item 1A. Risk Factors

There have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, other than the addition of the following risk factor:

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

On May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between us and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated.

On May 10, 2024, the Company filed a complaint for declaratory judgment and other claims against Elion in New York State Court. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate.

If we are unsuccessful or are unable to enforce our rights under the license agreement, our business and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) As previously reported, on August 23, 2020, we entered into a condition precedent License Agreement with Elion (and as subsequently amended, the “Elion License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS6422 globally. The terms of the Elion License Agreement require us to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that include dosing a first patient with a product in a Phase 2 or 3 clinical trial on or before October 2, 2024. We are currently conducting pre-trial activities and planning to dose the first patient in our Phase 2 trial before the conclusion of the third quarter of 2024 and ahead of the required diligence milestone.

The foregoing summary of the Elion License Agreement is qualified in its entirety by reference to the full text of the Elion License Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 27, 2020, and is incorporated by reference herein.

On May 7, 2024, the Company received notification from Elion purporting to terminate the Elion License Agreement as a result of the Company’s alleged breach of the Elion License Agreement. The Company believes that Elion’s claims are without merit and disputes that the Elion License Agreement has been validly terminated.

On May 10, 2024, the Company filed a complaint for declaratory judgment and other claims against Elion in New York State Court. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate.

b) None.

c) During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to Exhibit 8-K Filed on January 30, 2024)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 30, 2024)
10.1	Form of Securities Purchase Agreement, dated January 26, 2024, by and between Processa Pharmaceuticals, Inc. and each of the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 30, 2024)
31.1*	Rule 153-14(a) Certification by Principal Executive Officer
31.2*	Rule 153-14(a) Certification by Principal Financial Officer
32.1*++	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	XBRL Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Dated: May 10, 2024

By:	/s/ James Stanker
James Stanker
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 10, 2024

