Form 10-Q
period 2024-06-30
Processa Pharmaceuticals, Inc.
filed 2024-08-13
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of outstanding shares of the registrant’s common stock at August 1, 2024 was 3,256,944.

PROCESSA PHARMACEUTICALS, INC.

Part I: Financial Information

Item 1: Financial Statements

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$5,571,120	$4,706,197
Prepaid expenses and other	1,906,854	926,300
Total Current Assets	7,477,974	5,632,497

Property and Equipment, net	2,276	2,554

Other Assets
Lease right-of-use assets, net of accumulated amortization	115,191	146,057
Security deposit	5,535	5,535
Total Other Assets	120,726	151,592
Total Assets	$7,600,976	$5,786,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of lease liabilities	$93,181	$83,649
Accounts payable	953,086	311,617
Due to licensor	-	189,000
Due to related parties	-	39
Accrued expenses	505,397	146,274
Total Current Liabilities	1,551,664	730,579
Non-current Liabilities
Non-current lease liabilities	25,648	66,905
Total Liabilities	1,577,312	797,484

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 100,000,000 shares authorized: 2,873,883 issued and 2,868,883 outstanding at June 30, 2024; and 1,291,000 issued and 1,286,000 outstanding at December 31, 2023	287	129
Additional paid-in capital	87,429,165	80,658,111
Treasury stock at cost — 5,000 shares at June 30, 2024 and December 31, 2023	(300,000)	(300,000)
Accumulated deficit	(81,105,788)	(75,369,081)
Total Stockholders’ Equity	6,023,664	4,989,159
Total Liabilities and Stockholders’ Equity	$7,600,976	$5,786,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Expenses
Research and development expenses	$1,730,444	$1,688,164	$3,269,555	$3,342,509
General and administrative expenses	1,351,580	1,026,301	2,622,067	3,477,490

Operating Loss	(3,082,024)	(2,714,465)	(5,891,622)	(6,819,999)

Other Income (Expense), net	71,698	101,900	154,915	185,361

Net Operating Loss Before Income Tax Benefit	(3,010,326)	(2,612,565)	(5,736,707)	(6,634,638)
Income Tax Benefit	-	-	-	-

Net Loss	$(3,010,326)	$(2,612,565)	$(5,736,707)	$(6,634,638)

Net Loss per Common Share - Basic and Diluted	$(1.01)	$(1.94)	$(2.11)	$(5.34)

Weighted Average Common Shares Used to Compute Net Loss Applicable to Common Shares - Basic and Diluted	2,983,283	1,346,808	2,724,903	1,243,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	806,774	$80	$72,018,222	(5,000)	$(300,000)	$(64,247,561)	$7,470,741
Stock-based compensation	3,195	1	341,503	-	-	-	341,504
Shares issued in connection with capital raises, net of transaction costs	421,611	42	6,352,035	-	-	-	6,352,077
Net loss	-	-	-	-	-	(4,022,073)	(4,022,073)
Balance, March 31, 2023	1,231,580	123	78,711,760	(5,000)	(300,000)	(68,269,634)	10,142,249
Stock-based compensation	-	-	319,123	-	-	-	319,123
Warrants issued in connection with a consulting agreement	-	-	1,310,875	-	-	-	1,310,875
Net loss	-	-	-	-	-	(2,612,565)	(2,612,565)
Balance, June 30, 2023	1,231,580	$123	$80,341,758	(5,000)	$(300,000)	$(70,882,199)	$9,159,682

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	1,291,000	$129	$80,658,111	(5,000)	$(300,000)	$(75,369,081)	$4,989,159
Stock-based compensation	13,176	1	167,642	-	-	-	167,643
Shares issued in connection with capital raise, net of transaction costs	1,555,555	156	6,282,274	-	-	-	6,282,430
Shares issued in connection with license agreement	5,000	1	188,999	-	-	-	189,000
Settlement of stock award	-	-	(8,561)	-	-	-	(8,561)
Shares withheld to pay income taxes on stock-based compensation	(3,750)	(1)	(9,923)	-	-	-	(9,924)
Net loss	-	-	-	-	-	(2,726,381)	(2,726,381)
Balance, March 31, 2024	2,860,981	286	87,278,542	(5,000)	(300,000)	(78,095,462)	8,883,366
Stock-based compensation	14,167	1	152,631	-	-	-	152,632
Shares withheld to pay income taxes on stock-based compensation	(1,265)	-	(2,008)	-	-	-	(2,008)
Net loss	-	-	-	-	-	(3,010,326)	(3,010,326)
Balance, June 30, 2024	2,873,883	$287	$87,429,165	(5,000)	$(300,000)	$(81,105,788)	$6,023,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(5,736,707)	$(6,634,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	278	-
Non-cash lease expense for right-of-use assets	42,670	39,982
Stock-based compensation	320,275	660,627
Warrant issued to purchase 158,007 shares of common stock in connection with a consulting agreement	-	1,310,875

Net changes in operating assets and liabilities:
Prepaid expenses and other	(980,554)	662,984
Operating lease liability	(41,228)	(38,233)
Accounts payable	641,469	(88,526)
Due to related parties	(39)	(51)
Accrued expenses	359,123	(91,559)
Net cash used in operating activities	(5,394,713)	(4,178,539)

Cash Flows From Financing Activities
Net proceeds from issuance of stock	6,282,430	6,352,077
Shares withheld to pay taxes on stock-based compensation	(11,932)	-
Settlement of stock award	(8,561)	-
Payment of finance lease obligation	(2,301)	-
Net cash provided by financing activities	6,259,636	6,352,077

Net Increase in Cash	864,923	2,173,538
Cash and Cash Equivalents – Beginning of Period	4,706,197	6,503,595
Cash and Cash Equivalents – End of Period	$5,571,120	$8,677,133

Non-Cash Financing Activities
Issuance of 5,000 shares of common stock in connection with a licensing agreement which had previously been recorded as a due to licensor	$189,000	$-

Right-of-use asset	$11,804	$-
Financing lease liability	(11,804)	-
Net	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

We are a clinical-stage biopharmaceutical company focused on incorporating our Regulatory Science Approach into the development of our Next Generation Chemotherapy (“NGC”) drugs to improve the safety and efficacy of cancer treatment. Our NGC drugs are modifications of existing FDA-approved oncology drugs resulting in an alteration of the metabolism and/or distribution in the body, while maintaining the well-established existing mechanisms of killing the cancer cells. By modifying the NGC drugs in this manner, we believe our three NGC treatments will provide improved safety-efficacy profiles when compared to their currently marketed counterparts.

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

Liquidity

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred losses since inception, are currently devoting substantially all of our efforts toward research and development of our NGC drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $81.1 million at June 30, 2024. During the six months ended June 30, 2024, we generated a net loss of $5.7 million and used $5.4 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

We have financed our operations primarily through public equity issuances, including an offering we closed on January 30, 2024, where we sold 476,000 shares of our common stock, pre-funded warrants to purchase up to 1,079,555 shares of our common stock, and warrants for the purchase of up to 1,555,555 shares of our common stock for net proceeds of $6.3 million, after deducting placement agent fees and offering-related expenses. Simultaneously with the closing of the sale, the pre-funded warrants were exercised in exchange for 1,079,555 shares of our common stock.

In May 2024, we filed with the SEC a registration statement on Form S-3 (Registration No. 333-279588) (the “Registration Statement”), including a base prospectus relating to the offering of up to $50,000,000 in the aggregate of the securities identified in the base prospectus from time to time in one or more offerings; and a prospectus supplement relating to the shares of our common stock that may be issued and sold under a sales agreement dated May 21, 2024 (the “Sales Agreement”) between us and A.G.P./Alliance Global Partners (the “Sales Agent”), through which we may issue and sell in a registered “at the market offering” shares of our common stock having an aggregate offering price of up to $2.4 million (subject to adjustment) from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time for continued research and development for our portfolio of drug candidates, especially our oncology products, and working capital and general corporate purposes. The shares under the ATM Offering will be sold and issued pursuant to the Registration Statement.

At June 30, 2024, we had cash and cash equivalents totaling $5.6 million which, based on our current business plans, we believe these funds will satisfy our operating needs into late 2024, including the beginning of our Phase 2 trial of NGC-Cap in breast cancer. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. At June 30, 2024 and December 31, 2023, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support its reversal.

Under ACS 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year-to-date ordinary operating tax basis loss before income taxes. Based on the projection, no current income tax benefit or expense is expected for 2024 and the foreseeable future since we expect to generate taxable net operating losses.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits. Total cash held by our banks at June 30, 2024, exceeded FDIC limits.

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

Note 2 – Stockholders’ Equity

Preferred Stock

There were no issued or outstanding shares of preferred stock at either June 30, 2024 or December 31, 2023.

Common Stock

During the six months ended June 30, 2024, we sold 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock (the “Pre-Funded Warrants”), and warrants to purchase up to 1,555,555 shares of our common stock (the “Common Warrants’) in a public offering (the “Offering”). The Common Warrants have an exercise price of $4.50, are immediately exercisable and expire on January 30, 2029. The shares of common stock were offered at a combined public offering price of $4.50 per share and accompanying Common Warrant and $4.4999 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 and were exercised in full simultaneously with the closing of the Offering in exchange for 1,079,555 shares of our common stock. Gross proceeds in connection with the Offering were $7.0 million. We received $6.3 million in net proceeds from the Offering, after deducting the fees of the placement agent and other offering-related expenses. We also issued to the placement agent warrants to purchase 62,222 shares of common stock, exercisable at $5.625 per share that expire on February 1, 2027.

During the six months ended June 30, 2024, we also issued: 5,000 shares of common stock to Elion Oncology, Inc. (“Elion”) in satisfaction of the third milestone event under the license agreement; 10,000 shares of common stock to a consultant in accordance with their consulting agreement; and 12,328 shares of common stock to certain employees and consultants, net of 5,015 shares of common stock withheld for income taxes owed upon distribution of the shares.

Note 3 - Stock-based Compensation

On June 19, 2019, our stockholders approved, and we adopted, the Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. On June 28, 2024, our shareholders approved an increase of shares available under the 2019 Plan, which now provides for the aggregate issuance of 800,000 shares of our common stock. At June 30, 2024, we have 503,129 shares available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$45,583	$102,678	$76,704	$209,526
General and administrative	107,049	216,445	243,571	451,101
Total	$152,632	$319,123	$320,275	$660,627

Stock Options

Stock options to purchase 4,245 shares of common stock with a weighted-average exercise price of $336.00 expired during the six months ended June 30, 2024. At June 30, 2024, we had outstanding and exercisable options for the purchase of 2,747 shares with a weighted average exercise price of $409.09 and a weighted average remaining contractual life of 4.2 years. At June 30, 2024, we did not have any unrecognized stock-based compensation expense related to our granted stock options.

Restricted Stock Awards

During the six months ended June 30, 2024, we vested 1,250 Restricted Stock Awards (“RSAs”) with a weighted average grant-date fair value of $9.26 per share. We had no RSAs outstanding at June 30, 2024.

Restricted Stock Units

Activity with respect to our Restricted Stock Units (“RSUs”) during the six months ended June 30, 2024 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2024	222,722	$45.82
Granted	39,202	2.24
Forfeited	(10,775)	58.37
Issued	(12,328)	99.86
Outstanding at June 30, 2024	238,821	35.31
Vested and unissued	143,793	50.71

Unvested at June 30, 2024	95,028	$12.00

On June 28, 2024, we granted RSUs for the future issuance of 39,202 shares of common stock to our employees which vest accordingly: RSUs for the future issuance of 14,969 shares of common stock vest on January 1, 2025; RSUs for the future issuance of 18,173 shares of common stock vest over a three-year period upon meeting service requirements; RSUs for the future issuance of 3,030 shares of common stock vested upon grant due to regaining Nasdaq compliance; and RSUs for the future issuance of 3,030 shares of common stock vest upon dosing the first patient in our Phase 2 study in NGC-Cap.

At June 30, 2024, unrecognized stock-based compensation expense of approximately $538,000 for RSUs is expected to be fully recognized over a weighted average period of 1.7 years. The unrecognized expense excludes approximately $420,000 of expense related to certain grants of RSUs with performance milestones that are not probable of occurring at this time.

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

Warrants

During the six months ended June 30, 2024, we did not grant any warrants to purchase shares of our common stock other than warrants to purchase 1,617,777 shares of common stock as part of the Offering (see Note 2). Warrants to purchase 5,000 shares of our common stock expired unexercised. We also repurchased a warrant issued to a consultant in 2023 for the purchase of 15,000 shares of our common stock in exchange for a payment of $10,000.

At June 30, 2024, we had outstanding stock purchase warrants for the purchase of an aggregate of 1,778,284 shares with a weighted average exercise price of $6.17 and a weighted average remaining contractual life of 4.3 years. All the outstanding stock purchase warrants are exercisable as of June 30, 2024. We did not have any unrecognized stock-based compensation expense related to our granted stock purchase warrants at June 30, 2024.

Note 4 – Net Loss per Share of Common Stock

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding (which excludes unvested RSAs and includes vested RSUs) during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock (which includes the potentially dilutive effect of stock options, unvested RSAs, unvested RSUs and warrants) during the period. Since we experienced a net loss for all periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the three and six months ended June 30, 2024 and 2023 excludes the impact of potentially dilutive common shares since those shares would have an anti-dilutive effect on net loss per share.

The computation of net loss per share for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per share:
Net loss available to common stockholders	$(3,010,326)	$(2,612,565)	$(5,736,707)	$(6,634,638)
Weighted average number of common shares-basic and diluted	2,983,283	1,346,808	2,724,903	1,243,475

Basic and diluted net loss per share	$(1.01)	$(1.94)	$(2.11)	$(5.34)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average number of common shares outstanding – basic and diluted	2,849,192	1,217,095	2,590,530	1,114,324
Weighted-average number of vested RSUs– basic and diluted	134,091	129,713	134,373	129,151
Weighted-average number of common shares-basic and diluted	2,983,283	1,346,808	2,724,903	1,243,475

Our diluted net loss per share for the three and six months ended June 30, 2024 and 2023 excluded 1,876,059 and 254,314 of potentially dilutive common shares, respectively, related to outstanding stock options, warrants and unvested restricted stock since those shares would have had an anti-dilutive effect on net loss per share during the periods then ended.

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

Lease costs included in our condensed consolidated statements of operations totaled approximately $23,000 and $24,000 for the three months ending June 30, 2024 and 2023, respectively, and approximately $45,000 and $49,000 for the six months ended June 30, 2024, and 2023, respectively. The weighted average remaining lease terms and discount rate for our leases were as follows at June 30, 2024:

Remaining lease term (years) for our facility lease	1.3
Remaining lease term (years) for our equipment lease	1.6
Weighted average discount rate for our facility and equipment leases	8.0%

Annual lease liabilities for the operating lease were as follows at June 30, 2024:

2024	$45,797
2025	70,040
Total lease payments	115,837
Less: Interest	(6,511)
Present value of lease liabilities	109,326
Less: current maturities	(87,495)
Non-current lease liability	$21,831

Annual lease liabilities for the financing lease were as follows at June 30, 2024:

2024	$3,232
2025	6,820
2026	488
Total lease payments	10,540
Less: Interest	(1,037)
Present value of lease liabilities	9,503
Less: current maturities	(5,686)
Non-current lease liability	$3,817

Note 6 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our condensed consolidated statement of operations. We recorded approximately $27,000 and $34,000 of reimbursements during the three months ended June 30, 2024 and 2023, respectively, and approximately $50,000 and $64,000 for the six months ended June 30, 2024 and 2023, respectively. No amounts were due from CorLyst at June 30, 2024 or 2023. Our President of Research and Development is the CEO of CorLyst, and CorLyst is a shareholder.

Note 7 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations (“CROs”) and subcontractors to further develop our products. The contracts are cancelable, with varying provisions regarding termination. If we terminated a cancelable contract with a specific vendor, we would only be obligated for products or services that we received at the effective date of the termination and any applicable cancellation fees. At June 30, 2024, we are contractually obligated to pay up to $14.3 million of future services under the agreements with the CROs. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

Note 8 – Subsequent Event

On July 16, 2024, Russell Skibsted was appointed as our Chief Financial Officer (“CFO”). Mr. Skibsted has nearly 30 years of experience in the pharmaceutical industry, including expertise in financial management, global business development, capital markets, investor relations and operations. In connection with his employment, Mr. Skibsted will be paid an annual base salary of $400,000 and will be eligible for a $50,000 base salary increase upon a cumulative (one or multiple) financing of at least $15 million that he leads and substantially participates in. He is also eligible to participate in an executive bonus pool with a target bonus of 35% of his base compensation. In addition, the Compensation Committee awarded 28,000 RSUs to Mr. Skibsted, which vest accordingly: 14,000 RSUs vest on July 16, 2025; 7,000 RSUs vest upon Processa reaching a market capitalization (i.e. total value of Processa’s outstanding shares of stock at the then current market price) of at least $30 million; and 7,000 RSUs vest upon a cumulative (one or multiple) financing of at least $15 million that he leads and substantially participates in. He will also be eligible for other benefits as described in his employment agreement.

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

Overview

We are a clinical-stage biopharmaceutical company focused on utilizing our Regulatory Science Approach, which includes the principles associated with FDA’s Project Optimus Oncology initiative and the related FDA Draft Guidance, in the development of Next Generation Chemotherapy (“NGC”) oncology drug products. Our mission is to provide better treatment options than those that presently exist by extending a patient’s survival and/or improving a patient’s quality of life. This is achieved by improving upon FDA-approved, widely used oncology drugs or the cancer-killing metabolites of these drugs by altering how they are metabolized and/or distributed in the body, including how they are distributed to the actual cancer cells.

Our Regulatory Science Approach was conceived in the early 1990s when the founders of Processa and other faculty at the University of Maryland worked with the FDA to develop multiple FDA Guidance Documents. Regulatory science is the science of developing new tools, standards, and approaches to assess the safety, efficacy, quality, and performance of all FDA-regulated products. Over the last 30 years, two of our founders, Dr. David Young and Dr. Sian Bigora, have expanded the original regulatory science concept by adding focused pre-clinical and clinical studies to justify the benefit-risk assessment required for FDA approval when designing the development programs of new drug products.

Our Regulatory Science Approach identifies the scientific information that the FDA requires to determine whether the benefit outweighs the risk of a drug in a specific population of patients and at a specific dosage regimen for a specific drug product. The studies are designed to obtain the necessary scientific information to support the regulatory decision.

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

Our strategic prioritization is to advance our pipeline of NGC proprietary small molecule oncology drugs. The NGC products are new chemical entities that change the metabolism, distribution and/or elimination of already FDA-approved cancer drugs, or their active metabolites, while maintaining the drug’s proven mechanism of action in killing cancer cells. We believe our NGC treatments will provide improved safety-efficacy profiles when compared to their currently marketed counterparts – capecitabine, gemcitabine, and irinotecan.

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

Next Generation Chemotherapy

Historically, much of oncology drug development has searched for novel or different ways to treat cancer. Our approach is to take three current FDA-approved cancer drugs, e.g. capecitabine, gemcitabine and irinotecan, and modify and improve how the human body metabolizes and/or distributes these NGC treatments compared to their presently approved counterpart chemotherapy drugs while maintaining the cancer-killing mechanism of action; thus, our reason for calling our drugs Next Generation Chemotherapy treatments. Part of the development includes determining the optimal dosage regimen based on the dose-response relationship as described in the FDA’s Project Optimus Initiative and Draft Optimal Dosage Regimen Oncology Guidance. To date, we have data that we believe suggests our NGC treatments are likely to have a better safety-efficacy profile than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also clearly differentiating our NGC treatments from the existing treatment. We believe our NGC treatments have the potential to extend the survival and/or quality of life for more patients diagnosed with cancer while decreasing the number of patients who are required to dose-adjust or discontinue treatment because of side effects or lack of response.

Next Generation Chemotherapy Pipeline

●	Next Generation Capecitabine (“NGC-Cap”) is a combination of PCS6422 and a lower dose of the FDA-approved cancer drug capecitabine. PCS6422 is an orally administered irreversible inhibitor of the enzyme dihydropyrimidine dehydrogenase (“DPD”). DPD metabolizes 5-Fluorouracil (“5-FU”), the major metabolite of capecitabine and widely used itself as an intravenous chemotherapeutic agent in many types of cancer, to multiple metabolites classified as catabolites. These catabolites do not have any cancer-killing properties but frequently cause dose-limiting side effects that may require dose adjustments or discontinuation of therapy.

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

The Phase 1B trial in patients with advanced refractory gastrointestinal tract tumors demonstrated that the irreversible inhibition of DPD by PCS6422 could alter the metabolism, distribution and elimination of 5-FU, making NGC-Cap significantly (up to 50 times) more potent than capecitabine alone and potentially leading to higher levels of anabolites which can kill replicating cancer and normal cells. By administering NGC-Cap to cancer patients, the balance between anabolites and catabolites changes depending on the dosage regimens of PCS6422 and capecitabine used, making the efficacy-safety profile of NGC-Cap different than that of FDA-approved capecitabine and requiring further evaluation of the PCS6422 and capecitabine regimens to determine the optimal NGC-Cap regimens for patients.

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

In an effort to better estimate the timeline of DPD inhibition and formation of new DPD, we modified the protocol for the Phase 1B trial and began enrolling patients in the amended Phase 1B trial in April 2022. On November 1, 2022, we announced that data from the Phase 1B trial identified multiple dosage regimens with potentially better safety and efficacy profiles than currently existing chemotherapy regimens. Since 5-FU exposure is dependent on both the PCS6422 regimen and the capecitabine regimen, safe regimens were identified as well as regimens that cause dose-limiting toxicities (“DLTs”). One of the early regimens in the Phase 1B trial did cause DLTs in two patients, one of whom died. No other DLTs were noted in the study. The Phase 1B trial has now completed enrollment and we are currently conducting trial close-out activities. We submitted a new IND for the treatment of advanced and metastatic breast cancer and received IND clearance from the FDA on July 24, 2024. The Phase 2 trial is currently being initiated and will be a global multicenter, open-label, adaptive design trial comparing two different doses of NGC-Cap to FDA-approved monotherapy capecitabine in approximately 60 to 90 patients with advanced or metastatic breast cancer. The trial is designed to evaluate the safety-efficacy profile of NGC-Cap versus monotherapy capecitabine, to determine the potential optimal dosage regimens of NGC-Cap as required by the FDA Project Optimus Initiative. Our license agreement with Elion for NGC-Cap requires us to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that include dosing a first patient with a product in a Phase 2 or 3 clinical trial on or before October 2, 2024. We expect the first patient to be dosed before the conclusion of the third quarter of 2024, ahead of the required diligence milestone.

●	NGC-Gem is a cytidine analog similar to gemcitabine (Gemzar®), but different enough in chemical structure that some patients are more likely to respond to PCS3117 than gemcitabine. In addition, we believe those patients inherently resistant or who acquire resistance to gemcitabine are likely not to be resistant to NGC-Gem. The difference in response occurs because NGC-Gem is metabolized to its active metabolite through a different enzyme system than gemcitabine. We continue to evaluate the potential use of NGC-Gem in patients with pancreatic and other potential cancers and to evaluate ways to identify patients who are more likely to respond to NGC-Gem than gemcitabine. We plan to meet with the FDA to discuss potential trial designs including implementation of the Project Optimus initiative as part of the design. Similar to NGC-Cap, we will need to obtain additional funding before we can begin the Phase 2 trial for NGC-Gem.

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

●	NGC-Iri is an analog of SN38 (SN38 is the active metabolite of irinotecan) and should have an improved safety/efficacy profile in every type of cancer that irinotecan is presently used. The manufacturing process and sites for drug substance and drug product are presently being evaluated and IND-enabling toxicology studies will then be initiated. In addition, we are defining the potential paths to approval, which include defining the targeted patient population and the type of cancer. In 2025, we plan to expand the preclinical analysis, including additional preclinical efficacy and toxicity studies; evaluate manufacturing options for PCS11T; and conduct chemistry, manufacturing and control (CMC) activities and pre-IND enabling studies.

We are focused on drug products that improve the survival and/or quality of life for patients by improving the safety and/or efficacy of the drug in a targeted patient population, while providing a more efficient and probable path to FDA approval and differentiating our drugs from those on the market or are currently being developed.

Other Drugs in Our Pipeline

In 2023, we completed our Phase 2A trial for PCS12852 in gastroparesis patients with positive results. Additionally, in February 2023, due primarily to the inability to identify and enroll patients in our rare disease Phase 2 trial for PCS499 in ulcerative Necrobiosis Lipoidica, we decided to cease further enrollment in the PCS499 trial and terminated the trial. We did not experience any safety concerns during the conduct of either the PCS12852 or PCS499 trial. We continue to evaluate options to monetize these non-core drug assets, which may include out-licensing or partnering these assets with one or more third parties.

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

Public Offering

On January 30, 2024, we raised gross proceeds of $7.0 million (net proceeds of $6.3 million) from the sale of 476,000 shares of our common stock, pre-funded warrants to purchase up to 1,079,555 shares of our common stock and warrants to purchase 1,555,555 shares of our common stock in a public offering, as described in Note 2. Simultaneously with the closing of the sale, the pre-funded warrants were exercised in exchange for 1,079,555 shares of our common stock. We are using the net proceeds from this financing for continued research and development for NCG-Cap, and working capital and general corporate purposes.

ATM Offering

In May 2024, we filed with the SEC a registration statement on Form S-3 (Registration No. 333-279588) (the “Registration Statement”), including a base prospectus relating to the offering of up to $50,000,000 in the aggregate of the securities identified in the base prospectus from time to time in one or more offerings; and a prospectus supplement relating to the shares of our common stock that may be issued and sold under a sales agreement dated May 21, 2024 (the “Sales Agreement”) between us and A.G.P./Alliance Global Partners (the “Sales Agent”), through which we may issue and sell in a registered “at the market offering” shares of our common stock having an aggregate offering price of up to $2.4 million (subject to adjustment) from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time for continued research and development for our portfolio of drug candidates, especially our oncology products, and working capital and general corporate purposes. The shares under the ATM Offering will be sold and issued pursuant to the Registration Statement.

New Chief Financial Officer

On July 16, 2024, Russell Skibsted was appointed as our Chief Financial Officer (“CFO”). Mr. Skibsted has nearly 30 years of experience in the pharmaceutical industry, including expertise in financial management, global business development, capital markets, investor relations and operations. In connection with his employment, Mr. Skibsted will be paid an annual base salary of $400,000 and will be eligible for a $50,000 base salary increase upon a cumulative (one or multiple) financing of at least $15 million that he leads and substantially participates in. He is also eligible to participate in an executive bonus pool with a target bonus of 35% of his base compensation. In addition, the Compensation Committee awarded 28,000 RSUs to Mr. Skibsted, which vest accordingly: 14,000 RSUs vest on July 16, 2025; 7,000 RSUs vest upon Processa reaching a market capitalization (i.e. total value of Processa’s outstanding shares of stock at the then current market price) of at least $30 million; and 7,000 RSUs vest upon a cumulative (one or multiple) financing of at least $15 million that he leads and substantially participates in. He will also be eligible for other benefits as described in his employment agreement.

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

The following table summarizes our net loss during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Operating Expenses
Research and development expenses	$1,730,444	$1,688,164	$42,280	$3,269,555	$3,342,509	$(72,954)
General and administrative expenses	1,351,580	1,026,301	325,279	2,622,067	3,477,490	(855,423)

Operating Loss	(3,082,024)	(2,714,465)		(5,891,622)	(6,819,999)

Other Income (Expense), net	71,698	101,900	(30,141)	154,915	185,361	(30,309)

Net Operating Loss Before Income Tax Benefit	(3,010,326)	(2,612,565)		(5,736,707)	(6,634,638)
Income Tax Benefit	-	-		-	-

Net Loss	$(3,010,326)	$(2,612,565)		$(5,736,707)	$(6,634,638)

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

Costs for the three- and six-month periods for the periods ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development salaries and benefits	468,724	502,626	976,554	1,048,294
Preclinical, clinical trial and other costs	1,261,720	1,185,538	2,293,001	2,294,215
Total	$1,730,444	$1,688,164	$3,269,555	$3,342,509

During the three months ended June 30, 2024, our preclinical, clinical trial and other costs increased when compared to the same period in 2023. This was attributable to an increase of approximately $146,000 for ongoing testing and related expenses related to our Phase 1B trial for NGC-Cap and the IND/initiation of our Phase 2 trial for NGC-Cap and offset by a decrease in professional fees of approximately $70,000, mostly attributable to a decrease in patent-related legal fees. During the same period in 2023, in addition to clinical trial costs for NGC-Cap, we were incurring closing costs in our clinical trial for PCS12852 and PCS499. We also had an approximately $23,000 increase in salaries and related costs during the three months ended June 30, 2024 when compared to the same period in 2023 due to one-time bonuses and increased salary rates for the research and development team in 2024. This was offset by a decrease in stock-based compensation of approximately $57,000 as we waited for shareholder approval to increase the number of shares available under the 2019 Plan.

During the six months ended June 30, 2024, we had increases in testing and related expenses of approximately $132,000, and in salaries and related costs of approximately $61,000, when compared to the same period in 2023. These increases were offset by decreases in professional fees of approximately $133,000 and in stock-based compensation of approximately $133,000. The reasons for the changes between the six-month periods in 2024 and 2023 are the same as the reasons between the three-month periods in 2024 and 2023.

On July 24, 2024 we received approval of our IND for our Phase 2 trial for NGC-Cap in breast cancer. As we begin this Phase 2 trial and complete our Phase 1B clinical trial for NGC-Cap, we anticipate our research and development costs will increase. We will also continue incurring nominal costs for NGC-Gem as we prepare to meet with the FDA to discuss potential study designs and for NGC-Iri should we decide to conduct IND-enabling and toxicology studies.

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

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2024 increased by approximately $325,000 to $1.4 million from $1.0 million for the three months ended June 30, 2023. This increase was due primarily as a result of an approximately $308,000 increase in professional fees, mostly attributable to an increase of legal fees; an approximately $115,000 increase in salaries and other payroll-related costs from increased salary rates, primarily paid to our executive officers; and a net increase of approximately $17,000 in travel, office and other miscellaneous expenses. These increases were offset by a decrease in employee stock-based compensation of approximately $123,000. We also received approximately $8,000 less in reimbursements from CorLyst during the three months ended June 30, 2024 when compared to the same period in 2023.

During the six months ended June 30, 2024, our general and administrative expenses decreased by approximately $855,000 to $2.6 million from $3.5 million for the six months ended June 30, 2023. This was due primarily to a decrease in professional fees of approximately $955,000 as a result of the non-recurring expense that was incurred during 2023 in connection with the stock purchase warrant granted to the placement agent for our registered direct offering in February 2023; and a decrease in employee stock-based compensation of approximately $247,000 as we waited for shareholder approval to increase the number of shares available under the 2019 Plan. These decreases were primarily offset by increases in salaries and other payroll-related expenses of approximately $296,000 and in office and other related expenses of approximately $37,000. We also received approximately $14,000 less in reimbursements from CorLyst during the six months ended June 30, 2024 when compared to the same period in 2023.

Other Income, net

Other income represents interest income of approximately $72,000 and $102,000 for the three months ended June 30, 2024 and 2023, respectively, and approximately $155,000 and $185,000 for the six months ended June 30, 2024 and 2023, respectively.

Income Tax Benefit

We did not recognize any income tax benefit for the three or six months ended June 30, 2024 or 2023.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(5,394,713)	$(4,178,539)
Financing activities	6,259,636	6,352,077
Net increase in cash	$864,923	$2,173,538

Net cash used in operating activities

We used net cash in our operating activities of $5,394,713 and $4,178,539 during the six months ended June 30, 2024 and 2023, respectively. The increase in cash used in operating activities was primarily attributable to the prepayment of expenses paid to our CRO for our Phase 2 trial for NGC-Cap during the six months ended June 30, 2024.

As we continue our development of NGC-Cap and evaluate the other NGC drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. As we begin our Phase 2 clinical trial for NGC-Cap in the second half of 2024, we anticipate our clinical trial costs will increase when compared to prior periods since our current activities are related primarily to the completion of our Phase 1b trial for NGC-Cap.

Net cash provided by financing activities

During the six months ended June 30, 2024, we sold 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock, all of which were exercised into shares of our common stock, and warrants to purchase up to 1,555,555 shares of our common stock pursuant to a public offering for net proceeds of $6.3 million. We also used cash classified as financing activities of $12,000 to pay income taxes owed on stock-based compensation, $8,600 for the settlement of a stock award and $2,300 for payments owed under a financing lease obligation.

During the six months ended June 30, 2023, we raised net proceeds of $6.4 million from the sale of 421,611 shares of our common stock.

Liquidity

During the six months ended June 30, 2024, we began initiation activities for our Phase 2 trial for NGC-Cap in breast cancer. At June 30, 2024, we had cash and cash equivalents totaling $5.6 million which, based on our current business and drug development plans, we believe will satisfy our operating needs into late 2024. Absent additional funding, our current cash and cash equivalents will not be sufficient to fund our planned operations for a period of one year or more after the date that these condensed consolidated financial statements were available to be issued based on the timing and amount of our projected net loss from continuing operations and the related amount of cash to be used in operating activities during that period of time. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

We have incurred losses since inception, currently devoting substantially all of our efforts toward research and development of our next generation chemotherapy drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $81.1 million at June 30, 2024. During the six months ended June 30, 2024, we generated a net loss of $5.7 million and used $5.4 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

We have financed our operations primarily through public equity issuances, including an offering we closed on January 30, 2024 in which we sold 476,000 shares of our common stock, pre-funded warrants to purchase up to 1,079,555 shares of our common stock, and warrants for the purchase of up to 1,555,555 shares of our common stock for net proceeds of $6.3 million, after deducting placement agent fees and offering-related expenses. Simultaneously with the closing of the sale, the pre-funded warrants were exercised in exchange for 1,079,555 shares of our common stock. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

Further, in May 2024, we filed with the SEC a registration statement on Form S-3 (Registration No. 333-279588) (the “Registration Statement”), including a base prospectus relating to the offering of up to $50,000,000 in the aggregate of the securities identified in the base prospectus from time to time in one or more offerings; and a prospectus supplement relating to the shares of our common stock that may be issued and sold under a sales agreement dated May 21, 2024 (the “Sales Agreement”) between us and A.G.P./Alliance Global Partners (the “Sales Agent”), through which we may issue and sell in a registered “at the market offering” shares of our common stock having an aggregate offering price of up to $2.4 million (subject to adjustment) from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time for continued research and development for our portfolio of drug candidates, especially our oncology products, and working capital and general corporate purposes. The shares under the ATM Offering will be sold and issued pursuant to the Registration Statement.

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

Off Balance Sheet Arrangements

At June 30, 2024, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

At June 30, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of the date of this report, to our knowledge, there are no legal proceedings or regulatory actions material to us to which we are a party, or have been a party to, or of which any of our property is or was the subject matter of, and no such proceedings or actions are known by us to be contemplated, except as provided below:

As previously disclosed in our Current report on Form 10-Q for the period ended March 31, 2024, on May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between the Company and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated. On May 10, 2024, the Company filed a summons with notice for damages, declaratory and injunctive relief against Elion in New York State Court. On June 14, 2024, Elion filed a demand for complaint. On July 5, 2024, the Company filed a complaint seeking monetary damages, declaratory judgement and injunctive relief. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate.

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

As previously disclosed in our Current Report on Form 10-Q for the period ended March 31, 2024, on May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between us and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated. On May 10, 2024, the Company filed a summons with notice for damages, declaratory and injunctive relief against Elion in New York State Court. On June 14, 2024, Elion filed a demand for complaint. On July 5, 2024, the Company filed a complaint seeking monetary damages, declaratory judgement and injunctive relief. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate.

If we are unsuccessful or are unable to enforce our rights under the license agreement, our business and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sale of Unregistered Securities

On June 6, 2024, we issued 10,000 shares of common stock to Paramount Advisors, LLC in connection with a consulting agreement. The sale of shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act.

There were no other sales of unregistered securities during the three months ended June 30, 2024.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the six months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
1.1	Sales Agreement, dated May 21, 2024, by and among Processa Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed on May 21, 2024)
10.1#	Employment Agreement dated July 16, 2024 by and between Russell Skibsted and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 17, 2024)
31.1*	Rule 153-14(a) Certification by Principal Executive Officer
31.2*	Rule 153-14(a) Certification by Principal Financial Officer
32.1*++	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	XBRL Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

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
George Ng
Chief Executive Officer
(Principal Executive Officer)
Dated: August 13, 2024

By:	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 13, 2024

