Form 10-Q
period 2024-09-30
Processa Pharmaceuticals, Inc.
filed 2024-10-30
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of outstanding shares of the registrant’s common stock at October 15, 2024 was 3,266,944.

PROCESSA PHARMACEUTICALS, INC.

Part I: Financial Information

Item 1: Financial Statements

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$2,891,464	$4,706,197
Prepaid expenses and other	1,946,675	926,300
Total Current Assets	4,838,139	5,632,497

Property and Equipment, net	5,317	2,554

Other Assets
Lease right-of-use assets, net of accumulated amortization	93,161	146,057
Security deposit	5,535	5,535
Total Other Assets	98,696	151,592
Total Assets	$4,942,152	$5,786,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of lease liabilities	$94,676	$83,649
Accounts payable	711,710	311,617
Due to licensor	-	189,000
Due to related parties	-	39
Accrued expenses	412,813	146,274
Total Current Liabilities	1,219,199	730,579
Non-current Liabilities
Non-current lease liabilities	2,168	66,905
Total Liabilities	1,221,367	797,484

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.0001, 100,000,000 shares authorized: 3,271,944 issued and 3,266,944 outstanding at September 30, 2024; and 1,291,000 issued and 1,286,000 outstanding at December 31, 2023	327	129
Additional paid-in capital	88,510,949	80,658,111
Treasury stock at cost — 5,000 shares at September 30, 2024 and December 31, 2023	(300,000)	(300,000)
Accumulated deficit	(84,490,491)	(75,369,081)
Total Stockholders’ Equity	3,720,785	4,989,159
Total Liabilities and Stockholders’ Equity	$4,942,152	$5,786,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Expenses
Research and development	$2,287,525	$1,151,740	$5,556,694	$4,478,793
General and administrative	1,137,328	1,015,872	3,759,781	4,508,818

Operating Loss	(3,424,853)	(2,167,612)	(9,316,475)	(8,987,611)

Other Income (Expense)
Interest income, net	40,150	85,661	195,065	271,022

Net Loss	$(3,384,703)	$(2,081,951)	$(9,121,410)	$(8,716,589)

Net Loss per Common Share - Basic and Diluted	$(1.03)	$(1.54)	$(3.13)	$(6.81)

Weighted Average Common Shares Used to Compute Net Loss Applicable to Common Shares - Basic and Diluted	3,275,998	1,350,188	2,909,941	1,279,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	806,774	$80	$72,018,222	(5,000)	$(300,000)	$(64,247,561)	$7,470,741
Stock-based compensation	3,195	1	341,503	-	-	-	341,504
Shares issued in connection with capital raises, net of transaction costs	421,611	42	6,352,035	-	-	-	6,352,077
Net loss	-	-	-	-	-	(4,022,073)	(4,022,073)
Balance, March 31, 2023	1,231,580	123	78,711,760	(5,000)	(300,000)	(68,269,634)	10,142,249
Stock-based compensation	-	-	319,123	-	-	-	319,123
Warrant granted in connection with a consulting agreement	-	-	1,310,875			-	1,310,875
Net loss	-	-	-	-	-	(2,612,565)	(2,612,565)
Balance, June 30, 2023	1,231,580	123	80,341,758	(5,000)	(300,000)	(70,882,199)	9,159,682
Stock-based compensation, net of forfeitures	5,000	1	142,893	-	-	-	142,894
Settlement of stock award	-	-	(52,746)	-	-	-	(52,746)
Net loss	-	-	-	-	-	(2,081,951)	(2,081,951)
Balance, September 30, 2023	1,236,580	$124	$80,431,905	(5,000)	$(300,000)	$(72,964,150)	$7,167,879

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	1,291,000	$129	$80,658,111	(5,000)	$(300,000)	$(75,369,081)	$4,989,159
Stock-based compensation	13,176	1	167,642	-	-	-	167,643
Shares issued in connection with capital raise, net of transaction costs	1,555,555	156	6,282,274	-	-	-	6,282,430
Shares issued in connection with license agreement	5,000	1	188,999	-	-	-	189,000
Settlement of stock award	-	-	(8,561)	-	-	-	(8,561)
Shares withheld to pay income taxes on stock-based compensation	(3,750)	(1)	(9,923)	-	-	-	(9,924)
Net loss	-	-	-	-	-	(2,726,381)	(2,726,381)
Balance, March 31, 2024	2,860,981	286	87,278,542	(5,000)	(300,000)	(78,095,462)	8,883,366
Stock-based compensation	14,167	1	152,631	-	-	-	152,632
Shares withheld to pay income taxes on stock-based compensation	(1,265)	-	(2,008)	-	-	-	(2,008)
Net loss	-	-	-	-	-	(3,010,326)	(3,010,326)
Balance, June 30, 2024	2,873,883	287	87,429,165	(5,000)	(300,000)	(81,105,788)	6,023,664
Stock-based compensation	26,010	3	154,188	-	-	-	154,191
Shares issued in connection with capital raise, net of transaction costs	374,190	37	931,254	-	-	-	931,291
Shares withheld to pay income taxes on stock-based compensation	(2,139)	-	(3,658)	-	-	-	(3,658)
Net loss	-	-	-	-	-	(3,384,703)	(3,384,703)
Balance, September 30, 2024	3,271,944	$327	$88,510,949	(5,000)	$(300,000)	$(84,490,491)	$3,720,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(9,121,410)	$(8,716,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	481	82
Non-cash lease expense for right-of-use assets	64,700	60,552
Stock-based compensation	474,466	803,521
Warrants issued to purchase 158,007 shares of common stock in connection with a consulting agreement	-	1,310,875

Net changes in operating assets and liabilities:
Prepaid expenses and other	(1,020,375)	836,344
Operating lease liability	(61,776)	(57,929)
Accounts payable	400,093	18,751
Due (from) to related parties	(39)	5,740
Accrued expenses	266,539	(200,825)
Net cash used in operating activities	(8,997,321)	(5,939,478)

Cash Flows From Investing Activities
Purchase of property and equipment	(3,244)	(2,776)
Net cash used in investing activities	(3,244)	(2,776)

Cash Flows From Financing Activities
Net proceeds from common stock issued	7,213,721	6,352,077
Shares withheld to pay taxes on stock-based compensation	(15,590)	-
Settlement of stock award	(8,561)	(52,746)
Payment of finance lease obligation	(3,738)	-
Net cash provided by (used in) financing activities	7,185,832	6,299,331

Net Increase (Decrease) in Cash	(1,814,733)	357,077
Cash and Cash Equivalents – Beginning of Period	4,706,197	6,503,595
Cash and Cash Equivalents – End of Period	$2,891,464	$6,860,672

Non-Cash Financing Activities
Issuance of common stock in satisfaction of a due to licensor in connection with a licensing agreement	$189,000	$-

Right-of-use asset obtained in exchange for financing lease liability	$11,804	$-
Financing lease liability	(11,804)	-
Net	$-	$-

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

On January 22, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended, with the Secretary of State of Delaware that effected a 1-for-20 reverse stock split of our common stock, par value $0.0001 per share (the “Reverse Stock Split”). Pursuant to the Certificate of Amendment, our issued common stock decreased from 24,706,474 shares to 1,291,000 shares and our outstanding common stock decreased from 24,606,474 to 1,286,000. The Reverse Stock Split did not affect our authorized common stock of 100,000,000 shares or our common stock par value. All shares of common stock, including common stock underlying warrants, stock options, restricted stock awards and restricted stock units, as well as exercise prices and per share information in these condensed consolidated financial statements give retroactive effect to the Reverse Stock Split.

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

Liquidity

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred losses since inception, are currently devoting substantially all of our efforts toward research and development of our NGC drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $84.5 million at September 30, 2024. During the nine months ended September 30, 2024, we generated a net loss of $9.1 million and used $9.0 million in net cash for operating activities. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

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

In May 2024, we filed with the SEC a registration statement on Form S-3 (Registration No. 333-279588) (the “Registration Statement”), including a base prospectus relating to the offering of up to $50,000,000 in the aggregate of the securities identified in the base prospectus from time to time in one or more offerings; and a prospectus supplement relating to the shares of our common stock that may be issued and sold under a sales agreement dated May 21, 2024 (the “Sales Agreement”) between us and A.G.P./Alliance Global Partners (the “Sales Agent”), through which we may issue and sell in a registered “at the market offering” shares of our common stock having an aggregate offering price of up to $2.4 million (subject to adjustment) from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time for continued research and development for our portfolio of drug candidates, especially our oncology products, and working capital and general corporate purposes. The shares under the ATM Offering will be sold and issued pursuant to the Registration Statement. On July 31, 2024, we received $931,000 in net proceeds from the sale of 374,190 shares of common stock under the ATM Offering.

We do not have sufficient cash on hand or available to fund our operations for the next twelve months. At September 30, 2024, we had cash and cash equivalents totaling $2.9 million. Based on our current business plans, we will need to obtain additional funding from the sale of equity and/or debt securities, complete a strategic transaction or other funding transactions in order to continue our Phase 2 trial of NGC-Cap and conduct future preclinical studies and clinical trials for other drugs in our portfolio. In 2024, we started our Phase 2 trial of NGC-Cap in breast cancer, and on October 2, 2024, we dosed the first patient in that trial. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. At September 30, 2024 and December 31, 2023, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support its reversal.

Under ACS 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year-to-date ordinary operating tax basis loss before income taxes. Based on the projection, no current income tax benefit or expense is expected for 2024 and the foreseeable future since we expect to generate taxable net operating losses.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits. Total cash held by our banks at September 30, 2024, exceeded FDIC limits.

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

Note 2 – Stockholders’ Equity

Preferred Stock

There were no issued or outstanding shares of preferred stock at either September 30, 2024 or December 31, 2023.

Common Stock

During the nine months ended September 30, 2024, we sold 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock (the “Pre-Funded Warrants”), and warrants to purchase up to 1,555,555 shares of our common stock (the “Common Warrants”) in a public offering (the “Offering”). The Common Warrants have an exercise price of $4.50, are immediately exercisable and expire on January 30, 2029. The shares of common stock were offered at a combined public offering price of $4.50 per share and accompanying Common Warrant and $4.4999 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 and were exercised in full simultaneously with the closing of the Offering in exchange for 1,079,555 shares of our common stock. Gross proceeds in connection with the Offering were $7.0 million. We received $6.3 million in net proceeds from the Offering, after deducting the fees of the placement agent and other offering-related expenses. We also issued to the placement agent warrants to purchase 62,222 shares of common stock, exercisable at $5.625 per share that expire on February 1, 2027.

During the nine months ended September 30, 2024, we also received approximately $931,000 in net proceeds from the sale of 374,190 shares of common stock under the ATM Offering on July 31, 2024. During the nine months ended September 30, 2024, we also issued (i) 5,000 shares of common stock to Elion Oncology, Inc. (“Elion”) in satisfaction of the third milestone event under the license agreement; (ii) 30,000 shares of common stock to a consultant in accordance with their consulting agreement; and (iii) 16,199 shares of common stock to certain employees and consultants, net of 7,154 shares of common stock withheld for income taxes owed upon distribution of the shares.

Note 3 - Stock-based Compensation

On June 19, 2019, our stockholders approved, and we adopted, the Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. On June 28, 2024, our shareholders approved an increase of shares available under the 2019 Plan, which now provides for the aggregate issuance of 800,000 shares of our common stock. At September 30, 2024, we have 353,641 shares available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$54,018	$76,626	$130,722	$286,152
General and administrative	100,173	66,268	343,744	517,369
Total	$154,191	$142,894	$474,466	$803,521

Stock Options

Stock options to purchase 4,245 shares of common stock with a weighted-average exercise price of $336.00 expired during the nine months ended September 30, 2024. At September 30, 2024, we had outstanding and exercisable options for the purchase of 2,747 shares with a weighted average exercise price of $409.09 and a weighted average remaining contractual life of 3.9 years. At September 30, 2024, we did not have any unrecognized stock-based compensation expense related to our granted stock options.

Restricted Stock Awards

During the nine months ended September 30, 2024, we vested 1,250 Restricted Stock Awards (“RSAs”) with a weighted average grant-date fair value of $9.26 per share. We had no RSAs outstanding at September 30, 2024.

Restricted Stock Units

Activity with respect to our Restricted Stock Units (“RSUs”) during the nine months ended September 30, 2024 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2024	222,722	$45.82
Granted	192,026	1.63
Forfeited	(13,750)	70.47
Issued	(16,199)	109.35
Outstanding at September 30, 2024	384,799	20.21
Vested and unissued	144,450	44.89

Unvested at September 30, 2024	240,349	$5.38

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

On July 16, 2024, Russell Skibsted was appointed as our Chief Financial Officer (“CFO”). In addition to cash compensation, the Compensation Committee awarded RSUs for the future issuance of 28,000 shares of common stock to Mr. Skibsted, which vest accordingly: 14,000 vest on July 16, 2025; 7,000 vest upon reaching a market capitalization (i.e. total value of Processa’s outstanding shares of stock at the then current market price) of at least $30 million; and 7,000 vest upon receipt of cumulative financing(s) of at least $15 million.

On September 3, 2024, RSUs for the future issuance of 124,824 shares of common stock were granted to our independent directors and vest on the earlier of June 28, 2025 or the next annual shareholder meeting.

At September 30, 2024, unrecognized stock-based compensation expense of approximately $613,000 for RSUs is expected to be fully recognized over a weighted average period of 0.9 years. The unrecognized expense excludes approximately $432,000 of expense related to certain grants of RSUs with performance milestones that are not probable of occurring at this time.

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

Warrants

During the nine months ended September 30, 2024, we did not grant any warrants to purchase shares of our common stock other than warrants to purchase 1,617,777 shares of common stock as part of the Offering (see Note 2). Warrants to purchase 7,500 shares of our common stock expired unexercised. We also repurchased a warrant issued to a consultant in 2023 for the purchase of 15,000 shares of our common stock in exchange for a payment of $10,000.

At September 30, 2024, we had outstanding warrants for the purchase of 1,775,784 shares of our common stock with a weighted average exercise price of $5.95 and a weighted average remaining contractual life of 4.0 years. All the outstanding warrants are exercisable as of September 30, 2024. We did not have any unrecognized stock-based compensation expense related to our granted warrants at September 30, 2024.

Note 4 – Net Loss per Share of Common Stock

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss available to common shareholders by the weighted average number of shares of common stock outstanding (which excludes unvested RSAs and includes vested RSUs) during the period. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock (which includes the potentially dilutive effect of stock options, unvested RSAs, unvested RSUs and warrants) during the period. Since we experienced a net loss for all periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the three and nine months ended September 30, 2024 and 2023 excludes the impact of potentially dilutive common shares since those shares would have an anti-dilutive effect on net loss per share.

The computation of net loss per share for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share:
Net loss available to common stockholders	$(3,384,703)	$(2,081,951)	$(9,121,410)	$(8,716,589)
Weighted average number of common shares-basic and diluted	3,275,998	1,350,188	2,909,941	1,279,298

Basic and diluted net loss per share	$(1.03)	$(1.54)	$(3.13)	$(6.81)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average number of common shares outstanding – basic and diluted	3,118,029	1,224,255	2,767,647	1,151,425
Weighted-average number of vested RSUs– basic and diluted	157,969	125,933	142,294	127,873
Weighted-average number of common shares-basic and diluted	3,275,998	1,350,188	2,909,941	1,279,298

Our diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 excluded 2,018,880 and 289,936 of potentially dilutive common shares, respectively, related to outstanding stock options, warrants and unvested restricted stock since those shares would have had an anti-dilutive effect on net loss per share during the periods then ended.

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

Lease costs included in our condensed consolidated statements of operations totaled approximately $23,000 and $24,000 for the three months ending September 30, 2024 and 2023, respectively, and approximately $68,000 and $73,000 for the nine months ended September 30, 2024, and 2023, respectively. The weighted average remaining lease terms and discount rate for our leases were as follows at September 30, 2024:

Remaining lease term (years) for our facility lease	1.0
Remaining lease term (years) for our equipment lease	1.4
Weighted average discount rate for our facility and equipment leases	8.0%

Annual lease liabilities for the operating lease were as follows at September 30, 2024:

2024	$23,347
2025	70,040
Total lease payments	93,387
Less: Interest	(4,610)
Present value of lease liabilities	88,777
Less: current maturities	(88,777)
Non-current lease liability	$-

Annual lease liabilities for the financing lease were as follows at September 30, 2024:

2024	$1,616
2025	6,820
2026	488
Total lease payments	8,924
Less: Interest	(857)
Present value of lease liabilities	8,067
Less: current maturities	(5,899)
Non-current lease liability	$2,168

Note 6 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our condensed consolidated statement of operations. We recorded approximately $33,000 and $26,000 of reimbursements during the three months ended September 30, 2024 and 2023, respectively, and approximately $83,000 and $90,000 for the nine months ended September 30, 2024 and 2023, respectively. No amounts were due from CorLyst at September 30, 2024 or 2023. Our President of Research and Development is the CEO of CorLyst, and CorLyst is a shareholder.

Note 7 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations (“CROs”) and subcontractors to further develop our products. The contracts are cancelable, with varying provisions regarding termination. If we terminated a cancelable contract with a specific vendor, we would only be obligated for products or services that we received at the effective date of the termination and any applicable cancellation fees. At September 30, 2024, we are contractually committed to pay up to $13.0 million of future services under these cancelable contracts with the CROs. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

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

Our Drug Pipeline

Our pipeline currently consists of NGC-Cap, NGC-Gem and NGC-Iri (also identified as PCS6422, PCS3117 and PCS11T, respectively) and two non-oncology drugs (PCS12852 and PCS499). The non-oncology drugs are not included in the pipeline chart above, as we are seeking partners to continue their clinical and commercial development. A summary of each drug is provided below.

Next Generation Chemotherapy

Historically, much of oncology drug development has searched for novel or different ways to treat cancer. Our approach is to take three current FDA-approved cancer drugs, e.g. capecitabine, gemcitabine and irinotecan, and modify and improve how the human body metabolizes and/or distributes these NGC treatments compared to their presently approved counterpart chemotherapy drugs while maintaining the cancer-killing mechanism of action; thus, our reason for calling our drugs Next Generation Chemotherapy treatments. Part of the development includes determining the optimal dosage regimen based on the dose-response relationship as described in the FDA’s Project Optimus Initiative and Draft Optimal Dosage Regimen Oncology Guidance. To date, we have data that we believe suggests our NGC treatments are likely to have much better safety-efficacy profiles than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also clearly differentiating our NGC treatments from the existing treatment. We believe our NGC treatments have the potential to extend the survival and/or quality of life for more patients diagnosed with cancer while decreasing the number of patients who are required to dose-adjust or discontinue treatment because of side effects or lack of response.

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

In an effort to better estimate the timeline of DPD inhibition and formation of new DPD, we modified the protocol for the Phase 1B trial and began enrolling patients in the amended Phase 1B trial in April 2022. On November 1, 2022, we announced that data from the Phase 1B trial identified multiple dosage regimens with potentially better safety and efficacy profiles than currently existing chemotherapy regimens. Since 5-FU exposure is dependent on both the PCS6422 regimen and the capecitabine regimen, safe regimens were identified as well as regimens that cause dose-limiting toxicities (“DLTs”). One of the early regimens in the Phase 1B trial did cause DLTs in two patients, one of whom died. No other DLTs were noted in the study. The Phase 1B trial has completed enrollment.

Although the primary objective of the NGC-Cap Phase 1B trial in patients with advanced, progressive cancer was to evaluate safety, the Phase 1B trial showed that treatment with NGC-Cap resulted in both a much greater efficacy response rate and a longer period of progression-free survival than what has been reported for capecitabine. In all evaluable progressive disease patients receiving PCS6422 and seven days of capecitabine, partial response and stable disease were observed in 66.7% (8 out of 12) of the evaluable patients, including two with partial response and six with stable disease. The length of progression-free survival was approximately five to 11 months across these patients. By comparison, in the capecitabine product label, 301 metastatic colorectal cancer patients treated with monotherapy capecitabine had an overall response rate of approximately 21% and the time to progression of approximately 4.5 months. In addition, even with up to 10x greater exposure to its 5-FU cancer treatment metabolite than capecitabine, only one patient on NGC-Cap had a mild case of hand-foot syndrome, meaning the hand-foot syndrome rate in our Phase 1B trial was 6% versus the expected ~50% based upon published data. Other side effects, even with 10x greater exposure, were similar or better than seen with capecitabine as approved by FDA.

Based on communications and meetings with the FDA, we submitted a new IND for the treatment of advanced and metastatic breast cancer and received IND clearance from the FDA on July 24, 2024. The Phase 2 trial has been initiated and will be a global multicenter, open-label, adaptive design trial comparing two different doses of NGC-Cap to FDA-approved monotherapy capecitabine in approximately 60 to 90 patients with advanced or metastatic breast cancer. The trial is designed to evaluate the safety-efficacy profile of NGC-Cap versus monotherapy capecitabine, to determine the potential optimal dosage regimens of NGC-Cap as required by the FDA Project Optimus Initiative. Our license agreement with Elion for NGC-Cap requires us to use commercially reasonable efforts, at our sole cost and expense, to research, develop and commercialize products in one or more countries, including meeting specific diligence milestones that include dosing a first patient with a product in a Phase 2 or 3 clinical trial on or before October 6, 2024. On October 2, 2024, the first patient in our Phase 2 trial of NGC-Cap was dosed.

●	NGC-Gem is a cytidine analog similar to gemcitabine (Gemzar®), but different enough in chemical structure that some patients are more likely to respond to PCS3117 than gemcitabine. In addition, we believe those patients inherently resistant or who acquire resistance to gemcitabine are likely not to be resistant to NGC-Gem. The difference in response occurs because NGC-Gem is metabolized to its active metabolite through a different enzyme system than gemcitabine. The Phase 2A trial in patients with relapsed or refractory pancreatic cancer was completed by Ocuphire prior to us licensing NGC-Gem. We plan to meet with the FDA to discuss potential trial designs including implementation of the Project Optimus initiative as part of the design. Similar to NGC-Cap, we will need to obtain additional funding before we can begin any future trial for NGC-Gem.

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

●	NGC-Iri is an analog of SN38 (SN38 is the active metabolite of irinotecan) and should have an improved safety/efficacy profile in every type of cancer that irinotecan is presently used. The manufacturing process and sites for drug substance and drug product are presently being evaluated and IND-enabling toxicology studies will then be initiated. A preclinical study in mouse xenograft models showed that after PCS11T administration, there was greater accumulation of SN-38 in the tumor compared with other tissues than after irinotecan or Onivyde® administration. Additionally, less SN-38 accumulated in non-cancer tissues, such as muscle, after NGC-Iri administration than after irinotecan or Onivyde® administration, supporting the potential for a better NGC-Iri safety profile. We are defining the potential paths to approval, which include defining the targeted patient population and the type of cancer. In 2025, we plan to expand the preclinical analysis, including additional preclinical efficacy and toxicity studies; evaluate manufacturing options for PCS11T; and conduct chemistry, manufacturing and control (CMC) activities and pre-IND enabling studies.

We are focused on drug products that improve the survival and/or quality of life for patients by improving the safety and/or efficacy of the drug in a targeted patient population, while providing a more efficient and probable path to FDA approval and differentiating our drugs from those on the market or are currently being developed.

Other Drugs in Our Pipeline

In 2023, we completed our Phase 2A trial for PCS12852 in gastroparesis patients with positive results. Additionally, in February 2023, due primarily to the inability to identify and enroll patients in our rare disease Phase 2 trial for PCS499 in ulcerative Necrobiosis Lipoidica, we decided to cease further enrollment in the PCS499 trial and terminated the trial. We did not experience any safety concerns during the conduct of either the PCS12852 or PCS499 trial. We continue to evaluate options to monetize these non-core drug assets, which may include out-licensing or partnering these assets with one or more third parties. We are currently in discussions with Yuhan to amend our existing license agreement for PCS12852.

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

ATM Offering

In May 2024, we filed with the SEC a registration statement on Form S-3 (Registration No. 333-279588) (the “Registration Statement”), including a base prospectus relating to the offering of up to $50,000,000 in the aggregate of the securities identified in the base prospectus from time to time in one or more offerings; and a prospectus supplement relating to the shares of our common stock that may be issued and sold under a sales agreement dated May 21, 2024 (the “Sales Agreement”) between us and A.G.P./Alliance Global Partners (the “Sales Agent”), through which we may issue and sell in a registered “at the market offering” shares of our common stock having an aggregate offering price of up to $2.4 million (subject to adjustment) from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time for continued research and development for our portfolio of drug candidates, especially our oncology products, and working capital and general corporate purposes. The shares under the ATM Offering will be sold and issued pursuant to the Registration Statement. On July 31, 2024, we received $931,000 in net proceeds from the sale of 374,190 shares of common stock under the ATM Offering.

New Chief Financial Officer

On July 16, 2024, Russell Skibsted was appointed as our Chief Financial Officer (“CFO”) after the retirement of our previous CFO. Mr. Skibsted has nearly 30 years of experience in the pharmaceutical industry, including expertise in financial management, global business development, capital markets, investor relations and operations. In connection with his employment, Mr. Skibsted will be paid an annual base salary of $400,000 and will be eligible for a $50,000 base salary increase upon a cumulative (one or multiple) financing of at least $15 million that he leads and substantially participates in. He is also eligible to participate in an executive bonus pool with a target bonus of 35% of his base compensation. In addition, the Compensation Committee awarded 28,000 RSUs to Mr. Skibsted, which vest accordingly: 14,000 RSUs vest on July 16, 2025; 7,000 RSUs vest upon Processa reaching a market capitalization (i.e. total value of Processa’s outstanding shares of stock at the then current market price) of at least $30 million; and 7,000 RSUs vest upon receipt of cumulative financing(s) of at least $15 million. He will also be eligible for other benefits as described in his employment agreement.

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

The following table summarizes our net loss during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Operating Expenses
Research and development expenses	$2,287,525	$1,151,740	$1,135,785	$5,556,694	$4,478,793	$1,077,901
General and administrative expenses	1,137,328	1,015,872	121,456	3,759,781	4,508,818	(749,037)

Operating Loss	(3,424,853)	(2,167,612)		(9,316,475)	(8,987,611)

Other Income, net	40,150	85,661	(45,511)	195,065	271,022	(75,957)

Net Operating Loss Before Income Tax Benefit	(3,384,703)	(2,081,951)	(1,302,752)	(9,121,410)	(8,716,589)	(404,821)
Income Tax Benefit	-	-	-	-	-	-

Net Loss	$(3,384,703)	$(2,081,951)		$(9,121,410)	$(8,716,589)

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

Costs for the three- and nine-month periods for the periods ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development salaries and benefits	$436,713	$448,071	$1,412,881	$1,480,909
Preclinical, clinical trial and other costs	1,850,812	703,669	4,143,813	2,997,884
Total	$2,287,525	$1,151,740	$5,556,694	$4,478,793

During the three months ended September 30, 2024, our preclinical, clinical trial and other costs increased when compared to the same period in 2023. This was attributable to an increase of approximately $1.3 million for ongoing testing and related expenses related to our Phase 1B trial for NGC-Cap and the IND/initiation of our Phase 2 trial for NGC-Cap and offset by a decrease in professional fees of approximately $181,000, mostly attributable to a decrease in patent-related legal fees. During the same period in 2023, in addition to clinical trial costs for NGC-Cap, we were incurring closing costs in our clinical trial for PCS12852 and PCS499. We also had an approximately $11,000 increase in salaries and related costs during the three months ended September 30, 2024 when compared to the same period in 2023, due to one-time bonuses and increased salary rates for the research and development team in 2024. This was offset by a decrease in stock-based compensation of approximately $23,000.

During the nine months ended September 30, 2024, we had increases in testing and related expenses of approximately $1.5 million and in salaries and related costs of approximately $87,000, when compared to the same period in 2023. These increases were offset by decreases in professional fees of approximately $315,000 and in stock-based compensation of approximately $155,000. The reasons for the changes between the nine-month periods in 2024 and 2023 are the same as the reasons between the three-month periods in 2024 and 2023.

On July 24, 2024, we received approval of our IND for our Phase 2 trial for NGC-Cap in breast cancer. On October 2, 2024, we dosed the first patient in the study. As we continue this Phase 2 trial and complete our Phase 1B clinical trial for NGC-Cap, we anticipate our research and development costs will increase. We will also continue incurring nominal costs for NGC-Gem as we prepare to meet with the FDA to discuss potential study designs and for NGC-Iri as we prepare to further define the clinical development program, GMP CMC processes and the IND-enabling toxicology studies.

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

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2024 increased by approximately $121,000 to $1.1 million from $1.0 million for the three months ended September 30, 2023. This increase was due primarily as a result of an approximately $81,000 increase in employee stock-based compensation; an approximately $12,000 increase in professional fees, mostly attributable to an increase of legal and consulting fees; an approximately $21,000 increase in salaries and other payroll-related costs from increased salary rates, primarily paid to our executive officers; and a net increase of approximately $14,000 in travel, office and other miscellaneous expenses. We also received approximately $7,000 more in reimbursements from CorLyst during the three months ended September 30, 2024 when compared to the same period in 2023.

During the nine months ended September 30, 2024, our general and administrative expenses decreased by approximately $749,000 to $3.8 million from $4.5 million for the nine months ended September 30, 2023. This was due primarily to a decrease in professional fees of approximately $943,000 as a result of a non-recurring expense that was incurred during 2023 in connection with the stock purchase warrant granted to the placement agent for our registered direct offering in February 2023; and a decrease in employee stock-based compensation of approximately $167,000 in 2024. These decreases were primarily offset by increases in salaries and other payroll-related expenses of approximately $303,000 and in office and other related expenses of approximately $51,000. We also received approximately $7,000 less in reimbursements from CorLyst during the nine months ended September 30, 2024 when compared to the same period in 2023.

Other Income, net

Other income represents interest income of approximately $40,000 and $86,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $195,000 and $271,000 for the nine months ended September 30, 2024 and 2023, respectively.

Income Tax Benefit

We did not recognize any income tax benefit for the three or nine months ended September 30, 2024 or 2023.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(8,997,321)	$(5,939,478)
Investing activities	(3,244)	(2,776)
Financing activities	7,185,832	6,299,331
Net (decrease) increase in cash	$(1,814,733)	$357,077

Net cash used in operating activities

We used net cash in our operating activities of $8,997,321 and $5,939,478 during the nine months ended September 30, 2024 and 2023, respectively. The increase in cash used in operating activities was primarily attributable to increased costs related to closing our Phase 1B and commencing our Phase 2 trial for NGC-Cap, including the prepayment of expenses paid to our CRO for the Phase 2 trial; increased salaries and other payroll-related expenses; and professional fees during the nine months ended September 30, 2024.

As we continue our development of NGC-Cap and evaluate the other NGC drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. We anticipate our clinical trial costs will increase when compared to prior periods since we have begun our Phase 2 clinical trial for NGC-Cap and our prior year activities related primarily to the completion of our Phase 1b trial for NGC-Cap.

Net cash used in investing activities

During the nine months ended September 30, 2024 and 2023, we used net cash in our investing activities of $3,244 and $2,776, respectively, to purchase property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2024, we sold 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock, all of which were exercised into shares of our common stock, and warrants to purchase up to 1,555,555 shares of our common stock pursuant to a public offering for net proceeds of $6.3 million. We also sold 374,190 shares of common stock under our ATM Offering for net proceeds of approximately $931,000. We used cash, classified as financing activities, of approximately $16,000 to pay income taxes owed on stock-based compensation, approximately $9,000 for the settlement of a stock award, and approximately $4,000 for payments owed under a financing lease obligation.

During the nine months ended September 30, 2023, we raised net proceeds of $6.4 million from the sale of 421,611 shares of our common stock.

Liquidity

We do not have sufficient cash on hand or available to fund our operations for the next twelve months. During the nine months ended September 30, 2024, we began initiation activities for our Phase 2 trial for NGC-Cap in breast cancer. At September 30, 2024, we had cash and cash equivalents totaling $2.9 million. Based on our current business plans, we will need to obtain additional funding from the sale of equity and/or debt securities or complete a strategic transaction or other funding transactions in order to continue our Phase 2 trial of NGC-Cap and conduct future preclinical studies and clinical trials for other drugs in our portfolio.

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

We have incurred losses since inception, currently devoting substantially all of our efforts toward research and development of our next generation chemotherapy drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $84.5 million at September 30, 2024. During the nine months ended September 30, 2024, we generated a net loss of $9.1 million and used $9.0 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

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

Further, in May 2024, we filed with the SEC a registration statement on Form S-3 (Registration No. 333-279588) (the “Registration Statement”), including a base prospectus relating to the offering of up to $50,000,000 in the aggregate of the securities identified in the base prospectus from time to time in one or more offerings; and a prospectus supplement relating to the shares of our common stock that may be issued and sold under a sales agreement dated May 21, 2024 (the “Sales Agreement”) between us and A.G.P./Alliance Global Partners (the “Sales Agent”), through which we may issue and sell in a registered “at the market offering” shares of our common stock having an aggregate offering price of up to $2.4 million (subject to adjustment) from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time for continued research and development for our portfolio of drug candidates, especially our oncology products, and working capital and general corporate purposes. The shares under the ATM Offering will be sold and issued pursuant to the Registration Statement. During the nine months ended September 30, 2024, we received $931,000 in net proceeds from the sale of 374,190 shares of common stock under the ATM Offering on July 31, 2024.

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

Off Balance Sheet Arrangements

At September 30, 2024, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

At September 30, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As of the date of this report, to our knowledge, there are no legal proceedings or regulatory actions material to us to which we are a party, or have been a party to, or of which any of our property is or was the subject matter of, and no such proceedings or actions are known by us to be contemplated, except as provided below:

As previously disclosed in our Current report on Form 10-Q for the period ended March 31, 2024, on May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between the Company and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated. On July 5, 2024, the Company filed a complaint seeking monetary damages, declaratory judgement and injunctive relief. On August 14, 2024, the Company received Elion’s answer and counterclaims. On October 10, 2024, the Company filed its response to Elion’s counterclaims. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate.

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

As previously disclosed in our Current Report on Form 10-Q for the period ended March 31, 2024, on May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between us and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated. We are now in litigation regarding our license agreement. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate.

If we are unsuccessful or are unable to enforce our rights under the license agreement, our business and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sale of Unregistered Securities

During the three months ended September 30, 2024, we issued 20,000 shares of common stock to Paramount Advisors, LLC in connection with a consulting agreement. The sale of shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act.

There were no other sales of unregistered securities during the three months ended September 30, 2024.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the nine months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: October 30, 2024

By:	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: October 30, 2024

