Form 10-K
period 2024-12-31
Processa Pharmaceuticals, Inc.
filed 2025-03-20
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 28, 2024, the last business day of the most recently completed second quarter, based upon the closing price of Common Stock on such date as reported on Nasdaq Capital Market, was approximately $5.8 million.

The number of outstanding shares of the registrant’s common stock as of March 12, 2025 was 5,269,240.

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

“NGC” means Next Generation Cancer therapy, referring to the drugs in our pipeline that change the metabolism or distribution of existing cancer drugs to increase potency and reduce toxicity.

“NL” means Necrobiosis Lipoidica, a rare chronic and granulomatous disorder.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K and are summarized below under the “Summary Risk Factors” section. These risks include, but are not limited to, the following:

●	our ability to obtain funding for our future clinical trials, preclinical activities and our operations;

●	our ability to meet obligations under our license agreements;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	our ability to obtain and maintain regulatory approval of our product;

●	the potential market size, opportunity and growth potential for our product candidates, if approved;

●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize our product candidates, if approved;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	the initiation, timing, progress and results of clinical trials and pre-clinical studies for our NGC drugs;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates by physicians, patients, third-party payors and others in the medical community, if approved;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance; and

●	other risks and uncertainties, including those described under part I, Item 1A. Risk Factors of this Annual Report.

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of Next Generation Cancer therapy (“NGC”) small molecules, two of which are in, or have completed, Phase 2 trials, and one is in pre-clinical development.

We believe our strategy reduces clinical risk, regulatory risk and commercial risk. Our risk-mitigated strategy is to identify existing cancer therapies where the mechanism of action is well understood and that are cornerstones of current treatment regimens, but are highly toxic, with side effects that are often treatment limiting (see Our Strategy below). We devise technologies to change the way the body metabolizes them, or the way they are distributed within the body, to improve the therapeutic effect and reduce toxicity. We then efficiently develop our pipeline of Next Generation Cancer therapies utilizing our proprietary Regulatory Science Approach (see Regulatory Science Approach below), which we believe will further increase the likelihood of regulatory approval. Since the underlying drugs are already commonly used in cancer therapy, we believe, that if our clinical trials are successful, and are showing better efficacy and tolerability than the currently used drugs, the commercial adoption for our NGC therapies will be rapid and broad.

The NGC treatments in our pipeline are as follows (see Our Drug Pipeline below for a more detailed discussion of each):

●

PCS6422, also referred to as NGC-Cap, is a combination of PCS6422 and a lower dose of capecitabine.

Capecitabine is an oral prodrug of the cancer drug 5-fluorouracil (“5-FU”), which is further metabolized into cancer-killing metabolites. It is used in many solid tumor treatment regimens, like breast cancer and colon cancer. Millions of doses of capecitabine are used annually. In 2021 Medicare Part B alone reports over 9.2 million dosing units used. Significant side effects, such as Hand-Foot Syndrome (“HFS”) and cardiotoxicity, typically occur in up to 70% of patients treated with capecitabine. These side effects frequently result in decreased or interrupted doses, or discontinuation of treatment with capecitabine, which undermines its effectiveness to the patient.

PCS6422, without having any clinically meaningful anti-cancer effect itself, alters the metabolism of 5-FU within the body, reducing interpatient and intrapatient variability in DPD, raising plasma levels of bioavailable 5-FU, and lengthening the time of pharmacologic exposure to the drug. This results in increased 5-FU distribution to the cancer cells. NGC-Cap has been found to be up to 50 times more potent than capecitabine alone, based on the systemic exposure of the capecitabine metabolite 5-FU.

In clinical trials, NGC-Cap has shown a better safety profile than capecitabine alone. Since a much smaller amount of these metabolites are formed with NGC-Cap, the side effects appear in fewer patients and are less severe. Like capecitabine, NGC-Cap could potentially be used to treat patients with various cancers, such as breast, colorectal, gastrointestinal, and pancreatic.

In 2024, we started our Phase 2 trial of NGC-Cap in advanced or metastatic breast cancer patients. After 20 patients have been treated, an interim analysis will be conducted.

●	PCS3117, also referred to as NGC-Gem, is a cytidine analog similar to gemcitabine (Gemzar®), but different enough in chemical structure that some patients are more likely to respond to NGC-Gem than gemcitabine. In addition, we believe those patients that are inherently resistant, or who acquire resistance, to gemcitabine are likely to not be resistant to NGC-Gem. The difference in response occurs because NGC-Gem is metabolized to its Active Metabolite through a different enzyme system than gemcitabine.

●

PCS11T, also referred to as NGC-Iri, is an analog of SN38 (SN38 is the active metabolite of irinotecan). The chemical structure of NGC-Iri is designed to influence the uptake of the drug into cancer cells, resulting in more NGC-Iri entering cancer cells than normal cells.

Irinotecan is widely used in lung, pancreatic, ovarian, cervical & other solid tumor cancers. Onivyde® is irinotecan in a liposomal formulation. Approximately 15-35% of patients respond to irinotecan across the solid tumor cancers. Major drawbacks are the side-effect profile, including black box warnings for diarrhea and myelosuppression. Dose limiting side effects result in fewer patients being able to benefit from treatment. Despite the black box warning for severe side effects, Medicare reported a total of more than 1.8 million doses of irinotecan and Onivyde® in 2021.

Our preclinical study in mouse xenograft models showed that after NGC-Iri administration, there was greater accumulation of SN-38 in the tumor compared with other tissues than after irinotecan or Onivyde® administration. Additionally, less SN-38 accumulated in non-cancer tissues, such as muscle, after NGC-Iri administration than after irinotecan or Onivyde® administration, supporting the potential for a better NGC-Iri safety profile.

We are currently evaluating options to monetize two non-oncology drug assets, which may include out-licensing or partnering these assets with one or more third parties.

●	PCS12852 is a highly specific and potent 5HT4 agonist that is Phase 2B ready as potentially the first meaningful treatment for diabetic gastroparesis patients. Gastroparesis is a chronic digestive disorder characterized by delayed gastric emptying of solid food without obstruction. Gastroparesis symptoms include: nausea, vomiting, postprandial fullness, early satiety, abdominal pain, heartburn and poor appetite. Global prevalence of gastroparesis is over 30 million, with a diabetic population of over 8 million.

We have completed a Phase 2A trial for PCS12852 in gastroparesis patients with positive results.

●	PCS499 is a drug that can be used to treat unmet medical need conditions caused by multiple pathophysiological changes. We are presently defining the development plan for the use of PCS499 in a primary glomerular disease. We believe that PCS499 could be successfully developed in a primary glomerular disease such as focal segmental glomerulosclerosis, or FSGS, and IgA. We intend to design a development program with the next study being an adaptive designed Phase 3 trial, meet with the FDA, and then find a partner to take the drug to approval.

Our Strategy

We believe our strategy reduces clinical risk, regulatory risk and commercial risk, while addressing a critical need in fighting cancer.

Historically, cancer therapies targeted rapidly dividing cells because cancer cells tend to divide and grow more quickly than normal cells. Unfortunately, most of these drugs do not distinguish between cancer cells and normal cells that also divide rapidly, such as those in the bone marrow, digestive tract, and hair follicles. Prior to FDA’s Project Optimus Initiative, oncology drug developers would begin human clinical trials with dose-escalating studies meant to identify a Maximum Tolerated Dose (“MTD”), which they hoped would be high enough to impact the cancer. If approved by the FDA, the recommended dose would be at or near the MTD, resulting in many patients suffering from severe side effects from treatment. Developers were defining the “optimal” treatment dose by the highest dose that may potentially be tolerated and then assumed that the highest dose would also provide the greatest efficacy, which may not have been correct.

Our risk-mitigated strategy is to identify existing effective cancer therapies where the active cancer-killing ingredients are well understood and that are foundations of current treatment regimens, but are highly toxic, with side effects that are often treatment limiting. We then devise technologies to change the way the body metabolizes the drugs, or the way they are distributed within the body, to increase potency and reduce toxicity. By modifying the drugs in this manner, we believe our treatments will provide improved safety and efficacy profiles when compared to their currently marketed counterparts. We believe our approach will extend survival and improve quality of life for many patients fighting cancer. We also believe that we can develop these drug candidates at a lower cost with a higher success rate than is common in the industry. We call our drug candidates Next Generation Cancer (NGC) therapies.

Clinical Risk

We already know these drugs work. They have been used in cancer treatment for decades, and there are hundreds, if not thousands, of scientific publications looking at all aspects of the drugs. In many ways, these drugs are better understood now than when they were first approved. This improved knowledge, added to the data from prior human clinical trials, leads us to believe clinical risk is significantly reduced when compared to a potential drug that is focusing on a new mechanism of action or new target. By modifying how an existing anti-cancer drug is metabolized or distributed within the body, thereby making the existing drug less toxic and more effective, we do not rely on finding an MTD that exceeds what is safe for many patients. Instead, we seek to merely increase the amount of the proven anti-cancer ingredients in the cancer cells, while reducing those ingredients in healthy cells, often with a lower dose of the approved drug, which we believe results in less clinical risk.

Regulatory Risk

Our strategy is to efficiently develop our pipeline of Next Generation Cancer therapies utilizing our proprietary Regulatory Science Approach (described more fully in “Regulatory Science Approach” below), including the principles associated with FDA’s Project Optimus oncology initiative and the related FDA draft guidance (Optimus, 2025). Part of the development includes determining the optimal dosage regimen, rather than an MTD, based on the dose-response relationship. By changing either the metabolism, distribution, and/or elimination of already FDA-approved cancer drugs (e.g., capecitabine, gemcitabine, and irinotecan) or their Active Metabolites, we believe that our oncology drugs represent the next generation of cancer therapy with an improved safety and efficacy profile, thereby potentially benefiting more patients while maintaining the mechanism of how the drug kills cancer cells. By combining these modified, approved cancer treatments with our Regulatory Science Approach and our experience using the principles of FDA’s Project Optimus initiative, we anticipate that we will be able to increase the probability of FDA approval, improve the safety-efficacy profile over the existing counterparts of our NGC drugs, and more efficiently develop each drug.

Commercial Risk

Since the underlying drugs are already heavily used in cancer therapy, we believe that, if our clinical trials are successful in demonstrating greater efficacy with better tolerability, our NGC therapies will be rapidly and broadly adopted. Why would an oncologist use the older, more toxic drug?

Summary

To date, we have data that we believe suggests our NGC treatments are likely to have a better safety-efficacy profile than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also differentiating our NGC treatments from the existing treatment in the market.

Regulatory Science Approach

Our Regulatory Science Approach was conceived in the early 1990s when the founders of Processa and other faculty at the University of Maryland worked with the FDA to develop multiple FDA Guidances. Regulatory science is the science of developing new tools, standards, and approaches to assess the safety, efficacy, quality, and performance of all FDA-regulated products. Two of our founders, Dr. David Young and Dr. Sian Bigora, developed trade secrets and know-how developed from the regulatory science research initially developed in collaboration with FDA and later refined by Drs. Young and Bigora over the last 30+ years. They also expanded the original regulatory science concept by including it in pre-clinical and clinical studies to justify the benefit-risk assessment required for FDA approval when designing the development programs of new drug products. Our regulatory science approach defines the scientific information that the FDA requires to determine if the benefit outweighs the risk of a drug in a specific population of patients and at a specific dosage regimen for a specific drug product. The studies are designed to obtain the necessary scientific information to support the regulatory decision.

Recently, the FDA took steps to define some of the regulatory science required for the FDA approval of oncology products. Historically, most cancer drugs were dosed at the MTD, which lead to many patients experiencing significant side effects and lower quality of life. What was ignored was that a lower dose may result in the same efficacy as a higher dose while providing fewer side effects and/or less severe side effects. Through the FDA’s Project Optimus Oncology Initiative (Optimus, 2025) and the related Draft Guidance on determining the “optimal” dosage regimen for an oncology drug, the FDA chose to make the development of oncology drugs more science-based than in the past. Since the principles of the FDA’s Project Optimus and the related Draft Guidance have been used by our regulatory science approach in a number of non-oncology drugs, our experience with the principles of Project Optimus differentiates us from other biotechnology companies by focusing us, not only on the clinical science, but also on the equally important regulatory process. We believe utilizing our Regulatory Science Approach provides us with three distinct advantages:

●	Greater efficiencies (e.g., the right trial design and trial readouts);
●	Greater possibility of drug approval by the FDA or other regulatory authorities; and
●	Greater ability to evaluate the benefit-risk of a drug compared to existing therapy, which allows prescribers to provide better treatment options for each patient.

Our Drug Pipeline

Our oncology pipeline currently consists of NGC-Cap, NGC-Gem and NGC-Iri (also identified as PCS6422, PCS3117, and PCS11T, respectively) and two non-oncology drugs (PCS12852 and PCS499). We are exploring options for our non-oncology drugs, which may include out-licensing or partnership opportunities. A summary of each drug is provided below.

NGC-Cap

●	NGC-Cap is a combination of PCS6422 and a lower dose of the FDA-approved cancer drug capecitabine.

Capecitabine (NCI, 2025), as presently prescribed and FDA-approved, is an oral prodrug of the cancer drug 5-fluorouracil (“5-FU”) (Casale J, 2024), which is itself widely used as an intravenous anticancer agent in many types of cancer. Capecitabine is metabolized into 5-FU where it is then further metabolized to anabolites (which kill both cancer cells and normal duplicating cells) and catabolites (have no cancer killing properties and may cause side effects) (Yen-Revollo, 2008). In 2021, Medicare Part B alone reports over 9.2 million dosing units of capecitabine used.

Dihydropyrimidine dehydrogenase (“DPD”) is an enzyme that helps the body break down thymine and uracil, and inactivates 80–90% 5-FU (Yen-Revollo, 2008). This means the dose of capecitabine must be high enough to account for the DPD effect. However, DPD enzyme activity has been shown to vary among individuals in a Gaussian pattern (i.e. normal distribution or bell-shaped curve), with as much as a sixfold variation from the lowest to the highest values. This wide variation in DPD activity is likely responsible for the wide variation in the half-life observed in patients in population studies (Diasio, 1998). This may suggest a source of the high incidence of moderate to severe side effects experienced by people taking capecitabine.

Adverse side effects occur in up to 70% of patients treated with capecitabine (Yen-Revollo, 2008) (Xeloda Package Insert, 2015), including myelosuppression, cardiac toxicity, mucositis, diarrhea, and hand-foot syndrome (“HFS”). These side effects frequently result in decreased doses, interrupted doses, or discontinuation of treatment with capecitabine, which limits its effectiveness to the patient. Approximately 30% of patients will experience toxicities above grade 3, and approximately 10% to 20% will require hospitalization to treat these toxicities (Meulendijks D, 2016).

HFS occurs in 15.5% to 68.3% (median, 53.5%) of patients treated with capecitabine (Yen-Revollo, 2008). The molecular pathophysiology of 5-FU-induced HFS remains unclear, but since combination therapy of 5-FU with a DPD inhibitor significantly reduces the occurrence of HFS, it suggests that the toxicity may be due to a byproduct of DPD catabolism of the drug (Yen-Revollo, 2008).

PCS6422 is an orally administered irreversible inhibitor of the enzyme DPD. When capecitabine is given in combination with PCS6422 (“NGC-Cap”), PCS6422 significantly changes the metabolism of 5-FU, which results in a change in the distribution of 5-FU within the body. Due to this change in metabolism, and the overall metabolite profile of anabolites and catabolites, the side effect and efficacy profile of NGC-Cap has been found to be different from capecitabine given without PCS6422. Since the potency of NGC-Cap is greater than FDA-approved capecitabine, the amount of capecitabine anabolites formed from 1mg of capecitabine administered in NGC-Cap will, therefore, be much greater than would be formed from the administration of 1mg of existing capecitabine. Therefore, a lower dose of capecitabine would be expected to accomplish the same, or greater, cancer-killing activity. Importantly, chemically inhibiting DPD activity also reduces interpatient and intrapatient variability, raises plasma levels of bioavailable 5-FU, and lengthens the time of pharmacologic exposure to the drug (Yen-Revollo, 2008), meaning that there should be less variability in response and side effects.

On August 2, 2021, we enrolled the first patient in our Phase 1B trial in patients with advanced refractory gastrointestinal (GI) tract tumors. Our interim analysis of Cohorts 1 and 2A found no dose-limiting toxicities (DLTs), no drug-related adverse events greater than Grade 1, and no adverse events associated with the catabolites of 5-FU such as HFS. In this Phase 1B trial, it was demonstrated that the irreversible inhibition of DPD by PCS6422 could alter the metabolism, distribution and elimination of 5-FU, making NGC-Cap significantly (up to 50 times) more potent than capecitabine alone and potentially leading to higher levels of anabolites which can kill replicating cancer and normal cells. By administering NGC-Cap to cancer patients, the balance between anabolites and catabolites changes depending on the dosage regimens of PCS6422 and capecitabine used, making the efficacy-safety profile of NGC-Cap different than that of FDA-approved capecitabine and requiring further evaluation of the PCS6422 and capecitabine regimens to determine the optimal NGC-Cap regimens for patients.

In an effort to better estimate the timeline of DPD inhibition and formation of new DPD, we modified the protocol for the Phase 1B trial and began enrolling patients in the amended Phase 1B trial in April 2022. On November 1, 2022, we announced that data from the Phase 1B trial identified multiple dosage regimens with potentially better safety and efficacy profiles than currently existing capecitabine regimens. Since 5-FU exposure is dependent on both the PCS6422 regimen and the capecitabine regimen, safe regimens were identified as well as regimens that cause DLTs. One of the regimens in the Phase 1B trial did cause DLTs in two patients, one of whom died from complications of his condition in conjunction with the treatment. The Phase 1B trial completed enrollment in early 2024 and the last subject completed the study in July 2024. Data from the Phase 1B showed, that although 5-FU exposure at therapeutic doses was 5 to 10 fold greater than for monotherapy, adverse events from 5-FU catabolites were minimal while anabolite associated adverse events for the highest dose cohorts were similar to those reported for monotherapy. In these evaluable subjects with refractory or intolerant cancer, the combination of PCS6422 and capecitabine showed an efficacy with a partial response rate of 11%, stable disease rate of 44%, and a median progression free survival of 93 days. This safety and efficacy data supports the inclusion of the 2 dosage regimens of PCS6422 in combination with capecitabine (from Cohort 3 [75 mg BID] and Cohort 4 [225 mg BID]) in the Phase 2 study. The safety review committee determined the MTD and RP2D as (capecitabine 450 mg/day; 225 mg BID), the Cohort 4 dosing regimen.

In parallel with the Phase 1B trial, we had discussions with the FDA which clarified that the major goal for the next Phase 2 trial would be to evaluate and understand the dose- and exposure-response relationship for anti-tumor activity and safety. The specific dosage regimens for the trial were defined following the determination of the MTD from Phase 1B trial. Following the FDA meeting on December 11, 2023, we determined the next NGC-Cap trial would be a Phase 2 trial in breast cancer. This decision was supported through discussions with the FDA, where we agreed with the FDA that the development of NGC-Cap in breast cancer would be a more efficient development program than metastatic colorectal cancer and improve the likelihood of FDA approval. The FDA agreed that the data generated from past and existing studies could be used to directly support the Phase 2 trial in breast cancer. Capecitabine is already approved as both monotherapy and combination therapy in breast cancer, which contributes to the logic and efficiency of our current direction. In addition, the FDA’s agreement that our present data would support a Phase 2 trial in breast cancer makes the expansion seamless. The objective for the Phase 2 trial is to provide safety-efficacy data to preliminarily demonstrate the benefit of NGC-Cap over monotherapy capecitabine. Based on this expansion to breast cancer, we expanded our Oncology Advisory Board to include key breast cancer oncologists.

The IND for the evaluation of NGC-Cap for the treatment of breast cancer was cleared by the FDA on July 24, 2024, and allowed for the Phase 2 trial to be initiated. The Phase 2 study (NCT06568692) is a global multicenter, open-label, adaptive designed safety-efficacy trial comparing two different doses of NGC-Cap to FDA-approved monotherapy capecitabine in approximately 60 to 90 patients with advanced or metastatic breast cancer. The trial is designed to evaluate the safety-efficacy profile of NGC-Cap versus monotherapy capecitabine, to determine the potential optimal dosage regimens of NGC-Cap as required by the FDA Project Optimus Initiative and to evaluate the possibility of personalizing NGC-Cap therapy. The first patient in the trial was dosed on October 2, 2024, and the trial is currently enrolling additional patients. After 20 patients have been treated, an interim analysis will be conducted.

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

NGC-Gem

●	PCS3117, also referred to as NGC-Gem, is a cytidine analog similar to gemcitabine (Gemzar®), but different enough in chemical structure that some patients are more likely to respond to NGC-Gem than gemcitabine. In addition, we believe those patients that are inherently resistant, or who acquire resistance, to gemcitabine may not be resistant to NGC-Gem. The difference in response occurs because NGC-Gem is metabolized to its Active Metabolite through a different enzyme system than gemcitabine.

Gemcitabine is widely used in pancreatic, gall bladder, lung, and other solid tumor cancers. Approximately 20%-40% of patients respond to gemcitabine across solid tumor cancers. Resistance to gemcitabine is a key problem with 55%-85% of patients are inherently resistant or acquire resistance (Gemzar PI, 2019). In 2021, Medicare Part B alone reports over 840,000 dosing units used.

PCS3117 has completed a Phase 2A trial in patients with progressive metastatic pancreatic cancer after previous chemotherapy treatments, including 93% refractory to gemcitabine, with the following results:

●	31% (14 patients) had progression-free survival for 8 weeks or more
●	12% (5 patients) had stable disease for more than 4 months
●	One patient had a tumor reduction of 40% after 28 days of treatment
●	Mild to moderate adverse events were reported with a better overall safety profile than gemcitabine.

Like gemcitabine, NGC-Gem could be used to treat patients with various cancers such as pancreatic, biliary tract, lung, ovarian, and breast. We estimate more than 275,000 patients in the United States were newly diagnosed in 2022 with pancreatic, biliary tract, lung, ovarian, and breast cancer.

NGC-Iri

●

PCS11T, also referred to as NGC-Iri, is an analog of SN38 (SN38 is the active metabolite of irinotecan). The chemical structure of NGC-Iri is designed to influence the uptake of the drug into cancer cells, resulting in more NGC-Iri entering cancer cells than normal cells.

Irinotecan is widely used in lung, pancreatic, ovarian, cervical & other solid tumor cancers. Onivyde® is irinotecan in a liposomal formulation. Approximately 15-35% of patients respond to irinotecan across the solid tumor cancers. Major drawbacks are the side-effect profile, including black box warnings for diarrhea and myelosuppression (Camptosar PI, 1996) (Onivyde PI, 1996). Dose limiting side effects result in less patients being able to benefit from treatment. Despite the black box warning for severe side effects, Medicare reported a total of more than 1.8 million doses of irinotecan and Onivyde® in 2021.

Our preclinical study in mouse xenograft models showed that after NGC-Iri administration, there was greater accumulation of SN-38 in the tumor compared with other tissues than after irinotecan or Onivyde® administration. Additionally, less SN-38 accumulated in non-cancer tissues, such as muscle, after NGC-Iri administration than after irinotecan or Onivyde® administration, supporting the potential for a better NGC-Iri safety profile.

Accumulation of SN-38 in the tumor compared with other tissues was greater after NGC-Iri administration than after irinotecan or Onivyde® administration:

●	Tumor-to-muscle ratio of approximately 200 for NGC-Iri and less than 15 for irinotecan and Onivyde®
●	Tumor-to-plasma ratio approximately 10 for NGC-Iri and less than 7 for irinotecan and Onivyde®

The muscle-to-plasma ratio was less than 0.10 for NGC-Iri and greater than 0.4 for irinotecan and Onivyde®

We are defining the potential paths to approval, which include defining the targeted patient population and the type of cancer. In 2025, subject to available funding, we plan to expand the preclinical analysis, including additional preclinical efficacy and toxicity studies; evaluate manufacturing options for NGC-Iri; and conduct chemistry, manufacturing and control (CMC) activities and pre-IND enabling studies.

Like irinotecan, NGC-Iri could be used to treat patients with various cancers such as lung, colorectal, gastrointestinal, and pancreatic cancer. We estimate at least 200,000 patients in the United States were newly diagnosed in 2022 with lung, colorectal, gastrointestinal, and pancreatic cancer.

Non-Oncology Pipeline for Out-licensing or Partnership

●

PCS12852 is a highly specific and potent 5HT4 agonist that that is Phase 2B ready as potentially the first meaningful treatment for diabetic gastroparesis patients.

The target indication for PCS12852 is the treatment of moderate to severe gastroparesis in diabetic patients. Gastroparesis is a chronic digestive disorder characterized by delayed gastric emptying of solid food without obstruction. Gastroparesis symptoms include: nausea, vomiting, postprandial fullness, early satiety, abdominal pain, heartburn and poor appetite. Global prevalence of gastroparesis is over 30 million, with a diabetic population of over 8 million (Delveinsight), with 60% experiencing moderate to severe symptoms. Eighty percent of patients are female.

PCS12852 was initially evaluated in clinical studies in South Korea for gastric emptying and gastrointestinal motility in healthy volunteers and volunteers with a history of constipation. In October 2021, the FDA cleared our IND application to proceed with a Phase 2A trial for the treatment of gastroparesis. We enrolled our first patient on April 5, 2022 and completed enrollment of the trial on September 2, 2022. Results from this Phase 2A trial, which included 25 patients with moderate to severe gastroparesis, demonstrated improvements in gastric emptying in patients receiving 0.5 mg of PCS12852 as compared to placebo. The results indicated that for the patients in the PCS12852 group, the mean time for 50% of the gastric contents to empty (t50) compared to their baseline value (±SD) decreased by -31.90 min (±50.53) (compared to the change seen in the placebo group of only -9.36 min (±42.43). Significant gastric emptying differences were not observed between the placebo and the 0.1 mg dose. Adverse events associated with the administration of PCS12852 were generally mild to moderate as expected, limited in duration, and quickly resolved without any sequelae. There were no cardiovascular safety events or serious adverse events reported during the trial. Additionally, the 0.5 mg of PCS12852 showed a greater improvement than placebo in the gastroparesis symptomology scales used in the trial, including both total scores in the scales, as well as sub-scores such as nausea, vomiting and abdominal pain. With the trial now complete, we have the data necessary to finalize the development plan for the treatment of diabetic gastroparesis patients.

We are exploring options for PCS12852, which may include licensing, partnering and/or collaborating opportunities.

●

PCS499 is an oral tablet of the deuterated analog of one of the major metabolites of pentoxifylline (PTX or Trental®). PCS499 is a drug that can be used to treat unmet medical need conditions caused by multiple pathophysiological changes. We are presently defining the development plan for the use of PCS499 in a primary glomerular disease.

PCS499 was previously evaluated in a Phase 2 trial for the treatment of diabetic nephropathy and successfully demonstrated a positive change in proteinuria. Unfortunately, the primary endpoint for diabetic nephropathy was not proteinuria, so the development was discontinued. We do not believe that ulcerative and non-ulcerative necrobiosis lipoidica (uNL and NL, respectively) are potential target indications and do not expect to find a partner to develop PCS499 in these indications.

However, within the last couple of years, FDA has approved drugs based on the change in proteinuria for the primary endpoint in glomerular disease IgA. Since diabetic nephropathy is not a primary glomerular disease, diabetic nephropathy is still not a viable indication given the endpoint required and the potential size/cost of a study. In evaluating the previous data, we believe that PCS499 could be successfully developed in a primary glomerular disease such as focal segmental glomerulosclerosis, or FSGS, and IgA. We intend to design a development program with the next study being an adaptive designed Phase 3 trial, meet with the FDA, and then find a partner to take the drug to approval.

Market Overview

Capecitabine

Market Drivers:

●	Increasing Cancer Prevalence: The rising incidence of cancers such as breast and colorectal cancers in the U.S. is a significant driver. The American Cancer Society estimated that over 313,000 new cases of breast cancer would be diagnosed and over 42,000 deaths in 2024. They also estimated over 152,000 new cases of colorectal cancer would be diagnosed and over 53,000 deaths.
●	Aging Population: The growing elderly population, particularly the baby boomer generation, contributes to a higher incidence of cancer, thereby increasing the demand for capecitabine.

Market Size and Growth:

●	2022: The U.S. capecitabine market was valued at approximately USD 408.2 million (GMI Insights, 2023).
●	2032 Projection: The market is expected to reach USD 652.9 million, reflecting a compound annual growth rate (CAGR) of 4.9% from 2023 to 2032 (GMI Insights, 2023).
●	In 2021 more than 9,200,000 dosing units of capecitabine were reported by Medicare Part B, suggesting a total that may exceed 17,000,000 when considering non-Medicare patients.

Gemcitabine

Market Size and Growth:

●	2023: The U.S. gemcitabine market was valued at approximately USD 727.5 million (Fact.MR, 2023).
●	2033 Projection: The market is expected to reach USD 1.43 billion, reflecting a compound annual growth rate (CAGR) of 7% from 2023 to 2033 (Fact.MR, 2023).
●	In 2021 more than 840,000 dosing units of capecitabine were reported by Medicare Part B, suggesting a total that may exceed 1,700,000 when considering non-Medicare patients.

Market Drivers:

●	Increasing Cancer Prevalence: The rising incidence of cancers such as pancreatic and non-small cell lung cancers in the U.S. is a significant driver.
●	Aging Population: The growing elderly population contributes to a higher incidence of cancer, thereby increasing the demand for gemcitabine.

Market Segmentation:

●	By Indication: The market is segmented into pancreatic cancer, non-small cell lung cancer, breast cancer, ovarian cancer, and others.

Irinotecan / SN-38

Market Size and Growth:

●	The global irinotecan market is experiencing significant growth, primarily driven by the increasing prevalence of colorectal cancer and advancements in cancer therapeutics. In 2023, the market was valued at approximately USD 9.2 billion and is projected to reach around USD 14.7 billion by 2032, reflecting a compound annual growth rate (CAGR) of 6.5% during this period (Dataintelo, 2024).
●	In 2021 more than 1,800,000 dosing units of capecitabine were reported by Medicare Part B, suggesting a total that may exceed 3,000,000 when considering non-Medicare patients.

Market Segmentation:

●	Colon Cancer: Irinotecan is a cornerstone in the treatment regimen for metastatic colon cancer, often used in combination therapies.
●	Rectal Cancer: Employed in cases where the disease has advanced or recurred, enhancing patient survival rates.
●	Other: Includes applications in treating small cell lung cancer and other malignancies where irinotecan has shown efficacy.

Key Market Drivers:

●	Rising Cancer Prevalence: The global increase in colorectal and other cancers necessitates effective treatments like irinotecan.
●	Adverse Effects: Common side effects, such as neutropenia and diarrhea, can limit patient compliance and pose challenges in treatment management.

References

Camptosar PI. (1996). Camptosar Package Insert. Retrieved from https://www.accessdata.fda.gov/drugsatfda_docs/label/2014/020571s048lbl.pdf

Casale J, P. P. (2024, 2 16). StatPearls. Retrieved from https://www.ncbi.nlm.nih.gov/books/NBK549808/

Consegic. (2025, Jan). Capecitabine Market - Size, Industry Share, Growth Trends and Forecasts (2025-2032). Retrieved from https://www.consegicbusinessintelligence.com/capecitabine-market

Dataintelo. (2024). Irinotecan Market Outlook 2032. Retrieved from https://dataintelo.com/report/global-irinotecan-market

Delveinsight. (2019, Oct). Gastroparesis: Market Insights, Epidemiology, and Market Forecast-2028. Delveinsight

Diasio, R. B. (1998). The Role of Dihydropyrimidine Dehydrogenase (DPD) Modulation in 5-FU Pharmacology. Oncology, Vol 12; Issue 10.

Fact.MR. (2023, April). Gemcitabine HCL Market. Retrieved from https://www.factmr.com/report/4646/gemcitabine-hcl-market

Gemzar PI. (2019, May). Gemzar Package Insert. Retrieved from https://www.accessdata.fda.gov/drugsatfda_docs/label/2019/020509s082lbl.pdf

GMI Insights. (2023, October). Capecitabine Market Size - By Indication (Breast, Colorectal, Gastric, Pancreatic), By Synthesis Type (Chemical Based API, Biological API, Highly Potent API, Mode, Global Forecast 2023- 2032. Retrieved from https://www.gminsights.com/industry-analysis/capecitabine-market

Market Data Forecast. (2024, June). North America Capecitabine Market Research Report - Segmented By Application, Drug Formulation & Country (U.S, Canada & Rest of North America) - Industry Analysis, Size, Share, Growth, Trends, & Forecasts (2024 to 2032). Retrieved from https://www.marketdataforecast.com/market-reports/na-capecitabine-market

Meulendijks D, C. A. (2016). Improving safety of fluoropyrimidine chemotherapy by individualizing treatment based on dihydropyrimidine dehydrogenase activity – Ready for clinical practice? . Cancer Treat Rev. , 50:23-34.

NCI. (2025, 1 2). National Cancer Institute - Capecitabine. Retrieved from https://www.cancer.gov/about-cancer/treatment/drugs/capecitabine

Onivyde PI. (1996). Onivyde Package Insert. Retrieved from https://www.accessdata.fda.gov/drugsatfda_docs/label/2024/207793s016lbl.pdf

Optimus, F. (2025). FDA Project Optimus. Retrieved from https://www.fda.gov/about-fda/oncology-center-excellence/project-optimus

Yen-Revollo, J. L., & Goldberg, R. a. (2008). Can Inhibiting Dihydropyrimidine Dehydrogenase Limit Hand-Foot Syndrome Caused by Fluoropyrimidines? Clinical Cancer Research, 14:8-13.

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

	CoNCERT	Yuhan	Aposense	Elion	Ocuphire	Total
U.S. patents	9	6	3	2	6	25

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

We are required to use commercially reasonable efforts, at our sole cost and expense to research, develop and commercialize products in one or more countries, including dosing a first patient with a product in a Phase 2 or 3 clinical trial by October 6, 2024. We dosed our first patient in a Phase 2 clinical trial on October 2, 2024. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 90-day opportunity to cure such breach (which is shortened to 15 days for a payment breach). See Item 3 – Legal Proceedings herein for additional information regarding the status of the Elion License Agreement.

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

The EU clinical trials legislation is currently undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU.

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

Human Capital

As of March 12, 2024, we had 10 full- and part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union and we believe our relationships with our employees are good.

We are highly dependent upon the principal members of our small management team and staff, including our Chief Executive Officer, George Ng; President of Research and Development, David Young, Pharm.D., Ph.D; and our Chief Development and Regulatory Officer, Sian Bigora, Pharm.D. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements may still allow these employees to leave our employment at any time, for or without cause. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical and scientific personnel.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We need to raise additional capital to fund our operations.
●	We have incurred a history of operating losses and expect to continue to incur substantial costs for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability. Our financial situation creates doubt whether we will continue as a going concern.
●	We have limited cash resources and will require additional financing.
●	We will need to raise additional capital to complete the development efforts for NGC-Cap, NGC-Gem, and/or NGC-Iri. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.
●	Our financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.
●	Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

●	Our licenses are subject to termination by the licensor in certain circumstances and any termination of a license agreement would result in a loss of important rights and have a material adverse impact on our business and prospects.
●	We currently do not have, and may never develop, any FDA-approved, licensed or commercialized products.
●	We depend entirely on the successful development of our product candidates, which have not yet demonstrated efficacy for their target indications in clinical trials. We may never be able to demonstrate efficacy for our product candidates, thus preventing us from licensing, obtaining marketing approval by any regulatory agency, and/or commercializing our product(s).
●	We must successfully complete clinical trials for our product candidates before we can apply for marketing approval.
●	We have little corporate history of conducting clinical trials. Our planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	Disruptions at the FDA and other government agencies could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully license or commercialize the product and the revenue that we generate from its sales, if any, may be limited.
●	We are completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.
●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expenses.
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
●	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
●	We could face competition from other biotechnology and pharmaceutical companies, and our operating results would suffer if we fail to innovate and compete effectively.
●	We rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.
●	Although we may pursue expedited regulatory approval pathways for a product candidate, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development, regulatory review or approval process.
●	Third-party coverage and reimbursement, health care cost containment initiatives and treatment guidelines may constrain our future revenues.
●	Legal, regulatory and legislative changes with respect to reimbursement, pricing and contracting may adversely affect our business and future prospects.
●	We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.
●	If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.
●	We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.
●	Changes in U.S. and international trade policies, particularly with respect to China, Europe and India may adversely impact our business and operating results.

Risks Relating to Our Intellectual Property Rights

●	We cannot ensure protection of our licensed intellectual property rights.
●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

General Company-Related Risks

●	Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our business.
●	If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, interruptions or disruptions to operations or clinical trials, reputational harm, litigation, fines and penalties.
●	We are exposed to cyber-attacks and data breaches, including the risks and costs associated with protecting our systems and maintaining integrity and security of our business information, as well as personal data of our guests, employees and business partners.

Risks Related to Ownership of Our Common Stock

●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.
●	Future equity offerings, license transactions or acquisitions may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.
●	Our common stock price is expected to be volatile.
●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to us as such may make our common stock less attractive to our stockholders and investors.
●	We do not currently intend to pay dividends to our stockholders in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in our value.
●	If securities or industry analysts do not publish research or reports about our business, or if they publish negative evaluations of our stock or negative reports about our business, our stock price and trading volume could decline.
●	Provisions in our corporate documents and Delaware law could have the effect of delaying, deferring, or preventing a change in control of us, even if that change may be considered beneficial by some of our stockholders.
●	Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business and the development of our product candidates.

Risks Related to Our Financial Position and Need for Additional Capital

We need to raise additional capital to fund our operations.

We have incurred recurring losses since inception and had an accumulated deficit of approximately $87.2 million at December 31, 2024. At December 31, 2024, we had cash and cash equivalents totaling $1.2 million and prepaid expenses with the clinical research organizations of our Phase 1B and Phase 2 trials of $1.7 million. Following our January public offering, we believe that our cash on hand will allow us to continue our Phase 2 trial of NGC-Cap and satisfy our capital needs into mid-2025 under our current business plan. In 2025, we will need to raise additional capital to fund our operations and continue our planned development of our NGC drugs.

We have incurred a history of operating losses and expect to continue to incur substantial costs for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability. Our financial situation creates doubt whether we will continue as a going concern.

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

We will need to raise additional capital to complete the development efforts for NGC-Cap, NGC-Gem and/or NGC-Iri. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

We will need to raise additional capital to fund our operations and continue to support our planned development of our next generation cancer therapy drugs. Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing, rate of progress and cost of any clinical trials and other manufacturing/product development activities for our current and any future product candidates that we develop, in-license or acquire;
●	the results of the clinical trials for our product candidates;
●	the timing of, and the costs involved in, FDA approval and any foreign regulatory approval of our product candidates, if at all;
●	the number and characteristics of any additional future product candidates we develop or acquire;
●	our ability to establish and maintain strategic collaborations, licensing, co-promotion or other arrangements and the terms and timing of such arrangements;
●	the degree and rate of market acceptance of any approved products;
●	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;
●	costs and timing of completion of any additional outsourced commercial manufacturing or supply arrangements that we may establish;
●	costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;
●	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;
●	costs of operating as a public company;
●	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
●	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses; and
●	personnel, facilities and equipment requirements.

We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, future debt financing into which we may enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our security holders losing some or all of their investment in us. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

In addition, if we are unable to secure sufficient capital to fund our operations, we may have to enter into strategic collaborations that could require us to share license rights with third parties in ways that we currently do not intend or on terms that may not be favorable to us or our security holders.

Our financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

We had no revenue during the year ended December 31, 2024 or in prior years, and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and for operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses. Our consolidated financial statements have been prepared using U.S. GAAP, and are based on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging pharmaceutical companies regarding product development, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, rapid technological change, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities. We currently have no customers or pharmaceutical products to sell or distribute. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2024, we had net operating loss (NOL) carryforwards of approximately $36.0 million for federal and state income tax available to offset future taxable income, and federal and state research and development tax credits of approximately $1.2 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382). NOL carryforwards prior to 2018 will expire in 2037 if not utilized.

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

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

Our licenses are subject to termination by the licensor in certain circumstances and any termination of a license agreement would result in a loss of important rights and have a material adverse impact on our business and prospects.

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

As previously disclosed, on May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between us and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated. We are now in litigation regarding our license agreement. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate. Any termination of the Elion license would have a material adverse impact on our business and prospects.

Additionally, we have not met certain specific diligence milestones under our license agreements with Ocuphire and Yuhan. Although we are working to extend the deadlines, there can be no assurance that we will be successful and that such agreements will not be terminated, resulting in a loss of important rights.

If we are unable to maintain our license agreements, our business and results of operations will be adversely affected.

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

Our operations to date have been limited to financing and staffing, conducting research and developing our core technologies, identifying and optimizing our lead product clinical candidates, performing due diligence on other potential drug in-licensing opportunities and further moving the clinical product candidates through the development programs identified. Some of the activities in the development programs include receiving FDA IND clearance on one indication for two product candidates, completing a Phase 2A trial for PCS12852 in gastroparesis patients, conducting a Phase 1B trial for NGC-Cap in patients with advanced gastrointestinal tumors, completing a Phase 1 healthy human volunteer trial, completing a Phase 2A clinical trial and conducting a Phase 2 clinical trial in patients with NL and receiving FDA orphan designation on PCS499 in NL. Other activities include improving the manufacturing of PCS499, PCS6422 and NGC-Iri final products and developing regulatory strategy plans for each of the products including expedited review plans, as applicable. Although we have recruited a team that has experience with clinical trials in the United States and outside the United States, as a company, we have only conducted four clinical trials in any jurisdiction and have not had previous experience commercializing product candidates through the FDA or similar submissions to initiate clinical trials or obtain marketing authorization to foreign regulatory authorities. We cannot be certain that other planned clinical trials will begin or be completed on time, if at all; that our development program and studies would be acceptable to the FDA or other regulatory authorities; or that, if regulatory approval is obtained, our product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, consultants and collaborators. Relying on third-party clinical investigators, CROs or collaborators may result in delays that are outside of our control.

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

Disruptions at the FDA and other government agencies could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, staffing cuts, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the drug industry. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If disruptions at the FDA or other agencies occurs, such as those resulting from a restructuring of these agencies, a prolonged government shutdown, or uncertainty regarding U.S. federal government funding, could significantly affect the ability of the FDA to review and process our regulatory submissions in a timely manner, or other factors prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, a reduction or delay in government funding of research and development may adversely affect our business. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. For example, the NIH announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect overhead. While, as of the date of this filing, the order has been temporarily stayed, there can be no assurance that it will not take effect or that other adverse actions will not be taken. Government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities, or NIH funding may not be directed towards our products and studies, both of which could adversely affect our business and our financial results.

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. While the FDA granted orphan-drug designation to PCS499 for the treatment of NL and to NGC-Gem for the treatment of pancreatic cancer, there can be no assurance that we will receive orphan drug designation for any additional product candidates in the indications for which we think they might qualify, if we elect to seek such applications.

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

Changes in U.S. and international trade policies, particularly with respect to China, Europe and India may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. Further, the current administration has imposed tariffs on foreign imports into the United States from China, signaled intent to negotiate and enter into a new trade agreement with India by the end of calendar 2025, and is expected to issue a plan for reciprocal tariffs broadly. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect our ability to commercialize our product candidates if approved, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Intellectual Property Rights

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

General Company-Related Risks

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our business.

The per share price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, from time to time, we may be party to other various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from its assessments and estimates.

On December 3, 2024, two of the investors in our February 2021 private offering filed a lawsuit alleging fraud and negligent misrepresentation in connection therewith and seeking monetary damages. In addition, on May 10, 2024, we filed a lawsuit against Elion Oncology, Inc. disputing the purported termination of a license agreement, which lawsuit is subject to counterclaims by Elion. We intend to vigorously defend ourselves in these lawsuits and cannot at this time predict the likely outcome of any litigation, reasonably determine either the probability of a material adverse result or any estimated range of potential exposure, or reasonably determine how these matters or any future matters might impact our business, our financial condition, or our results of operations, although such impact, including the costs of defense, as well as any judgments or indemnification obligations, among other things, could be materially adverse to us.

Lawsuits may divert our management’s attention, and we may incur significant expenses in defending any lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in any legal dispute may result in monetary damages, penalties or injunctive relief, or the termination of license agreements, which could have a material adverse effect on our financial position, cash flows or results of operations. While we maintain insurance for certain potential liabilities, such insurance does not cover all types of potential liabilities and is subject to various exclusions, as well as limits on amounts recoverable.

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

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy The Nasdaq Capital Market’s continued listing requirements risk delisting, which would have a material adverse effect on our business.

On February 4, 2025, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2). We will have 180 days from February 4, 2025, or through August 4, 2025, to regain compliance. If we do not regain compliance during the compliance period ending August 4, 2025, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notify Nasdaq of our intent to cure the deficiency. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, we may be subject to delisting. In order to satisfy the bid price requirement, we may be required to complete a reverse stock split.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;

●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

●	our ability to remain listed on The NASDAQ Capital Market;

●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;

●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;

●	the results and timing of regulatory reviews relating to the approval of our product candidates;

●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;

●	failure of any of our product candidates, if approved, to achieve commercial success;

●	general and industry-specific economic conditions that may affect our research and development expenditures;

●	the results of clinical trials conducted by others on products that would compete with our product candidates;

●	issues in manufacturing our product candidates or any approved products;

●	the introduction of technological innovations or new commercial products by our competitors;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	future sales of our common stock by us, our insiders or our other stockholders;

●	a negative outcome in any litigation or potential legal proceeding;

●	additions and departures of key personnel;

●	negative publicity or announcements regarding regulatory developments relating to our products;

●	actual or anticipated fluctuations in our financial condition and operating results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;

●	our filing for protection under federal bankruptcy laws; or

●	the other factors described in this “Risk Factors” section.

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

Cybersecurity Incident Reporting and Management

During the years ended December 31, 2023 and 2024, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we remain vigilant and prepared to respond effectively to any incidents, should they arise.

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

On May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between the Company and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated. On July 5, 2024, the Company filed a complaint in the Commercial Division of the Supreme Court of the State of New York, New York County seeking monetary damages, declaratory judgement and injunctive relief. On August 14, 2024, the Company received Elion’s answer and counterclaims. On October 10, 2024, the Company filed its response to Elion’s counterclaims. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate.

On December 3, 2024, Jason Assad and Marc Gyimesi, two of the investors in our February 2021 private offering, filed a lawsuit in the Supreme Court of the State of New York, New York County alleging fraud and negligent misrepresentation in connection therewith regarding alleged company communication and statements and are seeking monetary damages. In addition to being an investor, Mr. Assad was a former investor relations and communications consultant to the Company from September 1, 2021 through June 30, 2024.

We intend to vigorously defend ourselves in these lawsuits and cannot at this time predict the likely outcome of any litigation, reasonably determine either the probability of a material adverse result or any estimated range of potential exposure, or reasonably determine how these matters or any future matters might impact our business, our financial condition, or our results of operations, although such impact, including the costs of defense, as well as any judgments or indemnification obligations, among other things, could be materially adverse to us.

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

Holders

As of March 12, 2025, there were 5,269,240 shares of common stock outstanding and 184 shareholders of record. One of these holders of record is Cede & Co, a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information as to our 2019 Omnibus Incentive Plan as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	507,185	(1)	$462.07	353,641

Equity compensation plans not approved by security holders	2,389		397.60	-

Total	509,574			27,326	(2)

(1)	Includes stock options to purchase 358 shares of our common stock issued under the prior equity compensation plan.
(2)	Consists of shares available for issuance under the 2019 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2024, we issued a total 7,986 shares of common stock to Berg Capital Markets, LLC in connection with a consulting agreement. The shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of the Securities Act, Rule 701 promulgated under the Securities Act or Regulation D promulgated under the Securities Act, relating to transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock in 2024.

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of Next Generation Cancer therapy (“NGC”) small molecules, two of which are in, or have completed, Phase 2 trials, and one is in pre-clinical development. Our risk-mitigated strategy is to identify existing cancer therapies where the mechanism of action is well understood and that are cornerstones of current treatment regimens, but are highly toxic, with side effects that are often treatment limiting (see Our Strategy above). We devise technologies to change the way the body metabolizes them, or the way they are distributed within the body, to improve the therapeutic effect and reduce toxicity. We then efficiently develop our pipeline of Next Generation Cancer therapies utilizing our proprietary Regulatory Science Approach (see Regulatory Science Approach above), which we believe will further increase the likelihood of regulatory approval. Since the underlying drugs are already commonly used in cancer therapy, we believe that if our clinical trials are successful and are showing better efficacy and tolerability than the currently used drugs, the commercial adoption for our NGC therapies will be rapid and broad.

Next Generation Cancer Therapy Pipeline

(see Our Drug Pipeline above for a more detailed discussion of our NGC programs)

●

PCS6422, also referred to as NGC-Cap, is a combination of PCS6422 and a lower dose of capecitabine. Capecitabine is used in many solid tumor treatment regimens, like breast cancer and colon cancer. Significant side effects, such as Hand-Foot Syndrome (“HFS”) and cardiotoxicity, typically occur in up to 70% of patients treated with capecitabine. PCS6422, without having any clinically meaningful anti-cancer effect itself, when used with capecitabine, has been found to be up to 50 times more potent than capecitabine alone. NGC-Cap has shown a better safety profile than capecitabine alone. Since a much smaller amount of these metabolites are formed with NGC-Cap, the side effects appear in fewer patients and are less severe.

●	PCS3117, also referred to as NGC-Gem, is a cytidine analog similar to gemcitabine (Gemzar®), but different enough in chemical structure that some patients are more likely to respond to NGC-Gem than gemcitabine. In addition, we believe those patients that are inherently resistant, or who acquire resistance, to gemcitabine may not be resistant to NGC-Gem. The difference in response occurs because NGC-Gem is metabolized to its Active Metabolite through a different enzyme system than gemcitabine.

55

●

PCS11T, also referred to as NGC-Iri, is an analog of SN38 (SN38 is the active metabolite of irinotecan). The chemical structure of NGC-Iri is designed to influence the uptake of the drug into cancer cells, resulting in more NGC-Iri entering cancer cells than normal cells. Irinotecan is widely used in lung, pancreatic, ovarian, cervical & other solid tumor cancers. Major drawbacks are the side-effect profile, including black box warnings for diarrhea and myelosuppression. Our preclinical study in mouse xenograft models showed that after NGC-Iri administration, there was greater accumulation of SN-38 in the tumor compared with other tissues than after irinotecan or Onivyde® administration. Additionally, less SN-38 accumulated in non-cancer tissues, such as muscle, after NGC-Iri administration than after irinotecan administration, supporting the potential for a better NGC-Iri safety profile.

We are focused on drug products that improve the survival and/or quality of life for patients by improving the safety and/or efficacy of the drug in a targeted patient population, while providing a more efficient and probable path to FDA approval and differentiating our drugs from those on the market or are currently being developed.

Other Drugs in Our Pipeline

PCS12852 is a highly specific and potent 5HT4 agonist that is Phase 2B ready as potentially the first meaningful treatment for diabetic gastroparesis patients. Gastroparesis is a chronic digestive disorder characterized by delayed gastric emptying of solid food without obstruction. Gastroparesis symptoms include: nausea, vomiting, postprandial fullness, early satiety, abdominal pain, heartburn and poor appetite. Global prevalence of gastroparesis is over 30 million, with a diabetic population of over 8 million. We have completed a Phase 2A trial for PCS12852 in gastroparesis patients with positive results. We are exploring options for PCS12852, which may include licensing, partnering and/or collaborating opportunities.

PCS499 is a drug that can be used to treat unmet medical need conditions caused by multiple pathophysiological changes. We are presently defining the development plan for the use of PCS499 in a primary glomerular disease. We believe that PCS499 could be successfully developed in a primary glomerular disease such as focal segmental glomerulosclerosis, or FSGS, and IgA. We intend to design a development program with the next study being an adaptive designed Phase 3 trial, meet with the FDA, and then find a partner to take the drug to approval.

Recent Developments

Public Offering

On January 27, 2025, we raised gross proceeds in a public offering of $5.0 million (net proceeds of $4.5 million) from the sale of 1,030,972 shares of our common stock, pre-funded warrants to purchase up to 7,019,700 shares of our common stock, accompanying Series A warrants to purchase up to 8,050,672 shares of our common stock and Series B warrants to purchase up to 4,025,336 shares of common stock, as described in Note 14. Since the offering closed, pre-funded warrants were exercised in exchange for 525,700 shares of our common stock and, as of March 12, 2025, pre-funded warrants to purchase up to 6,494,000 shares of our common stock remain available to be exercised. We plan to use the net proceeds from this financing for continued research and development for NCG-Cap, and for working capital and general corporate purposes.

ATM Offering

In May 2024, we filed with the SEC a registration statement on Form S-3 (Registration No. 333-279588) (the “Registration Statement”), including a base prospectus relating to the offering of up to $50,000,000 in the aggregate of the securities identified in the base prospectus from time to time in one or more offerings; and a prospectus supplement relating to the shares of our common stock that may be issued and sold under a sales agreement dated May 21, 2024 (the “Sales Agreement”) between us and A.G.P./Alliance Global Partners (the “Sales Agent”), through which we may issue and sell in a registered “at the market offering” shares of our common stock having an aggregate offering price of up to $2.4 million (subject to adjustment) from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time for continued research and development for our portfolio of drug candidates, especially our oncology products, and working capital and general corporate purposes. The shares under the ATM Offering will be sold and issued pursuant to the Registration Statement. During the year ended December 31, 2024, we received $1.5 million in net proceeds from the sale of 800,994 shares of common stock under the ATM Offering, of which 426,804 shares of common stock were sold during the quarter ended December 31, 2024 for net proceeds of approximately $575,000.

Results of Operations

Comparison of the year ended December 31, 2024 and 2023

The following table summarizes our operations loss during the periods indicated:

	Year Ended December 31,
	2024	2023	Change
Operating Expenses
Research and development costs	$7,269,146	$5,799,518	$1,469,628
General and administrative expenses	4,782,060	5,657,543	(875,483)

Operating Loss	(12,051,206)	(11,457,061)

Other Income (Expense)
Interest income, net	201,088	335,541	(134,453)

Net Loss	$(11,850,118)	$(11,121,520)

Revenues.

We had no revenue during the years ended December 31, 2024 and 2023. We do not currently have any revenue under contract or any immediate sales prospects.

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

Research and development costs for the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Preclinical, clinical trial and other costs	$5,450,963	$3,817,669
Research and development salaries and benefits	1,818,183	1,981,849
Total	$7,269,146	$5,799,518

During the year ended December 31, 2024, our research and development expenses increased by $1.5 million to $7.3 million when compared to $5.8 million for the year ended December 31, 2023. This was primarily attributable to an increase of approximately $2.0 million for ongoing testing and related expenses related to our Phase 1B trial for NGC-Cap and the IND/initiation of our Phase 2 trial for NGC-Cap. Expenses include costs related to contract research organizations, regulatory filing and maintenance fees, drug product testing and stability, consulting, and other clinical fees. The increase was offset by a $352,000 decrease in professional fees and in employee stock-based compensation of $195,000. While we have increased salary rates for some personnel, we had fewer full-time R&D employees in 2024 than 2023.

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

In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered. At December 31, 2024, we have recorded $1.3 million in prepaid expenses for advanced payments made to our CRO and other vendors for our NGC-Cap Phase 2 clinical trial.

General and Administrative Expenses.

Our general and administrative expenses for the year ended December 31, 2024 decreased by approximately $875,000 to $4.8 million when compared to $5.7 million for the same period in 2023. This was mostly due to a $1.2 million decrease in professional fees and approximately $201,000 decrease in employee stock-based compensation. The decreases were primarily offset by increases in salaries and other payroll-related costs of approximately $443,000 and net increases in taxes, travel, and other office expenses of approximately $50,000. We share office space with CorLyst, a related party, and during the years ended December 31, 2024 and 2023, they reimbursed us approximately $110,000 and $112,000, respectively, for rent and other costs we incurred on their behalf.

Other Income.

Net other income consisting primarily of interest income was $207,567 and $335,541 for the years ended December 31, 2024 and 2023, respectively.

Income Tax Benefit.

We did not recognize any income tax benefit for the year ended December 31, 2024 or 2023. At December 31, 2024, we recorded deferred tax assets totaling $19.9 million, including $9.6 million of net operating losses that are fully offset by a valuation allowance.

Liquidity

Sources of Liquidity

At December 31, 2024, we had $1.2 million in cash and cash equivalents. On January 27, 2025, we closed a public offering where we sold 1,030,972 shares of our common stock, and/or pre-funded warrants to purchase up to 7,019,700 shares of our common stock, accompanying Series A warrants to purchase up to 8,050,672 shares of our common stock (the “Series A Warrants”) and Series B warrants to purchase up to 4,025,336 shares of our common stock (the “Series B Warrants” and collectively with the Series A Warrants, the “Common Warrants”) for net proceeds of $4.5 million, after deducting placement agent fees and offering-related expenses (see Note 14 to the Consolidated Financial Statements for additional details). On January 30, 2025, pre-funded warrants to purchase 525,700 shares of our common stock were exercised. As of March 12, 2025, pre-funded warrants for the purchase of 6,494,000 remain outstanding.

We have incurred losses and net cash used in our operating activities during the year ended December 31, 2024, which we expect to continue for the foreseeable future. We have incurred losses since our inception, devoting substantially all of our efforts toward research and development, and have an accumulated deficit of approximately $87.2 million at December 31, 2024. During the year ended December 31, 2024, we generated a net loss of approximately $11.9 million. Based on our current business plans, we believe these funds will satisfy our capital needs into mid-2025. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when needed.

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

Our future capital requirements will depend on many factors, including but not limited to:

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

Until such time as we can generate substantial product revenues to support our capital requirements, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. We currently have an effective shelf registration statement on Form S-3 on file with the SEC, which provides us flexibility and optionality to raise capital, including pursuant to a future at-the-market offering, but there can be no assurance that capital will continue to be available to us on acceptable terms, won’t be limited, or be available at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(11,245,042)	$(8,063,346)
Investing activities	(3,244)	(2,776)
Financing activities	7,733,414	6,268,724
Net decrease in cash and cash equivalents	$(3,514,872)	$(1,797,398)

Net cash used in operating activities

We used net cash in our operating activities of $11,245,042 and $8,063,346 during the years ended December 31, 2024 and 2023, respectively. The increase in cash used in operating activities was primarily attributable to increased costs related to closing our Phase 1B and commencing our Phase 2 trial for NGC-Cap, including the prepayment of expenses to our CRO for the Phase 2 trial; increased salaries and other payroll-related expenses; and professional fees during the year ended December 31, 2024. As we continue our Phase 2 trial for NGC-Cap and evaluate the other NGC drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future.

At December 31, 2024, our prepaid expense and other consisted primarily of $1.8 million for advanced payments we made to the CRO and other vendors related to our Phase 1B and Phase 2 trials of NGC-Cap that have not yet been applied and approximately $85,000 in various insurance policies, such as directors’ and officers’ insurance and product liability insurance for conducting our clinical trials.

Net cash used in investing activities

We used net cash in our investing activities of $3,244 and $2,776 during year ended December 31, 2024 and 2023 to purchase property and equipment.

Net cash provided by (used in) financing activities

During the year ended December 31, 2024, we sold 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock, all of which were exercised into shares of our common stock, and warrants to purchase up to 1,555,555 shares of our common stock pursuant to a public offering for net proceeds of $6.3 million. We also sold 800,994 shares of common stock under our ATM Offering for net proceeds of approximately $1.5 million. We used cash, classified as financing activities, of approximately $16,000 to pay income taxes owed on stock-based compensation, approximately $9,000 for the settlement of a stock award, and approximately $5,000 for payments owed under a financing lease obligation. During the year ended December 31, 2023, we raised net proceeds of $6.4 million from the sale of 421,611 shares of our common stock and used $31,000 in legal expenses related to our January 2024 raise and $53,000 for the settlement of a stock award.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2024:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$77,432	$76,861	$571	$-	$-

Total	$77,432	$76,861	$571	$-	$-

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

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. At December 31, 2024, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

Recently Issued Accounting Pronouncements

See Note 2 of our consolidated financial statements for new accounting pronouncements or changes to the recent accounting pronouncements during the year ended December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Processa Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Processa Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Prior Period Financial Statements

The financial statements of the Company as of and for the year ended December 31, 2023 were audited by other auditors whose report dated March 29, 2024 expressed an unqualified opinion on those statements.

Substantial Doubt of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception which has resulted in a cumulative deficit as of December 31, 2024 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

Emphasis of Matter

We also have audited the adjustments to the 2023 financial statements to retrospectively apply the change due to the adoption of Accounting Standards Update 2023-07, Segment Reporting, described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 20, 2025

Processa Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,191,325	$4,706,197
Prepaid expenses and other	682,294	926,300
Total Current Assets	1,873,619	5,632,497
Property and Equipment, net	5,016	2,554
Non-current Assets
Prepaid expenses	1,274,442	-
Total Non-current Assets	1,274,442	-
Other Assets
Operating lease right-of-use assets, net	70,677	146,057
Other	5,535	5,535
Total Other Assets	76,212	151,592
Total Assets	$3,229,289	$5,786,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of lease liability	$73,020	$83,649
Accounts payable	880,880	311,617
Due to licensor	-	189,000
Due to related parties	-	39
Accrued expenses	578,731	146,274
Total Current Liabilities	1,532,631	730,579
Non-current Liabilities
Non-current lease liability	487	66,905
Total Liabilities	1,533,118	797,484

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2024 or December 31, 2023	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 3,707,628 issued and 3,702,628 outstanding at December 31, 2024 and 1,291,000 issued and 1,286,000 outstanding at December 31, 2023	371	129
Additional paid-in capital	89,214,999	80,658,111
Treasury stock, 5,000 shares	(300,000)	(300,000)
Accumulated deficit	(87,219,199)	(75,369,081)
Total Stockholders’ Equity	1,696,171	4,989,159
Total Liabilities and Stockholders’ Equity	$3,229,289	$5,786,643

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023
Operating Expenses
Research and development expenses	$7,269,146	$5,799,518
General and administrative expenses	4,782,060	5,657,543

Operating Loss	(12,051,206)	(11,457,061)

Other Income (Expense)
Interest income, net	201,088	335,541

Net Operating Loss Before Income Tax Benefit	(11,850,118)	(11,121,520)
Income Tax Benefit		-

Net Loss	$(11,850,118)	$(11,121,520)

Net Loss Per Common Share - Basic and Diluted	$(3.87)	$(8.48)

Weighted Average Common Shares Used to Compute
Net Loss Per Common Shares - Basic and Diluted	3,059,906	1,311,572

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2023 and 2024

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, January 1, 2023	806,774	80	72,018,222	(5,000)	(300,000)	(64,247,561)	7,470,741
Stock-based compensation	6,945	1	1,060,338	-	-	-	1,060,339
Shares issued in connection with capital raises, net of transaction costs	421,611	42	6,352,035	-	-	-	6,352,077
Warrant granted in connection with a consulting agreement	-	-	1,310,875	-	-	-	1,310,875
Settlement of stock award	-	-	(52,746)	-	-	-	(52,746)
Other	55,670	6	(30,613)	-	-	-	(30,607)
Net loss	-	-	-	-	-	(11,121,520)	(11,121,520)
Balance, December 31, 2023	1,291,000	129	80,658,111	(5,000)	(300,000)	(75,369,081)	4,989,159
Stock-based compensation	62,502	6	629,508	-	-	-	629,514
Shares issued in connection with capital raises, net of transaction costs	2,356,549	236	7,762,843	-	-	-	7,763,079
Shares issued in connection with license agreement	5,000	1	188,999	-	-	-	189,000
Settlement of stock award	-	-	(8,561)	-	-	-	(8,561)
Shares withheld to pay income taxes on stock-based compensation	(7,423)	(1)	(15,901)	-	-	-	(15,902)
Net loss	-	-	-	-	-	(11,850,118)	(11,850,118)
Balance, December 31, 2024	3,707,628	$371	$89,214,999	(5,000)	$(300,000)	$(87,219,199)	$1,696,171

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net Loss	$(11,850,118)	$(11,121,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	782	222
Non-cash lease expense for right-of-use assets	87,184	81,530
Stock-based compensation	629,514	1,060,339
Warrants issued for consulting services	-	1,310,875
Net changes in operating assets and liabilities:
Prepaid expenses and other	(1,030,436)	956,834
Operating lease liability	(83,649)	(78,896)
Accounts payable	569,263	(15,931)
Due from related parties	(39)	(12)
Accrued expenses	432,457	(256,787)
Net cash used in operating activities	(11,245,042)	(8,063,346)

Cash Flows From Investing Activities
Purchase of property and equipment	(3,244)	(2,776)
Net cash used in investing activities	(3,244)	(2,776)

Cash Flows From Financing Activities
Net proceeds from issuance of stock	7,763,079	6,321,470
Shares withheld to pay taxes on stock-based compensation	(15,902)	-
Settlement of stock award	(8,561)	(52,746)
Payment of finance lease obligation	(5,202)	-
Net cash provided by financing activities	7,733,414	6,268,724

Net Decrease in Cash and Cash Equivalents	(3,514,872)	(1,797,398)
Cash and Cash Equivalents - Beginning of Year	4,706,197	6,503,595
Cash and Cash Equivalents - End of Year	$1,191,325	$4,706,197

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2024	2023
Supplemental Cash Flow Information:
Cash paid for interest	$1,204	$-
Cash paid for income taxes	-	-

Non-Cash Financing Activities
Issuance of 5,000 shares of common stock in connection with a licensing agreement which had previously been recorded as a due to licensor	$189,000	$-

Right-of-use asset obtained in exchange for financing lease liability	$11,804	$-
Financing lease liability	(11,804)	-
Net	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization

Organization

We are a clinical-stage biopharmaceutical company focused on incorporating our Regulatory Science Approach into the development of our Next Generation Cancer therapy (“NGC”) drugs to improve the safety and efficacy of cancer treatment. Our NGC drugs are modifications of existing FDA-approved oncology drugs resulting in an alteration of the metabolism and/or distribution while maintaining the well-known and established existing mechanisms of killing the cancer cells. By modifying the NGC drugs in this manner, we believe our NGC treatments will provide improved safety-efficacy profiles when compared to their currently marketed counterparts.

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

Liquidity

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred losses since inception, currently devoting substantially all of our efforts toward research and development of our NGC drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $87.2 million at December 31, 2024. During the year ended December 31, 2024, we generated a net loss of $11.9 million and used $11.2 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

We have financed our operations primarily through public equity issuances, including an offering we sold on January 27, 2025 where we sold 1,030,972 shares of our common stock, pre-funded warrants to purchase up to 7,019,700 shares of our common stock, and accompanying Series A warrants to purchase up to 8,050,672 shares of our common stock (the “Series A Warrants”) and Series B warrants to purchase up to 4,025,336 shares of our common stock (the “Series B Warrants” and collectively with the Series A Warrants, the “Common Warrants”) for net proceeds of $4.5 million, after deducting placement agent fees and offering-related expenses (see Note 14 for additional details). On January 30, 2025, pre-funded warrants to purchase 525,700 shares of our common stock were exercised and, as of March 12, 2025, pre-funded warrants for the purchase of 6,494,000 remain outstanding. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

At December 31, 2024, we had cash and cash equivalents totaling $1.2 million. Together with the $4.5 million net proceeds we raised in January 2025, and based on our current business plans, we believe these funds will satisfy our capital needs into mid-2025. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and reflect all of our activities, including those of our wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. Operating results for the year ended December 31, 2024 are not necessarily indicative of future results.

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

Prepaid Expenses

Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. The majority of our prepaid expenses relate to advanced payments made to CROs and other vendors for our ongoing clinical trials. We allocate the prepaid expenses between current and non-current assets based on the anticipated timing of utilizing the advances. At December 31, 2024, we determined that $1.3 million would not be applied until after December 31, 2025.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average common stock outstanding (which excludes unvested RSAs) and vested, but unissued RSUs. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock outstanding during the period. Since we have experienced a net loss for all periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the years ended December 31, 2024 and 2023 excludes the impact of potentially dilutive common shares related to outstanding stock options, unvested restricted stock awards (RSAs), unvested RSUs and common stock purchase warrants.

Our diluted net loss per share for the years ended December 31, 2024 and 2023 excluded 2,013,154 and 296,326 of potentially dilutive common shares, respectively, related to outstanding stock options, unvested RSAs, unvested RSUs and warrants since those shares would have had an anti-dilutive effect on loss per share during the years then ended.

Segments

We have one reportable segment, which is focused on discovering and developing a pipeline of Next Generation Cancer therapy drugs. Our Chief Executive Officer, who is the chief operating decision maker (CODM), assesses segment performance and decides how to allocate resources based on net loss that is also reported on the Consolidated Statements of Operations and Comprehensive Loss. See Note 11 for additional information.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term maturity of these instruments.

Research and Development

Research and development costs are expensed as incurred and consist of direct and overhead-related expenses related primarily to clinical trials, including development personnel salaries and related costs. Expenditures to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed as the acquisition of in-process research and development when incurred. Technology we develop for use in our products is expensed as incurred until technological feasibility has been established after which it is capitalized and depreciated. No research and development costs were capitalized during the years ended December 31, 2024 and 2023.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of December 31, 2024 and 2023, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that benefits from our deferred tax assets will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2024, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

Recently Adopted Accounting Standard

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. We adopted this standard effective for the year ending December 31, 2024 and the primary impact of which was the additional segment disclosures included in Note 11.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU is effective for public entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements.

Note 3 - Stock-based Compensation

The Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) allows us to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan originally provided for the aggregate issuance of 150,000 shares of our common stock. On June 28, 2024, our shareholders approved an increase of shares available under the 2019 Plan, which now provides for the aggregate issuance of 800,000 shares of our common stock. At December 31, 2024, we have 353,641 shares available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the years ended December 31, 2024 and 2023 as follows:

	Year Ended December 31,
	2024	2023
Research and development	$169,414	$363,956
General and administrative	460,100	2,007,258
Total	$629,514	$2,371,214

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets relating to this expense.

Stock Options

The following table summarizes our stock option activity during the years ended December 31, 2023 and 2024:

	Total options Outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2023	8,943	$341.34
Options granted	-
Forfeited or expired	(1,951)	257.28
Outstanding as of December 31, 2023	6,992	364.72	2.1
Options granted	-
Forfeited or expired	(4,245)	336.00
Outstanding and exercisable as of December 31, 2024	2,747	$409.09	3.7

No forfeiture rate was applied to these stock options. The aggregate intrinsic value of outstanding options, all of which are exercisable, was $0 at both December 31, 2023 and 2024. No stock options were exercised during the years ended December 31, 2023 or 2024 and there is no unamortized expense at December 31, 2024 since the options are fully vested.

Restricted Stock Awards

The following table summarizes our restricted stock award (RSA) activity during the years ended December 31, 2023 and 2024:

	Number of shares	Weighted- average grant-date fair value per share
Unvested as of January 1, 2023	3,095	$94.44
Granted	10,750	14.59
Forfeited	(1,250)	133.00
Cancelled	(2,555)	22.13
Vested and issued	(8,790)	24.44
Unvested as of December 31, 2023	1,250	9.26
Granted	-	-
Forfeited	-	-
Cancelled	-	-
Vested and issued	(1,250)	9.26

Unvested as of December 31, 2024	-	$-

Restricted Stock Units

The following table summarizes our restricted stock unit (RSU) activity during the years ended December 31, 2023 and 2024:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2023	135,741	$73.81
Granted	116,078	14.18
Forfeited	(12,296)	21.69
Cancelled	(16,801)	71.36
Outstanding at December 31, 2023	222,722	45.82
Granted	192,026	1.63
Forfeited	(14,019)	71.68
Issued	(17,093)	110.59

Outstanding at December 31, 2024	383,636	19.87
Vested and unissued	(149,013)	43.10

Unvested at December 31, 2024	234,623	$5.11

During the year ended December 31, 2024, we granted the following RSUs:

●	On June 28, 2024, we granted RSUs for the future issuance of 39,202 shares of common stock to our employees which vest accordingly: RSUs for the future issuance of 14,969 shares of common stock vest on January 1, 2025; RSUs for the future issuance of 18,173 shares of common stock vest over a three-year period upon meeting service requirements; RSUs for the future issuance of 3,030 shares of common stock vested upon grant due to regaining Nasdaq compliance; and RSUs for the future issuance of 3,030 shares of common stock vested on October 2, 2024 when we dosed the first patient in our Phase 2 study in NGC-Cap.

●	On July 16, 2024, Russell Skibsted was appointed as our Chief Financial Officer (“CFO”). In addition to cash compensation, the Compensation Committee awarded RSUs for the future issuance of 28,000 shares of common stock to Mr. Skibsted, which vest accordingly: 14,000 vest on July 16, 2025; 7,000 vest upon reaching a market capitalization (i.e. total value of Processa’s outstanding shares of stock at the then current market price) of at least $30 million; and 7,000 vest upon receipt of cumulative financing(s) of at least $15 million.

●	On September 3, 2024, RSUs for the future issuance of 124,824 shares of common stock were granted to our independent directors and vest on the earlier of June 28, 2025 or the next annual shareholder meeting.

●	At December 31, 2024, unrecognized stock-based compensation expense for RSUs of approximately $613,000 is expected to be fully recognized over a weighted average period of 0.7 years. The unrecognized expense excludes $432,060 related to certain RSUs with a performance milestone that is not currently probable of occurring.

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

Warrants

The following table summarizes our warrant activity during the years ended December 31, 2023 and 2024.

	Total warrants outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2023	14,283	$205.01
Granted	173,007	19.27
Expired	(6,783)	266.96
Not exercisable	(7,500)	7.40
Outstanding and exercisable as of December 31, 2023	173,007	25.41	2.2
Exercisable	7,500	7.40
Granted	1,617,777	4.54
Expired or cancelled	(22,500)	54.62
Outstanding and exercisable as of December 31, 2024	1,775,784	$5.95	3.8

During the year ended December 31, 2024, we did not grant any warrants to purchase shares of our common stock other than warrants to purchase 1,617,777 shares of common stock as part of the Offering (see Note 4). Warrants to purchase 7,500 shares of our common stock expired unexercised. We also repurchased a warrant issued to a consultant in 2023 for the purchase of 15,000 shares of our common stock in exchange for a payment of $10,000.

In February 2023, we amended our financial consulting agreement with Spartan Capital Securities, LLC (“Spartan”), our placement agent for our registered direct offering in February 2023, by extending the term until February 10, 2024. We compensated Spartan for financial consulting services provided under the amendment by granting warrants to purchase 158,007 shares of our common stock on April 17, 2023, with an exercise price of $20.40. The warrants expire on April 17, 2026, and contain both call and cashless exercise provision. We also granted warrants to purchase 15,000 shares of our common stock to a consultant on November 18, 2023, of which warrants to purchase 7,500 shares of our common stock were exercisable, with an exercise price of $7.40. These warrants expire on November 18, 2025.

We used the Black-Scholes option pricing model to calculate the grant date fair value of the two warrants granted in 2023 with the following assumptions:

Average risk-free rate of interest	4.32-4.88%
Expected term (years)	2.00–3.00
Expected stock price volatility	82.85-108.47%
Dividend yield	0%

Note 4 – Stockholders’ Equity

Common Stock

Financings

During the year ended December 31, 2024, we issued 2,356,549 shares of our common stock through several fundraising efforts described below:

●	Public Offering – On January 30, 2024, we closed a public offering (the “Offering”) for the sale of 476,000 shares of common stock, Pre-Funded Warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock, and Common Warrants to purchase up to 1,555,555 shares of our common stock. The Common Warrants have an exercise price of $4.50, are immediately exercisable and expire on January 30, 2029. The shares of common stock were offered at a combined public offering price of $4.50 per share and accompanying Common Warrant and $4.4999 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 and were exercised in full simultaneously with the closing of the Offering in exchange for 1,079,555 shares of our common stock. Gross proceeds in connection with the Offering were $7.0 million. We received $6.3 million in net proceeds from the Offering, after deducting the fees of the placement agent and other offering-related expenses.

●	ATM Offering – We sold 800,994 shares at an average price of $1.93 per share for aggregate net proceeds of $1.5 million.

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

We paid Spartan a cash fee of 8.0% of the gross proceeds from the Offering, excluding proceeds received from our insiders, and reimbursed Spartan for legal fees of $60,000. The engagement agreement with Spartan required us to indemnify Spartan and certain of its affiliates against certain customary liabilities. On February 14, 2023, we amended the consulting agreement with Spartan originally entered into on August 24, 2022, extending the term of the consulting agreement until February 10, 2024. As compensation for services under the agreement, on April 17, 2023, we granted Spartan warrants to purchase 158,007 shares of our common stock with an exercise price of $20.40. The warrants will expire April 17, 2026 and contain both call and cashless exercise provisions.

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

The computation of net loss per share for the year ended December 31, 2024 and 2023 was as follows:

	2024	2023
Basic and diluted net loss per share:
Net loss available to common shareholders	$(11,850,118)	$(11,121,520)
Weighted-average number of common shares-basic and diluted	3,059,906	1,311,572

Basic and diluted net loss per share	$(3.87)	$(8.48)

	2024	2023
Weighted-average number of common shares outstanding – basic and diluted	2,912,539	1,186,952
Weighted-average number of vested RSUs– basic and diluted	147,367	124,619
Weighted-average number of common shares-basic and diluted	3,059,906	1,311,572

As described in Note 3, we issued various equity instruments during the years ended December 31, 2024 and 2023 which impact our EPS calculation. All granted RSAs are considered issued and outstanding for purposes of our financial statements. Unvested RSAs are included as dilutive securities, but are excluded from our denominator of basic EPS. At December 31, 2023, 1,250 RSAs were not vested and were excluded from the EPS calculation. We had no unvested RSAs at December 31, 2024. Vested RSUs are included in our computation of the weighted average shares for basic EPS and unvested RSUs are included as dilutive securities. At December 31, 2024 and 2023, 234,623 and 102,623 unvested RSUs were excluded from the EPS calculation.

The outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods presented below:

	2024	2023
Stock options, unvested RSAs, unvested RSUs and purchase warrants	2,013,154	296,326

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

Lease costs included in our consolidated statements of operations totaled approximately $90,000 and $97,000 for the years ended December 31, 2024 and 2023, respectively. The weighted average remaining lease terms and discount rate for our operating leases at December 31, 2024 were as follows:

	Year Ended December 31,
	2024	2023
Remaining lease term (years) for our office lease	0.8	1.8
Remaining lease term (years) for our equipment lease	1.1	0.3
Weighted average discount rate for our facility and equipment leases	8.0%	8.0%

Annual lease liabilities for the operating lease were as follows at December 31, 2024:

2025	$70,040
Total lease payments	70,040
Less: Interest	(3,135)
Present value of lease liabilities	66,905
Less: current maturities	(66,905)
Non-current lease liability	$-

Annual lease liabilities for the financing lease were as follows at December 31, 2024:

2025	$6,821
2026	571
Total lease payments	7,392
Less: Interest	(790)
Present value of lease liabilities	6,602
Less: current maturities	(6,115)
Non-current lease liability	$487

Note 7 – License Agreements

We have entered into license agreements which allow us to develop, manufacture, and/or commercialize the following drug assets:

Licensor	Drug Asset	Agreement Date	Amendment Date
Elion Oncology, Inc.	NGC-Cap (PCS6422)	August 23, 2020	May 17, 2022
Ocuphire Pharma, Inc.	NGC-Gem (PCS3117)	June 16, 2021	N/A
Aposense, Ltd.	NGC-Iri (PCS11T)	May 24, 2020	N/A
Yuhan Corporation	PCS12852	August 19, 2020	N/A
CoNCERT Pharmaceuticals, Inc.	PCS499	March 19, 2018	N/A

For more information, you should refer to the summaries described in the Business section of this Annual Report and the copies of such agreements, which have been filed as exhibits to this Annual Report.

Note 8 - Income Taxes

We have incurred net operating losses since inception. At December 31, 2024 and 2023, we had available federal and state net operating loss carryforwards of $36.0 million and $28.6 million, respectively. The federal net operating losses generated in 2018 and later of $29.3 million will carry forward indefinitely. Net operating losses generated prior to 2018 will expire 2037. We have not recognized any deferred tax assets related to the federal orphan drug or other research and development tax credits as of December 31, 2024 or 2023. The federal research and development tax credits have a 20-year carryforward period.

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of our net operating loss carryforwards could be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. We have not completed a Sec. 382 study and as such our net operating loss carryforwards may be subject to such limitation.

A reconciliation of our effective income tax rate and statutory income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.00%	21.00%
State tax rate, net	5.58%	5.77%
Permanent differences	(0.04)%	(0.25)%
Federal orphan drug tax credit	0.05%	1.41%
Deferred tax asset valuation allowance	(26.59)%	(27.93)%

Effective income tax rate	0.00%	0.00%

The significant components of our deferred tax assets and liabilities for Federal and state income taxes consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Non-current:
Net operating loss carry forward – Federal	$7,566,071	$6,012,941
Net operating loss carry forward – State	2,074,542	1,672,436
Stock compensation expense	2,794,226	3,453,799
Depreciation and other	238	999
Purchased in-process R&D	2,477,193	2,500,562
Federal orphan drug credits	1,209,202	1,202,955
Capitalized research and development costs	3,781,193	2,795,379
Start-up expenditures and amortization	-	-
Total non-current deferred tax assets	19,902,665	17,639,071
Valuation allowance for deferred tax assets	(19,902,665)	(17,639,071)
Total deferred tax assets	-	-

Deferred Tax Liabilities:
Non-current:
Intangible asset	-	-
Total non-current deferred tax liabilities	-	-

Total deferred tax asset (liability)	$-	$-

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five or fifteen years pursuant to IRC Section 174. During 2024 and 2023, for income tax purposes, we capitalized approximately $3.8 million and $3.2 million of research and development expenditures, net of amortization of these costs in each year.

The valuation allowance generally reflects limitations on our ability to use the tax attributes and reduces the value of such attributes to the more-likely-than-not realizable amount. We assessed the available positive and negative evidence to estimate if sufficient taxable income will be generated to use the existing net deferred tax assets. Based on a weighing of the objectively verifiable negative evidence primarily in the form of cumulative operating losses, we believe that it is not more-likely-than-not that the deferred tax assets will be realized and, accordingly, a full valuation allowance has been established. The valuation allowance increased by $2.3 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

We recognize potential liabilities for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. We have not recorded any uncertain tax positions. As of December 31, 2024 and 2023, we had no accrued penalties or interest related to uncertain tax positions.

We file U.S. Federal income tax returns, as well as state tax returns for California, Florida and Maryland. There are currently no income tax examinations underway for these jurisdictions. However, tax years from and including 2017 remain open for examination by federal and state income tax authorities.

Note 9 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses in our consolidated statements of operations. We recorded approximately $110,000 and $112,000 in reimbursements during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, $47 was due from CorLyst and no amounts were due at December 31, 2023. Our President, Research and Development is the CEO of CorLyst, and CorLyst is a shareholder.

Note 10 – Litigation

On May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between the Company and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated. On July 5, 2024, the Company filed a complaint in New York State Court seeking monetary damages, declaratory judgement and injunctive relief. On August 14, 2024, the Company received Elion’s answer and counterclaims. On October 10, 2024, the Company filed its response to Elion’s counterclaims. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate.

On December 3, 2024, Jason Assad and Marc Gyimesi, two of the investors in our February 2021 private offering, filed a lawsuit in New York County Court alleging fraud and negligent misrepresentation in connection therewith and seeking monetary damages.

We intend to vigorously defend ourselves in these lawsuits and cannot at this time predict the likely outcome of any litigation, reasonably determine either the probability of a material adverse result or any estimated range of potential exposure, or reasonably determine how these matters or any future matters might impact our business, our financial condition, or our results of operations, although such impact, including the costs of defense, as well as any judgments or indemnification obligations, among other things, could be materially adverse to us.

Note 11 – Segment Reporting

We manage our operations as a single segment, focused on developing the next generation of cancer therapy drugs. As our CODM, our CEO manages and allocates resources at a consolidated level. He assesses performance, monitors budget versus actual results, and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations and comprehensive loss as consolidated net loss.

The accounting policies of our single operating segment are the same as those described in the summary of significant accounting policies in Note 2. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In 2024 and 2023, all our long-lived assets were held in the United States. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment. We do not have intra-entity sales or transfers since our only subsidiary is currently dormant.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Preclinical, clinical trial and other costs	$5,450,963	$3,817,669
Research and development personnel expense(1)	1,818,183	1,981,849
General and administrative personnel expense(2)	1,981,756	1,737,792
Administrative and facilities expense(3)	2,800,304	3,919,751
Interest income, net	(201,088)	(335,541)
Total	$11,850,118	$11,121,520

(1)	Research and development personnel costs include employee stock-based compensation expense of $169,414 and $363,956 for the year ended December 31, 2024, and 2023, respectively.

(2)	General and administrative personnel costs include employee stock-based compensation expense of $186,925 and $387,854 for the year ended December 31, 2024, and 2023, respectively, and are net of reimbursements received from CorLyst, LLC.

(3)	Administrative & facilities expense primarily consists of facilities expenses, office expenses, legal costs, insurance, consulting, travel, and other administrative costs.

Note 12 – Commitments and Contingencies

Purchase Obligations

We enter contracts in the normal course of business with contract research organizations and subcontractors to further develop our products. The contracts are cancellable, with varying provisions regarding termination. If we terminated a cancellable contract with a specific vendor, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. As of December 31, 2024, we are contractually obligated to pay up to approximately $12.2 million for future services under the agreements with the CROs for our clinical trials in NGC-Cap. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

Note 13 – Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at December 31, 2024, exceeded FDIC limits.

Note 14 – Subsequent Events

Public Offering

On January 27, 2025, we sold, pursuant to securities purchase agreements (the “Purchase Agreement”), 1,030,972 shares of our common stock and accompanying Series A warrants to purchase up to 8,050,672 shares of our common stock (the “Series A Warrants”) and Series B warrants to purchase up to 4,025,336 shares of our common stock (the “Series B Warrants” and collectively with the Series A Warrants, the “Common Warrants”) at a combined purchase price of $0.615 for institutional investors and $0.7975 for the Company’s Chief Executive Officer and certain board members. The Series A and Series B Warrants both have an exercise price of $0.65 per share of common stock, and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants (“Warrant Stockholder Approval”). The Series A Warrants will expire on the five-year anniversary date of stockholder approval and the Series B Warrants will expire on the eighteen-month anniversary date of stockholder approval.

We also sold pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 7,019,700 shares of our common stock to a purchaser whose purchase of shares of common stock in the public offering would have resulted in the purchaser beneficially owning more than 9.99% of our outstanding common stock immediately following the consummation of the public offering. Each Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock. The public offering price per Pre-Funded Warrant, is equal to the public offering price per share and Common Warrants less $0.0001. Each Pre-Funded Warrant will be exercisable upon issuance and will expire when exercised in full. On January 30, 2025, Pre-Funded Warrants to purchase 525,700 shares of our common stock were exercised and, as of March 12, 2025, Pre-Funded Warrants for the purchase of 6,494,000 remain outstanding.

Gross proceeds in connection with this offering were $5.0 million and we received $4.5 million in net proceeds from the offering, after deducting the fees of the placement agent and other offering-related expenses.

Amended and Restated Bylaws

On March 18, 2025, the Board of Directors (the “Board”) of the Company adopted the Amended and Restated Bylaws (as amended, the “Bylaws”). The Bylaws, which became effective immediately, amended Section 2.4 to change the quorum requirements for a stockholders meeting to be the holders of shares of outstanding capital stock of the Company representing one third (1/3) of the voting power of all outstanding shares of capital stock of the Company except if business is to be voted on by a class or series of stock voting as a class, then the holders of shares representing one third (1/3) of the voting power of the outstanding shares of such class or series shall constitute a quorum.

Executive Employment Agreements

On March 19, 2025, we entered into new or amended employment agreements with all members of our executive team that continue until terminated or modified pursuant to the terms of the employment agreements. The agreements establish their base salaries, target bonuses, eligibility to participate in our 2019 Omnibus Incentive Plan, and severance benefits, among other things.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2024, an evaluation was performed by management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, Cherry Bekaert, LLP, regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a smaller reporting company. We are not currently subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Amended and Restated Bylaws

On March 18, 2025, the Board of Directors (the “Board”) of the Company adopted the Amended and Restated Bylaws (as amended, the “Bylaws”). The Bylaws, which became effective immediately, amended Section 2.4 to change the quorum requirements for a stockholders meeting to be the holders of shares of outstanding capital stock of the Company representing one third (1/3) of the voting power of all outstanding shares of capital stock of the Company except if business is to be voted on by a class or series of stock voting as a class, then the holders of shares representing one third (1/3) of the voting power of the outstanding shares of such class or series shall constitute a quorum.

The preceding description of the Bylaws is qualified in its entirety by reference to the full text of the Bylaws dated March 18, 2025, which is filed herewith as Exhibit 3.2.

Executive Employment Agreements

On March 19, 2025, we entered into new or amended employment agreements with each of George Ng, Russell Skibsted, Sian Bigora, Wendy Guy, Patrick Lin and David Young. See Item 11 Executive Compensation – Employment Agreements herein for a summary of the employment agreements. The description of the employment agreements is qualified in its entirety by reference to the full text of the agreements, which are filed herewith as Exhibits 10.11, 10.12, 10.13, 10.14, 10.15 and 10.16.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our executive officers, as of March 12, 2025.

Name	Age	Position
Executive Officers:
George Ng	51	Chief Executive Officer
Dr. Sian Bigora	64	Chief Development and Regulatory Officer
Wendy Guy	60	Chief Administrative Officer
Patrick Lin	59	Chief Business and Strategy Officer
Russell Skibsted	66	Chief Financial Officer
Dr. David Young	72	President of Research and Development

Non-Employee Directors:
Khoso Baluch	67	Director
James Neal	69	Director
Geraldine Pannu	55	Director
Justin Yorke	58	Director

George Ng – Mr. Ng has served as our Chief Executive Officer and as a director since August 8, 2023. He has served as a member of the board of directors of Calidi Biotherapeutics Inc. (NYSE:CLDI) (“Calidi”) from October 2019 to September 2024, and was Calidi’s President and Chief Operating Officer from February 1, 2022 until June 23, 2023. He has been a partner at PENG Life Science Ventures since September 2013; a member of the board of directors and co-founder at IACTA Pharmaceuticals, Inc. since January 2020; and member of the board of directors of TuHURA Biosciences, Inc. (formerly, Morphogenesis, Inc.) since February 2020 . His experience further includes serving in various executive-level or board of director positions for multiple publicly-traded and private global biotechnology and pharmaceutical firms. Mr. Ng previously served as a member of the board of directors of Inflammatory Response Research, Inc. from May 2019 to April 2020; Invent Medical Corp from July 2019 to January 2020; ImmuneOncia Therapeutics Inc. from June 2016 to 2019; and Virttu Biologics Limited from April 2017 to April 2019. He was also the Executive Vice President and Chief Administrative Officer of Sorrento Therapeutics, Inc. (Nasdaq: SRNE) from March 2015 to April 2019; the Co-Founder and President, Business of Scilex Pharmaceuticals Inc. from September 2012 to April 2019; and the Senior Vice President and General Counsel of BioDelivery Sciences International Inc. (Nasdaq: BDSI) from December 2012 to March 2015. Mr. Ng holds a JD degree from the University of Notre Dame School of Law, as well as a B.A.S. (B.A. and B.S.) dual degree in Biochemistry and Economics from the University of California, Davis. We believe that Mr. Ng is qualified to serve on our Board due to his experience with pharmaceutical companies.

Sian Bigora, Pharm.D. - Dr. Bigora has served as our Chief Development and Regulatory Officer since October 4, 2017 and has over 30 years of pharmaceutical research, regulatory strategy and drug development experience. From 2009 to 2015 Dr. Bigora was Vice President of Regulatory Affairs at Questcor Pharmaceuticals (acquired by Mallinckrodt Pharmaceuticals in 2014), including leading efforts on modernizing the Acthar Gel label and in obtaining FDA approval in Infantile Spasms, events of material importance to Questcor’s subsequent success. During her time at Questcor, she assisted in building an expert regulatory group to address both commercial and development needs for complex products such as Acthar. Dr. Bigora’s role at Questcor included heading up the development of a safety pharmacovigilance group and a clinical quality group. Prior to her position at Questcor, Dr. Bigora was Vice President of Clinical and Regulatory Affairs, U.S. Operations of AGI Therapeutics, plc. In this role, she was responsible for the development and implementation of Global Phase 3 studies and interactions with regulatory authorities. Previously, she operated her own consulting company, serving as the regulatory and drug development expert team member for multiple small and mid-sized pharmaceutical companies. Dr. Bigora held multiple positions in regulatory affairs, operations and project management ending as VP of Regulatory Affairs at the Strategic Drug Development Division of ICON, plc, an international CRO, and at GloboMax LLC, a CRO specializing in FDA drug development, purchased by ICON plc in 2003. Prior to GloboMax, she worked in the Pharmacokinetics and Biopharmaceutics Laboratory at the School of Pharmacy, University of Maryland on the FDA funded Clinical Pharmacology contract and UMAB-FDA contract as a clinical scientist and instructor for FDA reviewers. Dr. Bigora received a Pharm.D. from the School of Pharmacy at the University of Maryland at Baltimore. She also completed a Fellowship in Pharmacokinetics and Pediatric Infectious Diseases at the University of Maryland at Baltimore.

Wendy Guy - Ms. Guy has served as our Chief Administrative Officer since October 4, 2017. She has over 20 years of experience in business operations, management, contracts, human resources recruiting, and finance roles. From 2009 to 2014, Ms. Guy was employed at Questcor Pharmaceuticals (acquired by Mallinckrodt Pharmaceuticals in 2014) as Senior Manager, Business Operations in charge of the Maryland Office for Questcor. During the five years she spent at Questcor, she built a dynamic administrative and contracts team, grew the Maryland Office from two employees to just under 100, and expanded the facility from 1,200 sq. ft. to 15,000 sq. ft. Prior to her position at Questcor, Ms. Guy was Senior Manager, U.S. Operations of AGI Therapeutics, plc. In this role, she was responsible for the day-to-day business and administrative operations of the company. Previously, she held multiple senior level positions with the Strategic Drug Development Division of ICON, GloboMax, and Mercer Management Consulting. Ms. Guy received an A.A. from Mount Wachusett Community College.

Patrick Lin - Mr. Lin has served as our Chief Business & Strategy Officer since October 4, 2017 and has over 30 years of financing and investing experience in the Biopharm Sector. He is founder and, for more than 15 years, Managing Partner of Primarius Capital, a family office that manages public and private investments focused on small capitalization companies. For 10 years prior to forming Primarius Capital, Mr. Lin worked at several Wall Street banking and brokerage firms including Robertson Stephens & Co., E*Offering, and Goldman Sachs & Co. Mr. Lin was Co-Founding Partner of E*Offering. Mr. Lin received an MBA from Kellogg Graduate School of Management, an M.S. in Engineering Management, and a BS from the University of Southern California.

Russell Skibsted – Mr. Skibsted has served as our Chief Financial Officer since July 16, 2024. He has nearly 30 years of experience in the pharmaceutical industry including expertise in financial management, global business development, capital raises, investor relations and operations. He has worked with public and private life sciences companies at all stages of development. Most recently, he served as Senior Vice President and CFO of Alimera Sciences, a publicly traded global ophthalmic pharmaceuticals company that was acquired by ANI Pharmaceuticals from January 2023 to December 2023. Prior to that, he was Executive Vice President, CFO and Chief Business Officer at Rockwell Medical, a public company providing hemodialysis products from September 2020 to November 2022. From July 2017 to May 2020, Mr. Skibsted served as CFO of BioTime, a publicly traded biotechnology company now named Lineage Cell Therapeutics, where he also was CFO at various times for several of BioTime’s public and private subsidiaries, including Agex Therapeutics, OncoCyte Corporation and Asterias Biotherapeutics. Prior to BioTime, Mr. Skibsted served as CFO or Chief Business Officer for several public and private life science companies, including Aeolus Pharmaceuticals, Spectrum Pharmaceuticals and Hana Biosciences. Mr. Skibsted holds a BA in economics from Claremont McKenna College and an MBA from the Stanford Graduate School of Business.

David Young, Pharm.D., Ph.D. - Dr. Young has served as our President, Research and Development and a director since August 8, 2023. He also served as our Chief Executive Officer from October 4, 2017 until August 7, 2023, as the Chairman of our Board until July 11, 2022, and as our President from July 11, 2022 until August 8, 2023. He has over 35 years of drug development experience serving as CEO, President and VP in different drug development companies. He served as our interim CFO from October 4, 2017 to September 1, 2018. From 2006 to 2014, Dr. Young served as a Questcor Pharmaceuticals Board Member and later as CSO, where he worked with FDA on the sNDA approval of Acthar for infantile spasms, an ultra-rare orphan indication, and other indications. In 2014, Questcor was acquired for $5.7 billion. Dr. Young was previously an Associate Professor at the University of Maryland, has served on FDA Advisory Committees, and was involved with two FDA-funded contracts as co-principal investigator and investigator. Research from these contracts resulted in multiple FDA Guidances, which became the basis of our regulatory science approach to drug development. Dr. Young has served on NIH grant review committees and was Co-Principal Investigator on an NCI contract to evaluate new oncology drugs. He has met with the FDA over one hundred times and has been a key member on more than thirty FDA indication approvals. Dr. Young received a B.S. in Physiology, M.S. in Medical Physics, and Pharm.D.-Ph.D. specializing in pharmacokinetics-pharmacodynamics. We believe Dr. Young is qualified to serve on our Board due to his pharmaceutical experience.

Khoso Baluch – Mr. Baluch has served as a director since over July 2022. He has over 36 years of experience across global geographies in the biopharmaceutical industry. He serves on Relevant Bio, a private US company, as a member of the board of directors since February 2024 and Longeveron, a US public company, as a member of the board of directors since June 2023. Since 2012, he has served as an independent director of Poxel S.A. (OTC: PXXLF), a French publicly traded biotech company, and chairs its compensation committee and as of March 2023 became Chairman. He also served as the Chairman of the Board for Da Volterra, a French privately held company, from December 2021 until November 2022. From 2016 to 2021, Mr. Baluch served as the Chief Executive Officer and a member of the board of directors of CorMedix, Inc. (Nasdaq: CRMD), a publicly traded pharmaceutical company in the United States. Mr. Baluch also held various senior positions at UCB, S.A. between January 2008 to April 2016, including Senior Vice President and President Europe, Middle East & Africa. Prior to joining UCB, Mr. Baluch worked for Eli Lilly and Company (NYSE: LLY) for 24 years, holding international positions spanning Europe, the Middle East and the United States in general management, business development, market access and product leadership. Mr. Baluch holds a B.S. in Aeronautical Engineering from City University London and an MBA from Cranfield School of Management. We believe Mr. Baluch is qualified to serve as on our Board due to his business expertise and significant executive management experience in the pharmaceutical industry.

James Neal – Mr. Neal has served as a director since July 2022. He brings more than 25 years of experience forming and maximizing business and technology collaborations globally and in bringing novel products and technologies to market. Mr. Neal served as the Chief Executive Officer and member of the board of directors of XOMA Corporation (Nasdaq: XOMA) (“XOMA”) from December 2016 until his retirement in January 2023. Mr. Neal joined XOMA in 2009 as its Vice President, Business Development. Prior to joining XOMA, Mr. Neal was Acting Chief Executive Officer of Entelos, Inc. a leading biosimulation company. Previously, in 2007, Entelos acquired Iconix Biosciences, a privately held company where Mr. Neal served as Chief Executive Officer and established multi-year collaborations with Bristol-Myers Squibb, Abbott Labs, Eli Lilly and the U.S. Food and Drug Administration. While Executive Vice President of Incyte Genomics from 1999 to 2002, he led the global commercial activities with pharmaceutical company collaborators and partners including Pfizer, Aventis and Schering-Plough, as well as sales, marketing and business development activities for the company. Earlier, he was associated with Monsanto Company in positions of increasing responsibility. Mr. Neal also serves on the Board of Directors of Akari Therapeutics, a pre-clinical stage biopharmaceutical company. Mr. Neal earned his B.S. in Biology and his M.S. in Genetics and Plant Breeding from the University of Manitoba, Canada, and holds an Executive MBA degree from Washington University in St. Louis, Missouri. We believe Mr. Neal is qualified to serve on our Board because of his business expertise and significant executive management experience in the pharmaceutical industry.

Geraldine Liu Pannu – Ms. Pannu has served as a Director since February 13, 2020. Since May 2022, she has also served as an independent director on the Board of Royal Business Bank (Nasdaq: RBB). Ms. Pannu has over 25 years of experience in investment and financial management, fund operations, consulting and marketing. Since January 2020, she has been the Founding and Managing Partner of GLTJ Pioneer Capital, a firm that specializes in land acquisition, entitlement and vertical development of multifamily, student and senior housing in the San Francisco Bay Area. From September 2018 to September 2019, Geraldine was the Managing Director of Business Development for Golden Gate Global (GGG), a leading investment fund company in the Bay Area, CA. During this time, she was also the President of Golden Wealth Management Group (GWMG), an affiliated company of GGG that provides professional wealth management services to high net worth individuals and families. From March 2007 to December 2016 , Ms. Pannu was the COO and Managing Partner for ChinaRock Capital Management, a leading hedge and venture capital fund company. She previously worked at McKinsey & Co., Monitor Company as a management consultant. She has successfully raised capital for several hedge, venture capital and real estate funds. She also helped start-up companies expand and diversify business categories and client verticals and grow revenue. Ms. Pannu was born in Shanghai and grew up in Hong Kong. She received her BBA from the Chinese University of Hong Kong and an MBA from Harvard Business School. She is fluent in English, Mandarin, Cantonese and Shanghainese. We believe Ms. Pannu is qualified to serve on our Board because of her extensive investment experience.

Justin Yorke – Mr. Yorke is currently the Chairman of the Board, a position he has held since July 11, 2022, and has served as a director since August 2017. Mr. Yorke has over 25 years of experience as an institutional equity fund manager and senior financial analyst for investment funds and investment banks. For more than 20 years, he has been a partner at Arroyo Capital Management which manages the Richland Fund whose primary activity is investing in public and private companies in the United States. Since March 2020, Mr. Yorke has served as a director and Corporate Secretary of Splash Beverage Group, Inc (NYSE:SBEV). From 2006 to 2007, Mr. Yorke served as non-executive Chairman of Jed Oil and a director/CEO at JMG Exploration. From 2000 to 2004, he was a partner at Asiatic Investment Management, based in San Francisco. From 1997 to 2000, Mr. Yorke was a Fund Manager and Senior Financial Analyst, based in Hong Kong, for Darier Henstch, S.A., a private Swiss bank, where he managed their $400 million Asian investment portfolio. From 1995 to 1997, Mr. Yorke was an Assistant Director and Senior Financial Analyst with Peregrine Asset Management, which was a unit of Peregrine Securities, a regional Asian investment bank. From 1990 to 1995, Mr. Yorke was a Vice President and Senior Financial Analyst with Unifund Global Ltd., a private Swiss Bank, as a manager of its $150 million Asian investment portfolio. Mr. Yorke has a B.A. from University of California, Los Angeles. We believe Mr. Yorke is qualified to serve on our Board because of his extensive investment experience.

Policy Statement on Insider Trading

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and consultants that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Policy Statement on Insider Trading is included as Exhibit 19 to this report.

Board Composition

Currently, our Board of Directors is comprised of six members. Each director has been elected to hold office until the next annual meeting of shareholders or special meeting in lieu of such annual meeting or until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal.

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

Our Board of Directors has reviewed the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Khoso Baluch, James Neal, Geraldine Pannu, and Justin Yorke is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our Board of Directors also determined that the directors who serve on our audit committee, our compensation committee, and our nominating and corporate governance committee satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Each of the below committees has a written charter approved by our Board of Directors located at our website: www.processapharmaceuticals.com. Each of the committees’ report to our Board of Directors as such committee deems appropriate and as our Board of Directors may request. Copies of each charter are posted on the investor relations section of our website. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

The Board of Directors met 20 times during 2024. All directors attended each meeting, with the following exceptions: Khoso Baluch missed three meetings, James Neal missed one meeting, Geraldine Pannu missed three meetings, Justin Yorke missed one meeting, and David Young missed two meetings.

Audit Committee

Our audit committee is comprised of Khoso Baluch, Geraldine Pannu, and Justin Yorke, with Justin Yorke serving as chairman of the committee. Our Board of Directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq Listing Rules, and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board of Directors has determined that Justin Yorke is an “audit committee financial expert” within the meaning of the SEC regulations and the applicable Nasdaq Listing Rules. The audit committee’s responsibilities include:

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

The audit committee met four times during 2024. All the committee members attended each meeting, with the exception of Khoso Baluch who did not attend one meeting.

Compensation Committee

Our compensation committee is comprised of Khoso Baluch, James Neal and Geraldine Pannu, with Geraldine Pannu serving as chairman of the committee. Each member of this committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Our Board of Directors has determined that each member of the compensation committee is “independent” as defined in the Nasdaq Listing Rules. The composition of our compensation committee meets the requirements for independence under the Nasdaq Listing Rules, including the applicable transition rules. The compensation committee’s responsibilities include:

●	reviewing and approving, or recommending that our Board of Directors approve, the compensation of our executive officers;
●	reviewing and recommending to our Board of Directors the compensation of our directors;
●	reviewing and recommending to our Board of Directors the terms of any compensatory agreements with our executive officers;
●	administering our stock and equity incentive plans;
●	reviewing and approving, or making recommendations to our Board of Directors with respect to incentive compensation and equity plans; and
●	reviewing all overall compensation policies and practices.

The compensation committee met one time during 2024. All the committee members attended the meeting.

Nominating and Governance Committee

Our nominating and governance committee is comprised of James Neal, Geraldine Pannu and Justin Yorke, with Justin Yorke as the chairman of the committee. Our Board of Directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq Listing Rules. The nominating and corporate governance committee’s responsibilities include:

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

The nominating and governance committee did not meet in 2024.

Leadership Structure and Risk Oversight

On July 11, 2022, Justin Yorke became the Chairman of the Board of Directors. Prior to that time, Dr. David Young, our former Chief Executive Officer (now President, Research and Development) also served as Chairman of the Board. Our Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board of Directors, as our Board of Directors believes it is in our best interest to make that determination based on our position and direction and the membership of the Board of Directors.

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

Each of our Board committees also oversees the management of our risks that fall within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our Chief Financial Officer reports to the audit committee and is responsible for identifying, evaluating and implementing risk management controls and methodologies to address any identified risks. In connection with its risk management role, our audit committee meets privately with representatives from our independent registered public accounting firm and our Chief Financial Officer. The audit committee oversees the operation of our risk management program, including the identification of the primary risks associated with our business and periodic updates to such risks, and reports to our Board of Directors regarding these activities.

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

Item 11. Executive Compensation

Summary Compensation Table for 2024 and 2023

The following table sets forth the compensation awarded to or earned by our Chief Executive Officer and our two other highest paid executive officers for the years ended December 31, 2024 and 2023. George Ng joined as our CEO and a director on August 8, 2023. Up until that time, Dr. David Young served as our CEO. Dr. Young, who continues as a director, is now President, Research and Development to focus on drug development.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
George Ng(1)	2024	400,000	(5)	100,000	(4)	-	-	21,033	521,033
Chief Executive Officer	2023	159,091		-		312,000	-	-	471,091

David Young	2024	290,940	(6)	-		14,484	-	-	305,424
President, Research and Development and former Chief Executive Officer	2023	160,200		-		26,433	-	-	186,633

Sian Bigora	2024	290,940	(7)	-		14,484	-	22,827	328,251
Chief Development and Regulatory Officer	2023	160,200		-		136,837	-	24,665	321,702

(1)	Mr. Ng joined the Company on August 8, 2023.
(2)	Reflects the aggregate grant date fair value of RSUs granted calculated in accordance with FASB ASC Topic 718. Assumptions applicable to these valuations and other information can be found in Note 3 of the Notes to Consolidated Financial Statements — Stock-Based Compensation contained in the Processa Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 and Annual Report on Form 10-K for the year ended December 31, 2023.
(3)	Amounts reflect the dollar value of group health insurance premiums for the named executive officer.
(4)	$100,000 discretionary bonus received during the year ended December 31, 2024.
(5)	Includes$16,259 of salary that was voluntarily deferred by the executive.
(6)	Includes $181,733 of salary that was voluntarily deferred by the executive.
(7)	Includes $11,664 of salary that was voluntarily deferred by the executive.

Narrative to the Summary Compensation Table

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

Our executive compensation philosophy in 2023 and 2024 centered on providing the majority of each executive officers compensation in common stock. This allowed us to conserve our cash and utilize it in our clinical and other operating activities.

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

Elements of Executive Compensation

We believe the most effective compensation package for our named executive officers is one designed to reward achievement of individual and corporate objectives; provide for short-, medium- and long-term financial and strategic goals; and align the interest of management with those of the stockholders by providing incentives for improving stockholder value. To accomplish that objective, our named executive officers have, and it is anticipated will continue to receive a significant portion of their annual compensation in the form of RSUs.

Base Compensation – We pay our named executive officers base compensation to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. In 2024, our named executive officers received base salaries ranging between $298,000 and $400,000, depending on their position and responsibilities. With the exception of Mr. Ng, our named executive officers received $290,940 in cash and the remainder was paid in salary shortfall RSUs that cliff vested on January 1, 2025. During 2024, the named executive officers voluntarily deferred a portion of their base salary for the benefit of the Company: Mr. Ng deferred $16,259, Dr. Young deferred $181,733 and Dr. Bigora deferred $11,644.

For 2023, with the exception of Mr. Ng, our named executive officers received base compensation ranging between $160,200 to $244,000, depending on their position and responsibilities. These two named executive officers received $160,200 in cash and with the remainder paid in salary shortfall RSUs that cliff vested on January 1, 2024.

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

Bonuses – During 2024, Mr. Ng received $100,000 in bonus compensation for meeting the following conditions: (i) $50,000 was earned on February 2, 2024 when the Company’s closing stock price was about $1.00 per share for at least ten consecutive trading days, thus regaining Nasdaq compliance; and (ii) $50,000 was earned on October 2, 2024 upon enrolling the first patient in the Phase 2 trial of NGC-Cap.

Equity Awards – In addition to the salary shortfall RSUs awarded to our named executive officer’s for the difference between their base compensation and cash compensation paid, we have used equity awards to align the interest of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our common stock, which, in turn, is indirectly attributable to the performance of our executive officers.

We have traditionally made an annual equity grant to our employees, which include our named executive officers. In 2024, with the exception of Mr. Ng, we granted RSUs other than the salary shortfall RSUs for 6,466 shares of our common stock to our named executive officers totalling a grant date fair value of approximately $14,000, which vest accordingly: RSUs for 4,850 shares of our common stock vest over a three-year period upon meeting service requirements; RSUs for 808 shares of our common stock vested upon grant for regaining Nasdaq compliance; and RSUs for 808 shares of common stock vested upon dosing the first patient in our Phase 2 study in NGC-Cap, which occurred on October 2, 2024. In 2023, we granted RSUs other than the salary shortfall RSUs for 3,627 shares of our common stock to our named executive officers totalling a grant date fair value of $80,000, which vest over the subsequent three years from the grant date. Upon joining the Company, we granted Mr. Ng 40,000 RSUs, as described below, with a grant date fair value of $312,000.

We measure compensation expense for RSUs in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation is measured at fair value on grant date and recognized as compensation expense over the requisite service period. For awards with only service-based vesting conditions, we record their fair value as compensation cost using the straight-line method over the service period. For awards that contain performance vesting conditions, we do not recognize the fair value of the awards as compensation expense until achieving the performance condition is considered probable.

Retirement and Other Benefits – We maintain a defined contribution employee retirement plan for our employees, including our named executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. The 401(k) plan provides us with the discretion to match employee contributions. We currently do not match employee contributions.

Employment Agreements

George Ng Employment Agreement. On March 19, 2025, we entered into an amended employment agreement with Mr. Ng that continues until terminated or modified pursuant to the terms of the employment agreement.

Mr. Ng’s employment agreement entitled him to, among other benefits, the following compensation: (i) an annual base salary of at least $400,000, reviewed annually after December 31, 2024; (ii) RSUs previously granted under our 2019 Omnibus Incentive Plan along with additional grants made at the discretion of the Compensation Committee of the Board; and (iii) participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other executive officers of the Company.

Russell Skibsted Employment Agreement. On March 19, 2025, we entered into an amended employment agreement with Mr. Skibsted that continues until terminated or modified pursuant to the terms of the employment agreement.

Mr. Skibsted’s employment agreement entitled him to, among other benefits, the following compensation: (i) an annual base salary of $400,000; (ii) a $50,000 base salary increase upon a cumulative (one or multiple) financing of at least $15 million that he leads and substantially participates in; (iii) RSUs previously granted under our 2019 Omnibus Incentive Plan along with additional grants made at the discretion of the Compensation Committee of the Board; and (iv) participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other executive officers of the Company. He is also eligible to participate in an executive bonus pool with a target bonus of 40% of his base compensation.

Sian Bigora Employment Agreement. On March 19, 2025, we entered into an employment agreement with Dr. Bigora that continues until terminated or modified pursuant to the terms of the employment agreement.

Dr. Bigora’s employment agreement entitled her to, among other benefits, the following compensation: (i) an annual base salary of $387,920; (ii) RSUs previously granted under our 2019 Omnibus Incentive Plan along with additional grants made at the discretion of the Compensation Committee of the Board; and (iii) participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other executive officers of the Company. She is also eligible to participate in an executive bonus pool with a target bonus of 40% of her base compensation.

Wendy Guy Employment Agreement. On March 19, 2025, we entered into an employment agreement with Ms. Guy that continues until terminated or modified pursuant to the terms of the employment agreement.

Ms. Guy’s employment agreement entitled her to, among other benefits, the following compensation: (i) an annual base salary of $325,520; (ii) RSUs previously granted under our 2019 Omnibus Incentive Plan along with additional grants made at the discretion of the Compensation Committee of the Board; and (iii) participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other executive officers of the Company. She is also eligible to participate in an executive bonus pool with a target bonus of 30% of her base compensation.

Patrick Lin Employment Agreement. On March 19, 2025, we entered into an employment agreement with Mr. Lin that continues until terminated or modified pursuant to the terms of the employment agreement.

Mr. Lin’s employment agreement entitled her to, among other benefits, the following compensation: (i) an annual base salary of $325,520; (ii) RSUs previously granted under our 2019 Omnibus Incentive Plan along with additional grants made at the discretion of the Compensation Committee of the Board; and (iii) participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other executive officers of the Company. He is also eligible to participate in an executive bonus pool with a target bonus of 30% of his base compensation.

David Young Employment Agreement. On March 19, 2025, we entered into an employment agreement with Dr. Young that continues until terminated or modified pursuant to the terms of the employment agreement.

Dr. Young’s employment agreement entitled her to, among other benefits, the following compensation: (i) an annual base salary of $387,920; (ii) RSUs previously granted under our 2019 Omnibus Incentive Plan along with additional grants made at the discretion of the Compensation Committee of the Board; and (iii) participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other executive officers of the Company. He is also eligible to participate in an executive bonus pool with a target bonus of 40% of his base compensation.

Potential Payments Upon Termination or Change in Control

All executive employment agreements provide that either party may terminate the agreement at-will, and regardless of the manner in which such executive’s service terminates, the executive is entitled to receive amounts earned during his or her term of service, including salary and other benefits. In addition, the agreement provides that in the event of the executive’s termination for good reason or if Processa exercises its right to terminate the executive, the executive will be eligible to receive the following severance benefits: (i) an amount equal to one-year’s annual base salary; (ii) 12 months of continued health coverage; and (iii) the vesting in full of all RSUs or other equity awards then outstanding and subject to time-based vesting.

The following definition is contained in the employment agreements:

●	“termination for cause” means a termination of the executive’s employment by Processa due to (i) refusal or inability of executive to perform or observe any of the material duties, responsibilities or obligations set forth in the employment agreement following the Company giving written notice that the specified conduct has occurred and the executive fails to cure the conduct within thirty (30) days after receipt of such notice; (ii) any act of the executive involving fraud, theft, misappropriation of funds, or embezzlement; (iii) the executive’s commission of, or being charged with, a felony and/or convicted of any felony or misdemeanor involving dishonesty, violence or moral turpitude, or which in the reasonable judgment of the Company, reflects materially and adversely on the reputation of the Company; (iv) failure to comply with any of the Company’s policies, including but not limited to by engaging in the illegal use of controlled substances, the knowing abuse of prescribed medications, or the misuse of alcohol; or (v) breach of fiduciary duty.

All severance benefits payable to the executive under the employment agreement are subject to the executive signing, not revoking and complying with a release of claims in favor of Processa.

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

Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan

We maintain an Omnibus Plan that currently provides us with the authority to issue up to 800,000 shares of our common stock to eligible participants. The two complementary goals of the Omnibus Plan are to attract and retain outstanding individuals to serve as our officers, directors, employees and consultants, and to increase stockholder value by providing participants incentives to increase stockholder value by offering the opportunity to acquire shares of our common stock, receive monetary payments based on the value of our common stock and receive other incentive compensation on the potentially favorable terms that the Plan provides. The following is a summary of the material provisions of the Omnibus Plan:

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

Types of Awards. The Omnibus Plan permits the Administrator to grant stock options, stock appreciation rights (SARs), performance units, shares of common stock, restricted stock, restricted stock units, cash incentive awards, dividend equivalent units, or any other type of award permitted under the Omnibus Plan. The Administrator may grant any type of award to any participant it selects, but only our employees or our subsidiaries’ employees may receive grants of incentive stock options within the meaning of Section 422 of the Code. Awards may be granted alone or in addition to, in tandem with, or (subject to the repricing prohibition described below) in substitution for any other award (or any other award granted under another plan of our company or any affiliate, including the plan of an acquired entity).

Shares Reserved under the Omnibus Plan. We have reserved an aggregate of 800,000 shares of our common stock available for issuance under the Omnibus Plan. We may issue all reserved shares pursuant to the exercise of incentive stock options. The number of shares reserved for issuance under the Omnibus Plan will be reduced on the date of the grant of any award by the maximum number of shares, if any, that may become payable with respect to which such award is granted. However, an award that may be settled solely in cash will not deplete the Omnibus Plan’s share reserve at the time the award is granted. If (a) an award lapses, expires, is canceled, or terminates without issuance of shares or is settled in cash, (b) the Administrator determines that the shares granted under an award will not be issuable because the conditions for issuance will not be satisfied, (c) shares are forfeited under an award, or (d) shares are issued under any award and we reacquire them pursuant to our reserved rights upon the issuance of the shares, then those shares are added back to the reserve and may again be used for new awards under the Omnibus Plan. Shares that are tendered or withheld in payment of the exercise price of a stock option or as a result of the net settlement of an outstanding SAR, shares we purchase using proceeds from stock option exercises and shares tendered or withheld to satisfy any federal, state, or local tax withholding obligations may not be made available for re-issuance under the Omnibus Plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding equity awards held by each of our named executive officers as of December 31, 2024:

			Stock Option Awards			Restricted Stock Units
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Number of Shares of Stock (#) Not Vested(1)	Market Value of Shares Not Vested ($)(2)

George Ng	08/08/23		-	-	-	31,109	27,500

David Young	06/28/24	(3)	-	-	-	3,233	2,858
	06/28/24	(3)	-	-	-	2,425	2,144
	01/01/23	(4)	-	-	-	801	708
	07/01/21	(5)	-	-	-	215	190

Sian Bigora	06/28/24	(3)	-	-	-	3,233	2,858
	06/28/24	(3)	-	-	-	2,425	2,144
	01/01/23	(4)	-	-	-	1,616	1,429
	07/01/21	(5)	-	-	-	215	190

(1) Not included in the above table are RSUs representing 47,844 shares of our common stock that have vested but have not met the distribution requirements as of December 31, 2024.

(2) Market value is based on $0.88 per share, which was the closing market price of our common stock on December 31, 2024, the last trading day of the year.

(3) Stock awards in the form of RSUs for 6,466 shares of our common stock granted to each of Dr. Young and Dr. Bigora on June 28, 2024 contained either service or performance vesting conditions and must meet distribution requirements before any shares of common stock will be issued. These stock awards had the following vesting conditions: (i) RSUs representing 3,233 shares of our common stock vest on January 1, 2025; (ii) RSUs representing 2,425 shares of our common stock vest one-third on January 1, 2025, and the remaining vest monthly afterward; (iii) RSUs representing 404 shares of our common stock vested upon grant for regaining Nasdaq’s minimum price requirement; and (iv) RSUs representing 404 shares of our common stock vested when we dosed the first patient in the Phase 2 trial of NGC-Cap, which occurred on October 2, 2024.

(4) On January 1, 2023, stock awards in the form of RSUs were granted to Dr. Young and Dr. Bigora. One-third of these stock awards vested on January 1, 2024 and the remaining vest annually on January 1, 2025 and 2026.

(5) Stock awards in the form of RSUs for 215 shares of our common stock granted to each of Dr. Young and Dr. Bigora on July 1, 2021 vest when we cumulatively raise at least $30 million.

Director Compensation

On September 3, 2024, our compensation committee recommended, and our Board of Directors approved, an amendment to our compensation plan for non-employee directors effective July 1, 2024. Each non-employee director will receive annual compensation for serving as a director totaling $100,000, consisting of an annual cash retainer of $56,000, payable in quarterly installments and an annual RSU award representing 31,206 shares of our common stock equal to $44,000 total value, which was based on the closing price of our common stock on the date of award. These RSUs vest on the earlier of June 28, 2025 or the date of our 2025 annual meeting.

Our directors are also reimbursed for any reasonable out-of-pocket expenses incurred in connection with service as a director.

The table below shows all compensation paid or earned to our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)(1)	Total ($)
Khoso Baluch	49,000	44,000	93,000
Jim Neal	49,000	44,000	93,000
Geraldine Pannu	49,000	44,000	93,000
Justin Yorke	49,000	44,000	93,000

(1)	Reflects the aggregate grant date fair value of RSUs granted in 2024 calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding equity awards held by each of our directors as of December 31, 2024:

		Stock Option Awards			Restricted Stock Units
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Number of Shares of Stock (#) Not Vested(1)	Market Value of Shares Not Vested ($)(2)
Khoso Baluch	09/03/24(3)	-	-	-	31,206	27,586
James Neal	09/03/24(3)	-	-	-	31,206	27,586
Geraldine Pannu	09/03/24(3)	-	-	-	31,206	27,586
Justin Yorke	09/03/24(3)	-	-	-	31,206	27,586

(1) Not included in the above table for each of our non-employee directors are RSUs representing 5,069 shares of our common stock that have vested but have not met the distribution requirements as of December 31, 2024.

(2) Market value is based on $0.88 per share, which was the closing market price of our common stock on December 31, 2024, the last trading day of the year.

(3) On September 3, 2024, RSU awards were granted to each director. These RSU awards vest on the earlier of June 28, 2025 or the next annual shareholder meeting. These RSUs also have distribution requirements, such that they will be distributed on the earlier of: the end of their appointment or reappointment as a director; the third anniversary of the grant date; a change of control; or their death.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 12, 2025 for:

●	Each of our directors;
●	Each of our named executive officers;
●	All of our current directors and executive officers as a group; and
●	Each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

The number of shares of our common stock beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 12, 2025, through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 5,269,240 shares of our common stock outstanding as of March 12, 2025. Shares of our common stock that a person has the right to acquire within 60 days of March 12, 2025, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

	Shares beneficially owned
	Shares	Percent
Name and address of beneficial owner (1)
Officers and Directors

Sian Bigora (2)	54,141	1.0%
Wendy Guy (3)	43,086	* %
Patrick Lin (4)	160,703	3.0%
George Ng (5)	259,671	4.8%
Russell Skibsted	-	*
David Young (6)	475,666	8.7%
Khoso Baluch (7)	6,467	*
James Neal (8)	5,790	*
Geraldine Pannu (9)	7,951	*
Justin Yorke (10)	71,038	1.3%

Total for all Officers and Directors	1,084,513	18.7%

* represents less than 1%

(1) Unless otherwise indicated, the address for each beneficial owner listed is c/o Processa Pharmaceuticals, Inc., 7380 Coca Cola Drive, Suite 106, Hanover, Maryland 21076.

(2) Consists of (i) 21,878 shares of common stock held directly by Dr. Bigora; (ii) 6,668 shares held by CorLyst; and (iii) restricted stock units representing 25,595 shares of common stock issuable within 60 days of March 12, 2025.

(3) Consists of (i) 11,857 shares of common stock held directly by Ms. Guy; (ii) 8,335 shares held by CorLyst; and (iii) restricted stock units representing 22,894 shares of common stock issuable within 60 days of March 12, 2025.

(4) Consists of (i) 29,059 shares of common stock held directly by Mr. Lin; (ii) 43,500 shares and warrants to purchase 65,250 shares of common stock held by Lin Family Trust Feb 4, 2024, of which Mr. Lin is a trustee and has investment and disposition power over the shares and warrants; and (iii) restricted stock units representing 22,894 shares of common stock issuable within 60 days of March 12, 2025.

(5) Consists of (i) 20,000 shares of common stock held by Ng Cha Family Trust, of which Mr. Ng is a trustee and has investment and disposition power over the shares of common stock; (ii) 87,200 shares of common stock and warrants to purchase 130,800 shares of common stock held by George Ng IRRA FOB George Ng, of which Mr. Ng is a beneficiary and has investment and disposition power over the shares and warrants; and (iii) restricted stock units representing 21,671 shares of common stock issuable within 60 days of March 12, 2025.

(6) Consists of (i) 205,405 shares of common stock held directly by Dr. Young; (ii) warrants to purchase 186,750 shares of common stock; (iii) 18,851 shares held by family entities; (iv) 41,464 shares held by CorLyst, LLC (“CorLyst”) (22,920 shares held on behalf of entities controlled by Dr. Young and 18,544 shares held on behalf of other stockholders); and (v) restricted stock units for 23,196 shares of our common stock issuable within 60 days of March 12, 2025. Dr. Young is the Chief Executive Officer and Managing Member of CorLyst. Dr. Young disclaims beneficial ownership of a portion of CorLyst shares.

(7) Consists of (i) 1,398 shares of common stock held directly by Mr. Baluch and (ii) restricted stock units representing 5,069 shares of common stock issuable within 60 days of March 12, 2025.

(8) Consists of (i) 721 shares of common stock held directly by Mr. Neal and (ii) restricted stock units representing 5,069 shares of common stock issuable within 60 days of March 12, 2025.

(9) Consists of (i) 2,882 shares of common stock held directly by Ms. Pannu and (ii) restricted stock units representing 5,069 shares of common stock issuable within 60 days of March 12, 2025.

(10) Justin Yorke is a manager of the Richland Fund, LLC. The shares of common stock reported for Mr. Yorke include (i) 3,737 shares of common stock held directly by Mr. Yorke; (ii) 12,400 shares and warrants to purchase 18,600 shares of common stock held by Directed Trust Company FBO Justin Yorke IRA, of which Mr. Yorke is a beneficiary and has investment and disposition power over the shares and warrants; (iii) restricted stock units representing 5,069 shares of common stock issuable within 60 days of March 12, 2025; and (iv) the shares held by the Richland Fund, LLC which total 31,232 shares.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4, and 5, and any amendment thereto) with the SEC.

Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in fiscal year 2024, except three late Forms 4 were filed on April 12, 2024 and August 2, 2024 for each of Sian Bigora, Wendy Guy, Patrick Lin, and David Young.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Person Policy

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

Criteria for committee approval or ratification of a related party transaction, in addition to factors that the committee otherwise deems appropriate under the circumstances, include:

●	whether terms of the transaction are no less favorable than terms generally available from an unaffiliated third party, and

●	in the case of a non-employee director, whether the transaction would disqualify the director from (1) being independent under Nasdaq Stock Market listing requirements, or (2) from serving on the audit committee, compensation committee or nominating and governance committee under Nasdaq Stock Market and other regulatory requirements.

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

CorLyst, LLC

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses in our consolidated statement of operations. We recorded approximately $110,000 and $112,000 in reimbursements during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, $47 was due from CorLyst and no amounts were due at December 31, 2023. Our President, Research and Development is the CEO of CorLyst, and CorLyst is a shareholder. Dr. Young spends a nominal amount of effort related to CorLyst activities. As of March 12, 2025, CorLyst beneficially owns 56,467 shares of our common stock.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees Billed to the Company by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to Processa for the years ended December 31, 2024 and 2023 by Cherry Bekaert, LLP, our auditors as of October 31, 2024; and BD & Company, Inc., our auditors from January 1, 2023 to October 31, 2024:

Service Type	2024		2023

Audit Fees	$128,750	(1)	$94,000

Audit-Related Fees	-		-

Tax Fees	-		-

All Other Fees	42,461		1,657

Total	$171,211		$95,657

Audit Fees. These fees were for professional services rendered for 2024 and 2023 in connection with the audit of our annual financial statements on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q. The amounts also include fees for services that are normally provided by Cherry Bekaert, LLP and BD & Company, Inc. in connection with statutory and regulatory filings and engagements for the years identified.

All Other Fees. These fees were primarily for services related to our Registration Statements and related comfort letters in 2024 and 2023.

(1)	Audit fees incurred in 2024 were billed accordingly: $39,500 by BD & Company, Inc. and $89,250 by Cherry Bekaert, LLP.

Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services

The following describes the Audit Committee’s policies and procedures regarding pre-approval of the engagement of the Company’s independent auditor to perform audit as well as permissible non-audit services for the Company.

For audit services and audit-related fees, the independent auditor will provide the Committee with an engagement letter during the first quarter of each year outlining the scope of the audit services proposed to be performed in connection with the audit of the current fiscal year. If agreed to by the Committee, the engagement letter will be formally accepted by the Committee at an Audit Committee meeting held as soon as practicable following receipt of the engagement letter. The independent auditor will submit to the Committee for approval an audit services fee proposal after acceptance of the engagement letter.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description of the Exhibit

1.1	Sales Agreement, dated May 21, 2024, by and among Processa Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.2 to Form S-3 filed on May 21, 2024)
3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 17, 2020)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1.1 to Form S-1 filed on September 17, 2020)
3.1.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated August 8, 2019 (incorporated by reference to Exhibit 3 to Form 10-Q filed on August 14, 2019)
3.1.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020 (incorporated by reference to Exhibit 3.1.4 to Form S-1 filed on September 17, 2020)
3.1.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated January 1, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 6, 2022)
3.1.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 29, 2023)
3.1.6

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 18, 2024)

3.2*	Amended and Restated Bylaws of Processa Pharmaceuticals, Inc., dated March 18, 2025
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 2020)
4.2	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 30, 2025)
4.3	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 30, 2025)
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 30, 2025)
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 29, 2024)
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on September 17, 2020)
10.2	License Option Agreement with CoNCERT (incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 2020)
10.3	Amendment to License Agreement and Securities Purchase Agreement with CoNCERT Pharmaceuticals (incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 2020)
10.4+	Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 17, 2020)
10.5+	Amended and Restated Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to From S-8 filed on July 22, 2024).
10.6	License Agreement with Aposense, Ltd. dated May 24, 2020 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 17, 2020)
10.7	License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 17, 2020)
10.8	License Agreement with Elion Oncology, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 17, 2020)
10.9	Addendum No. 1 to the Aposense Ltd. License Agreement (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 25, 2021)
10.10	License Agreement with Ocuphire Pharma, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 17, 2021)
10.11*+	Employment Agreement dated March 19, 2025 by and between George Ng and Processa Pharmaceuticals, Inc.
10.12*+	Employment Agreement dated March 19, 2025, by and between Russell Skibsted and Processa Pharmaceuticals, Inc.
10.13*+	Employment Agreement dated March 19, 2025, by and between Sian Bigora and Processa Pharmaceuticals, Inc.
10.14*+	Employment Agreement dated March 19, 2025, by and between Wendy Guy and Processa Pharmaceuticals, Inc.
10.15*+	Employment Agreement dated March 19, 2025, by and between Patrick Lin and Processa Pharmaceuticals, Inc.
10.16*+	Employment Agreement dated March 19, 2025, by and between David Young and Processa Pharmaceuticals, Inc.
10.17	Form of Securities Purchase Agreement, dated January 27, 2025, by and between Processa Pharmaceuticals, Inc. and each of the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 30, 2025)
10.18	Placement Agency Agreement, dated January 27, 2025, by and between Processa Pharmaceueticals, Inc. and A.G.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 30, 2025)
19*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm, BD & Co. Inc.
23.2*	Consent of Independent Registered Public Accounting Firm, Cherry Bekaert, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Processa Pharmaceuticals, Inc. Restatement Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 29, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ George Ng
George Ng
Chief Executive Officer (Principal Executive Officer)
Dated:	March 20, 2025

By:	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ George Ng	Chief Executive Officer	March 20, 2025
George Ng

/s/ Russell Skibsted	Chief Financial Officer	March 20, 2025
Russell Skibsted

/s/ David Young	President of Research and Development and Director	March 20, 2025
David Young

/s/ Khoso Baluch	Director	March 20, 2025
Khoso Baluch

/s/ James Neal	Director	March 20, 2025
James Neal

/s/ Geraldine Pannu	Director	March 20, 2025
Geraldine Pannu

/s/ Justin Yorke	Director	March 20, 2025
Justin Yorke

