Form 10-Q
period 2025-03-31
Processa Pharmaceuticals, Inc.
filed 2025-05-08
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of outstanding shares of the registrant’s common stock at May 8, 2025 was 11,884,356.

PROCESSA PHARMACEUTICALS, INC.

Part I: Financial Information

Item 1: Financial Statements

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,897,072	$1,191,325
Prepaid expenses and other	860,814	682,294
Total Current Assets	3,757,886	1,873,619
Property and Equipment, net	4,715	5,016
Non-current Assets
Prepaid expenses	993,701	1,274,442
Total Non-current Assets	993,701	1,274,442
Other Assets
Operating lease right-of-use assets, net	47,737	70,677
Other	5,535	5,535
Total Other Assets	53,272	76,212
Total Assets	$4,809,574	$3,229,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of lease liability	$49,659	$73,020
Accounts payable	552,560	880,880
Accrued expenses	680,747	578,731
Total Current Liabilities	1,282,966	1,532,631
Non-current Liabilities
Non-current lease liability	-	487
Total Liabilities	1,282,966	1,533,118

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 or December 31, 2024	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 5,274,240 issued and 5,269,240 outstanding at March 31, 2025; and 3,707,628 issued and 3,702,628 outstanding at December 31, 2024	527	371
Additional paid-in capital	93,879,685	89,214,999
Treasury stock, 5,000 shares	(300,000)	(300,000)
Accumulated deficit	(90,053,604)	(87,219,199)
Total Stockholders’ Equity	3,526,608	1,696,171
Total Liabilities and Stockholders’ Equity	$4,809,574	$3,229,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2025	2024
Operating Expenses
Research and development expenses	$1,588,540	$1,539,070
General and administrative expenses	1,258,450	1,270,528

Operating Loss	(2,846,990)	(2,809,598)

Other Income, net	12,585	83,217

Net Loss	$(2,834,405)	$(2,726,381)

Net Loss Per Common Share - Basic and Diluted	$(0.30)	$(1.11)

Weighted Average Common Shares Used to Compute Net Loss Per Common Shares - Basic and Diluted	9,526,796	2,466,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	1,291,000	$129	$80,658,111	(5,000)	$(300,000)	$(75,369,081)	$4,989,159
Stock-based compensation	13,176	1	167,642	-	-	-	167,643
Shares issued in connection with capital raise, net of transaction costs	1,555,555	156	6,282,274	-	-	-	6,282,430
Shares issued in connection with license agreement	5,000	1	188,999	-	-	-	189,000
Settlement of stock award	-	-	(8,561)	-	-	-	(8,561)
Shares withheld to pay income taxes on stock-based compensation	(3,750)	(1)	(9,923)	-	-	-	(9,924)
Net loss	-	-	-	-	-	(2,726,381)	(2,726,381)
Balance, March 31, 2024	2,860,981	$286	$87,278,542	(5,000)	$(300,000)	$(78,095,462)	$8,883,366

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2025	3,707,628	$371	$89,214,999	(5,000)	$(300,000)	$(87,219,199)	$1,696,171
Stock-based compensation	11,721	1	227,710	-	-	-	227,711
Shares issued in connection with capital raise, net of transaction costs	1,556,672	156	4,438,414	-	-	-	4,438,570
Shares withheld to pay income taxes on stock-based compensation	(1,781)	(1)	(1,438)	-	-	-	(1,439)
Net loss	-	-	-	-	-	(2,834,405)	(2,834,405)
Balance, March 31, 2025	5,274,240	$527	$93,879,685	(5,000)	$(300,000)	$(90,053,604)	$3,526,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended 31,
	2025	2024
Cash Flows From Operating Activities
Net Loss	$(2,834,405)	$(2,726,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	301	139
Non-cash lease expense for right-of-use assets	22,940	21,372
Stock-based compensation	227,711	167,643

Net changes in operating assets and liabilities:
Prepaid expenses and other	129,995	68,665
Operating lease liability	(22,312)	(21,083)
Accounts payable	(328,320)	143,751
Due from related parties	(27,774)	(22,334)
Accrued expenses	102,016	319,344
Net cash used in operating activities	(2,729,848)	(2,048,884)

Cash Flows From Financing Activities
Net proceeds from issuance of stock	4,438,570	6,282,430
Shares withheld to pay taxes on stock-based compensation	(1,439)	(9,924)
Settlement of stock award	-	(8,561)
Payment of finance lease obligation	(1,536)	(895)
Net cash provided by financing activities	4,435,595	6,263,050

Net Decrease in Cash and Cash Equivalents	1,705,747	4,214,166
Cash and Cash Equivalents - Beginning of Period	1,191,325	4,706,197
Cash and Cash Equivalents - End of Period	$2,897,072	$8,920,363

Supplemental Cash Flow Information:
Cash paid for interest	$1,880	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Issuance of 5,000 shares of common stock in connection with a licensing agreement which had previously been recorded as a due to licensor	$-	$189,000

New right-of-use asset	$-	$11,804
Financing lease liability	-	(11,804)
Net	$-	$-

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

Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Liquidity

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred losses since inception, currently devoting substantially all our efforts toward research and development of our NGC drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $90.1 million at March 31, 2025. During the three months ended March 31, 2025, we generated a net loss of $2.8 million and used $2.7 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future. We expect that we will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

On January 27, 2025, we sold 1,030,972 shares of our common stock, pre-funded warrants to purchase up to 7,019,700 shares of our common stock (the “Pre-Funded Warrants”), and accompanying Series A warrants to purchase up to 8,050,672 shares of our common stock (the “Series A Warrants”) and Series B warrants to purchase up to 4,025,336 shares of our common stock (the “Series B Warrants” and collectively with the Series A Warrants, the “Common Warrants”) for net proceeds of $4.4 million, after deducting placement agent fees and offering-related expenses (see Note 2 for additional details). On January 30, 2025, Pre-Funded Warrants to purchase 525,700 shares of our common stock were exercised. At March 31, 2025, Pre-Funded Warrants to purchase 6,494,000 shares of our common stock remained outstanding. Subsequent to March 31, 2025, all 6,494,000 Pre-Funded Warrants were exercised.

At March 31, 2025, we had cash and cash equivalents totaling $2.9 million. Based on our current business plans, we believe these funds will satisfy our capital needs into mid-2025. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. At March 31, 2025 and December 31, 2024, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

Under ASC 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year-to-date ordinary operating tax basis loss before income taxes. Based on the projection, no current income tax benefit or expense is expected for 2025 and the foreseeable future since we expect to generate taxable net operating losses.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at March 31, 2025, exceeded FDIC limits.

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

Note 2 – Stockholders’ Equity

Common Stock

During the three months ended March 31, 2025, we issued the following shares of common stock.

●	On January 17, 2025, we issued 3,688 shares of common stock to a former employee, net of 1,781 shares of common stock withheld for income and FICA taxes owed upon the distribution of the shares.

●	On January 27, 2025, we sold 1,030,972 shares of our common stock, pre-funded warrants to purchase up to 7,019,700 shares of our common stock (the “Pre-Funded Warrants”), and accompanying Series A warrants to purchase up to 8,050,672 shares of our common stock (the “Series A Warrants”) and Series B warrants to purchase up to 4,025,336 shares of our common stock (the “Series B Warrants” and collectively with the Series A Warrants, the “Common Warrants”) for net proceeds of $4.4 million, after deducting placement agent fees and offering-related expenses under a best efforts public offering (the “Offering”)at a combined purchase price of $0.615 for institutional investors and $0.7975 for the Company’s Chief Executive Officer and certain board members. The Common Warrants both have an exercise price of $0.65 per share of common stock, and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the warrants (“Warrant Stockholder Approval”). The Series A Warrants will expire on the five-year anniversary date of stockholder approval and the Series B Warrants will expire on the eighteen-month anniversary date of stockholder approval. At March 31, 2025, Pre-Funded Warrants for the purchase of 6,494,000 remained outstanding and unexercised, but were fully exercised as of April 14, 2025.

●	On January 31, 2025, we issued 6,252 shares of common stock to Berg Capital Markets, LLC in connection with a consulting agreement.

During the three months ended March 31, 2024, we issued the following shares of common stock.

●	On January 22, 2024, we issued 6,203 shares of common stock to five of our executive officers and one employee, net of 2,373 shares of common stock withheld for income taxes owed upon the distribution of the shares.

●	On January 25, 2024, we issued 5,000 shares of common stock to Elion Oncology, Inc. (“Elion”) in satisfaction of the third milestone event under a license agreement.

●	On January 30, 2024, we closed a public offering for the sale of 476,000 shares of common stock, pre-funded warrants to purchase up to 1,079,555 shares of common stock in lieu of shares of common stock, and common warrants to purchase up to 1,555,555 shares of our common stock. The common warrants have an exercise price of $4.50, are immediately exercisable and expire on January 30, 2029. The shares of common stock were offered at a combined public offering price of $4.50 per share and accompanying common warrant and $4.4999 per pre-funded warrant and accompanying common warrant. The pre-funded warrants had an exercise price of $0.0001 and were exercised in full simultaneously with the closing of the public offering in exchange for 1,079,555 shares of our common stock. We received $6.3 million in net proceeds from the public offering, after deducting the fees of the placement agent and other offering-related expenses.

●	On February 5, 2024, we issued 1,250 shares of common stock to a consultant in accordance with their consulting agreement.

●	On March 5, 2024, we issued 3,223 shares of common stock to a former employee, net of 1,377 shares of common stock withheld for income and FICA taxes owed upon the distribution of the shares.

Note 3 - Stock-based Compensation

On June 19, 2019, our stockholders approved, and we adopted, the Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan provides for the aggregate issuance of 800,000 shares of our common stock. At March 31, 2025, we have 355,415 shares available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the three months ended March 31, 2025 and 2024 as follows:

	2025	2024
Research and development	$46,720	$31,121
General and administrative	180,991	136,522
Total	$227,711	$167,643

Stock Options

No stock options to purchase shares of common stock were forfeited or expired during the three months ended March 31, 2025. At March 31, 2025, we had outstanding and exercisable options for the purchase of 2,747 shares with a weighted average exercise price of $409.09 and a weighted average remaining contractual life of 3.4 years. At March 31, 2025, we did not have any unrecognized stock-based compensation expense related to our granted stock options.

Restricted Stock Units

Activity with respect to our Restricted Stock Units (“RSUs”) during the three months ended March 31, 2025 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2025	383,636	$19.87
Granted	-	-
Forfeited	(3,555)	33.61
Issued	(3,688)	43.10
Outstanding at March 31, 2025	376,393	19.51
Vested and unissued	(185,080)	35.16

Unvested at March 31, 2025	191,313	$4.37

At March 31, 2025, unrecognized stock-based compensation expense of approximately $274,000 for RSUs is expected to be fully recognized over a weighted average period of 0.4 years. The unrecognized expense excludes approximately $354,000 of expense related to certain grants of RSUs with performance milestones that are not probable of occurring at this time.

Holders of our vested RSUs will be issued shares of our common stock upon meeting the distribution restrictions contained in their Restricted Stock Unit Award Agreement. The distribution restrictions are different (longer) than the vesting schedule, imposing an additional restriction on the holder. While certain employees may hold fully vested RSUs, the individual does not hold any shares or have any rights of a stockholder until the distribution restrictions are met. Upon distribution to the employee, each RSU converts into one share of our common stock. The RSUs contain dividend equivalent rights.

Warrants

During the three months ended March 31, 2025, no warrants expired and we sold 7,019,700 Pre-Funded Warrants, and accompanying Series A Warrants to purchase up to 8,050,672 shares of our common stock and Series B Warrants to purchase up to 4,025,336 shares of our common stock in the Offering.

At March 31, 2025, we had outstanding exercisable stock purchase warrants excluding both the Pre-Funded Warrants and the Common Warrants for the purchase of 1,775,784 shares with a weighted average exercise price of $5.95 and a weighted average remaining contractual life of 3.5 years. We have excluded the unexercised Pre-Funded Warrants sold under the Offering from the calculation of the weighted average remaining contractual life since they have a perpetual term. The Common Warrants expiration dates have not yet been determined as they are subject to stockholder approval.

We did not have any unrecognized stock-based compensation expense related to our granted stock purchase warrants at March 31, 2025.

Note 4 – Net Loss per Share of Common Stock

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss available to common stockholders by the weighted average number of shares of common stock outstanding (which includes vested RSUs and unexercised pre-funded warrants) during the period. Diluted loss per share is computed by dividing our net loss available to common stockholders by the diluted weighted average number of shares of common stock (which includes the potentially dilutive effect of stock options, unvested RSUs and warrants) during the period. Since we experienced a net loss for both periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the three months ended March 31, 2025 and 2024 excludes the impact of potentially dilutive common shares since those shares would have an anti-dilutive effect on net loss per share.

Pursuant to the Offering described in Note 2, we issued 7,019,700 Pre-Funded Warrants with such Pre-Funded Warrants being immediately exercisable, having an exercise price of $0.0001 per share that expire when fully exercised. The Pre-Funded Warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815. At March 31, 2025, 6,494,000 of these prefunded warrants were unexercised. Pursuant to the guidance of ASC 260-10, we concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the Pre-Funded Warrants were issued. Therefore, the underlying common shares have been included in the denominator for both the calculation of basic and dilutive net loss per common share for the three months ended March 31, 2025.

The computation of net loss per share for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Basic and diluted net loss per share:
Net loss available to common stockholders	$(2,834,405)	$(2,726,381)
Weighted average number of common shares-basic and diluted	9,526,796	2,466,523

Basic and diluted net loss per share	$(0.30)	$(1.11)

	2025	2024
Weighted-average number of common shares outstanding – basic and diluted	4,428,407	2,331,866
Pre-Funded Warrants considered issued for EPS purposes	4,913,790	-
Weighted-average number of vested RSUs– basic and diluted	184,599	134,657
Weighted-average number of common shares-basic and diluted	9,526,796	2,466,523

We have excluded the following potentially dilutive securities from the calculation of diluted net loss per share since they would have had an anti-dilutive effect:

	March 31,
	2025	2024
Stock options	2,747	6,992
Restricted stock units (unvested)	191,313	81,477
Warrants for common stock	1,775,784	1,778,284
Total	1,969,844	1,866,753

We have not included any potential impact of the Common Warrants since they are subject to shareholder approval.

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

Lease costs included in our condensed consolidated statements of operations totaled $22,461 for each of the three months ending March 31, 2025 and 2024. The weighted average remaining lease terms and discount rate for our operating leases were as follows at March 31, 2025:

Remaining lease term (years) for our facility lease	0.5
Remaining lease term (years) for our equipment lease	0.8
Weighted average discount rate for our facility and equipment leases	8.0%

Annual lease liabilities for the operating lease were as follows at March 31, 2025:

Remainder of 2025	$46,693
Total lease payments	46,693
Less: Interest	(2,100)
Present value of lease liabilities	44,593
Less: current maturities	(44,593)
Non-current lease liability	$-

Annual lease liabilities for the financing lease were as follows at March 31, 2025:

Remainder of 2025	$5,040
2026	560
Total lease payments	5,600
Less: Interest	(534)
Present value of lease liabilities	5,066
Less: current maturities	(5,066)
Non-current lease liability	$-

Note 6 – Related Party Transactions

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our condensed consolidated statement of operations. Included in our general and administrative expenses is approximately $29,000 and $23,000 of reimbursements from CorLyst during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and 2024, we included $27,774 and $22,295, respectively, due from CorLyst as a current asset in Prepaid and Other. Our President, Research and Development is the CEO of CorLyst, and CorLyst is a stockholder.

Note 7 – Segment Reporting

We manage our operations as a single segment, focused on developing the next generation of cancer therapy drugs. As our chief operating decision maker (CODM), our CEO manages and allocates resources at a consolidated level. He assesses performance, monitors budget versus actual results, and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations and comprehensive loss as consolidated net loss.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Preclinical, clinical trial and other costs	$1,197,035	$1,031,280
Research and development personnel expense(1)	391,505	507,790
General and administrative personnel expense(2)	673,779	518,831
Administrative and facilities expense(3)	584,671	751,697
Other income, net	(12,585)	(83,217)
Total	$2,834,405	$2,726,381

(1)	Research and development personnel costs include employee stock-based compensation expense of $46,720 and $31,121 for the three months ended March 31, 2025 and 2024, respectively.
(2)	General and administrative personnel costs include employee stock-based compensation expense of $122,655 and $38,871 for the three months ended March 31, 2025 and 2024, respectively, and are net of reimbursements received from CorLyst, LLC.
(3)	Administrative & facilities expense primarily consists of facilities expenses, office expenses, legal costs, insurance, consulting, travel, and other administrative costs.

Note 8 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations (CROs) and subcontractors to further develop our products. The contracts are cancelable, with varying provisions regarding termination. If we terminated a cancelable contract with a specific vendor, we would only be obligated for products or services that we received at the effective date of the termination and any applicable cancellation fees. At March 31, 2025, we are contractually obligated to pay up to $13.6 million of future services under the agreements with the CROs. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our limited cash and history of losses; our ability to achieve profitability; our ability to obtain adequate financing to fund our business operations in the future; our ability to secure required FDA or other governmental approvals for our product candidates and the breadth of the indication sought; the impact of competitive or alternative products, technologies and pricing; whether we are successful in developing and commercializing our technology, including through licensing; the adequacy of protections afforded to us and/or our licensors by the anticipated patents that we own or license and the cost to us of maintaining, enforcing and defending those patents; our and our licensors’ ability to protect non-patented intellectual property rights; our exposure to and ability to defend third-party claims and challenges to our and our licensors’ anticipated patents and other intellectual property rights; our ability to remain listed on the Nasdaq Capital Market; and our ability to continue as a going concern. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

References to the “Company,” “we,” “us” or “our” refer to the operations of Processa Pharmaceuticals, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of Next Generation Cancer therapy (“NGC”) small molecules, two of which are in, or have completed, Phase 2 trials, and one is in pre-clinical development. Our risk-mitigated strategy is to identify existing cancer therapies where the mechanism of action is well understood and that are cornerstones of current treatment regimens, but are highly toxic, with side effects that are often treatment limiting. We devise technologies to change the way the body metabolizes them, or the way they are distributed within the body, to improve the therapeutic effect and reduce toxicity. We then efficiently develop our pipeline of Next Generation Cancer therapies utilizing our proprietary Regulatory Science Approach, which we believe will further increase the likelihood of regulatory approval. Since the underlying active metabolites of these drugs are already commonly used in cancer therapy, we believe that if our clinical trials are successful and are showing better efficacy and tolerability than the currently used drugs, the commercial adoption for our NGC therapies will be rapid and broad.

Our oncology pipeline currently consists of NGC-Cap, NGC-Gem and NGC-Iri (also identified as PCS6422, PCS3117, and PCS11T, respectively) and two non-oncology drugs (PCS12852 and PCS499). We are exploring options for our non-oncology drugs, which may include out-licensing or partnership opportunities. The current status of our drug pipeline is set forth below:

Our Drug Pipeline

Recent Developments

Over the last six months since the first patient was dosed in the NGC-Cap Phase 2 advanced or metastatic breast cancer trial, the study has been actively adding more U.S. clinical study sites while screening and enrolling more patients. We plan to obtain preliminary safety-efficacy data in these breast cancer patients in order to provide insight into the benefit of this treatment over existing treatments. This preliminary data should provide information that could also help to adaptively modify the protocol to increase the efficiency and/or improve the information obtained from the study.

In addition, since FDA now accepts surrogate endpoints for nephrology diseases such as primary glomerular diseases (PGDs), we have more recently begun to re-evaluate the potential clinical safety and efficacy of PCS499 in PGDs. These analyses have been based on PCS499 and pentoxifylline (PTX) safety-efficacy in diabetic nephropathy and, for PTX, in primary glomerular diseases. PTX is a generic drug with similar pharmacological properties to PCS499 and is approved for the treatment of patients with intermittent claudication. The data suggests that PCS499 may not only be safer, but also more efficacious in more patients than PTX or other drugs presently used on- and off-label for PGDs. We have been designing a drug development strategy and program to obtain approval of PCS499 in rare PGDs while demonstrating the benefit of PCS499 over all other treatments.

Public Offering

On January 27, 2025, we raised net proceeds in a public offering of $4.4 million from the sale of 1,030,972 shares of our common stock, pre-funded warrants to purchase up to 7,019,700 shares of our common stock, accompanying Series A warrants to purchase up to 8,050,672 shares of our common stock and Series B warrants to purchase up to 4,025,336 shares of common stock, as described in Note 2. Since the Offering closed, all pre-funded warrants were exercised. We plan to use the net proceeds from this financing for continued research and development for NCG-Cap, and for working capital and general corporate purposes.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our net loss during the periods indicated:

	Three months ended
	March 31,
	2025	2024	Change
Operating Expenses
Research and development expenses	$1,588,540	$1,539,070	$49,470
General and administrative expenses	1,258,450	1,270,528	(12,078)

Operating Loss	(2,846,990)	(2,809,598)

Other Income, net	12,585	83,217	(70,632)

Net Loss	$(2,834,405)	$(2,726,381)

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

During the three months ended March 31, 2025, our research and development expenses increased by approximately $49,000 to $1,588,540 from $1,539,070 for the three months ended March 31, 2024. Costs for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024
Research and development salaries and benefits	$391,505	$507,790
Preclinical, clinical trial and other costs	1,197,035	1,031,280
Total	$1,588,540	$1,539,070

The slight increase in research and development expenses was primarily due to an increase in preclinical, clinical trial and other costs for our Phase 1B and Phase 2 clinical trials for NGC-Cap during the three months ended March 31, 2025 when compared to the same period in 2024. During the same period in 2024, we were only incurring costs related to the Phase 1B trial for NGC-Cap. The increase was offset by a decrease in salaries and benefits from the voluntary departures of research and development employees since March 2024.

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

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2025 decreased by approximately $12,000 to $1,258,450 from $1,270,528 for the three months ended March 31, 2024. This decrease was due primarily to decreases in professional fees of approximately $151,000; office expenses of approximately $11,000; repairs and maintenance of approximately $9,000; and insurance of $6,000. The decreases were offset by increases in salaries and other-payroll related costs of $77,000, primarily due to salary increases to our C-suite executives; an increase in employee stock-based compensation of $84,000 since our 2024 stock grant was contingent on receiving stockholder approval to increase the number of shares available for issuance under our Incentive Plan, so we did not recognize any expense related to that grant during the first quarter of 2024; and taxes and other miscellaneous office expenses of $9,000. We received approximately $6,000 more in reimbursements from CorLyst during the three months ended March 31, 2025 when compared to the same period in 2024.

Other Income

Other income represents interest income of $12,585 and $83,217 for the three months ended March 31, 2025 and 2024, respectively.

Income Tax Benefit

We did not recognize any income tax benefit for the three months ended March 31, 2025 or 2024.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(2,729,848)	$(2,048,884)
Financing activities	4,435,595	6,263,050
Net increase in cash	$1,705,747	$4,214,166

Net cash used in operating activities

We used net cash in our operating activities of $2,729,848 and $2,048,884 during the three months ended March 31, 2025 and 2024, respectively. The increase in cash used in operating activities during the first quarter of 2024 compared to the same period in 2023 of approximately $681,000 was primarily related to trial costs we incurred and a paydown in our accounts payable.

As we continue our development of NGC-Cap and evaluate the other NGC drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. As we continue our Phase 2 clinical trial for NGC-Cap in 2025, we anticipate our clinical trial costs will increase when compared to prior periods since activities in 2024 were primarily related to the completion of our Phase 1B trial and setup of our Phase 2 trial for NGC-Cap.

Net cash provided by financing activities

During the three months ended March 31, 2025, as described in Note 2, we sold 1,030,972 shares of common stock; Pre-Funded Warrants to purchase up to 7,019,700 shares of common stock in lieu of shares of common stock; and accompanying Series A warrants to purchase up to 8,050,672 shares of our common stock and Series B warrants to purchase up to 4,025,336 shares of common stock (which are subject to stockholder approval), pursuant to a public offering for net proceeds of $4.4 million. We also used cash classified as financing activities of $1,439 to pay income taxes owed on stock-based compensation, and $1,536 for payments owed under a financing lease obligation.

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

Liquidity

At March 31, 2025, we had cash and cash equivalents totaling $2.9 million which, based on our current business plans, we believe will satisfy our capital needs into mid-2025. However, absent additional funding, our current cash and cash equivalents will not be sufficient to fund our planned operations for a period of one year or more after the date that these condensed consolidated financial statements were available to be issued based on the timing and amount of our projected net loss from continuing operations and the related amount of cash to be used in operating activities during that period of time. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

We have incurred losses since inception, currently devoting substantially all our efforts toward research and development of our next generation chemotherapy drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $90.1 million at March 31, 2025. During the three months ended March 31, 2025, we generated a net loss of $2.8 million and used $2.7 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

On January 27, 2025, we sold 1,030,972 shares of our common stock, pre-funded warrants to purchase up to 7,019,700 shares of our common stock, and accompanying Series A warrants to purchase up to 8,050,672 shares of our common stock and Series B warrants to purchase up to 4,025,336 shares of common stock for net proceeds of $4.4 million, after deducting placement agent fees and offering-related expenses.

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

Contractual Obligations and Commitments

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Off Balance Sheet Arrangements

At March 31, 2025, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

At March 31, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On December 3, 2024, Jason Assad and Marc Gyimesi, two of the investors in our February 2021 private offering, filed a lawsuit that has been assigned to the Commercial Division of the Supreme Court of the State of New York, New York County alleging fraud and negligent misrepresentation in connection therewith regarding alleged company communication and statements and are seeking monetary damages. In addition to being an investor, Mr. Assad was a former investor relations and communications consultant to the Company from September 1, 2021 through June 30, 2024. On April 25, 2025, the Company filed a motion to dismiss the complaint in its entirety.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Disruptions at the FDA and other government agencies could hinder new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

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

Recent actions by the United States federal government have caused concern in the industry that the FDA will experience staffing reductions and budget cuts. In addition, some senior FDA employees with responsibility for regulation of drugs and biologics have already resigned from the FDA. There are also reports that the United States federal government intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

On February 4, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) notifying us that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). As a result, the Company is not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had been given 180 calendar days, or through August 4, 2025, to regain compliance with Rule 5550(a)(2).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2025, we issued a total 6,252 shares of common stock to Berg Capital Markets, LLC in connection with a consulting agreement. The shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of the Securities Act, Rule 701 promulgated under the Securities Act or Regulation D promulgated under the Securities Act, relating to transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
4.1	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 30, 2025)
4.2	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 30, 2025)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 30, 2025)
10.1	Form of Securities Purchase Agreement, dated January 27, 2025, by and between Processa Pharmaceuticals, Inc. and each of the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 30, 2025)
10.2	Placement Agency Agreement, dated January 27, 2025, by and between Processa Pharmaceueticals, Inc. and A.G.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 30, 2025)
31.1*	Rule 153-14(a) Certification by Principal Executive Officer
31.2*	Rule 153-14(a) Certification by Principal Financial Officer
32.1*++	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	XBRL Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Dated: May 8, 2025

By:	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 8, 2025

