Form 10-K
period 2025-12-31
Processa Pharmaceuticals, Inc.
filed 2026-03-18
CIK 1533743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number 001-39531

Processa Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1539785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 21st Street, Suite 300 Vero Beach, FL 32960
(Address of Principal Executive Offices, Including Zip Code)

(772) 453-2899
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PCSA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2025, the last business day of the most recently completed second quarter, based upon the closing price of Common Stock on such date as reported on Nasdaq Capital Market, was approximately $8.1 million.

The number of outstanding shares of the registrant’s common stock as of March 13, 2026 was 2,660,039.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from portions of the registrant’s proxy statement for its 2026 annual meeting of stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K and are summarized below under the “Summary Risk Factors” section. These risks include, but are not limited to, the following:

●	our ability to obtain funding for our future clinical trials, preclinical activities and our operations;

●	our ability to meet obligations under our license agreements;

●	our ability to successfully implement and execute our digital asset treasury strategy, fluctuations in the market price of stablecoin, Chiliz (CHZ) and potentially other digital assets, tokens, and rights of a similar nature (“Digital Assets”) that we may acquire;

●	the risks of holding Digital Assets on our balance sheet;

●	our limited operating history in the digital asset business, risks associated with the current or future regulation of Digital Assets;

●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;

●	our ability to obtain and maintain regulatory approval of our product;

●	the potential market size, opportunity and growth potential for our product candidates, if approved;

●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize our product candidates, if approved;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our ability to recruit and enroll suitable patients in our clinical trials;

●	the initiation, timing, progress and results of clinical trials and pre-clinical studies for our NGC drugs;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory filings and approvals and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates by physicians, patients, third-party payors and others in the medical community, if approved;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	developments relating to our competitors and our industry;

●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance; and

●	other risks and uncertainties, including those described under part I, Item 1A. Risk Factors of this Annual Report.

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

In this Form 10-K, “we,” “us”, “our”, “Processa” and “the Company” refer to Processa Pharmaceuticals, Inc. and its subsidiary.

Part I

Item 1. Business

Corporate Information

Processa Pharmaceuticals, Inc. (“Processa,” “we” or the “Company”) was incorporated under the laws of the State of Delaware on March 29, 2011. Our principal executive office is located at 601 21st Street, Suite 300 Vero Beach, FL 32960. Our telephone number is (772) 453-2899.

We make available free of charge on or through our Internet website (http://www.processapharmaceuticals.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC), as well as our Code of Ethics and Code of Conduct. The SEC also maintains a website which provides online access to reports and other information regarding registrants that file electronically with the SEC at: www.sec.gov.

The information contained on our website and social media channels is not included as a part of, or incorporated by reference into, this report.

Overview

We are a publicly listed clinical-stage biopharmaceutical company. We are developing a pipeline of Next Generation Cancer therapy (“NGC”) small molecules, one of which is currently in a Phase 2 trial, while the other is in pre-clinical development. Our risk-mitigated strategy is to identify existing cancer therapies where the mechanism of action is well understood and that are cornerstones of current treatment regimens, but are highly toxic, with side effects that are often treatment limiting. We devise technologies to change the way the body metabolizes them, or the way they are distributed within the body, to improve the therapeutic effect and reduce toxicity. We then efficiently develop our pipeline of Next Generation Cancer therapies utilizing our proprietary Regulatory Science Approach, which we believe will further increase the likelihood of regulatory approval. Since the underlying active metabolites of these drugs are already commonly used in cancer therapy, we believe that if our clinical trials are successful and are showing a better safety-efficacy profile than the currently used drugs, the commercial adoption for our NGC therapies will be rapid and broad.

The NGC treatments in our pipeline are as follows (see Our Drug Pipeline below for a more detailed discussion of each):

●

PCS6422, also referred to as NGC-Cap, is a combination of PCS6422 and a lower dose of capecitabine.

Capecitabine is an oral prodrug of the cancer drug 5-fluorouracil (“5-FU”), which is further metabolized into cancer-killing metabolites. It is used in many solid tumor treatment regimens, like breast cancer and colon cancer. Millions of doses of capecitabine are used annually. In 2021, Medicare Part B alone reported over 9.2 million dosing units used. Significant side effects from the catabolites of 5-FU (i.e., metabolites formed from the catabolism of 5-FU) occur in up to 70% of patients treated with capecitabine. These side effects are typically Hand-Foot Syndrome (“HFS”) and cardiotoxicity, which frequently result in decreased or interrupted doses, or discontinuation of treatment with capecitabine, which undermines its effectiveness to the patient.

PCS6422, without having any clinically meaningful anti-cancer effect itself, alters the metabolism of 5-FU within the body, reducing interpatient and intrapatient variability in dihydropyrimidine dehydrogenase (“DPD”), raising plasma levels of bioavailable 5-FU, and lengthening the time of pharmacologic exposure to 5-FU and its metabolites. This results in increased 5-FU distribution to the cancer cells. NGC-Cap has been found to be up to 50 times more potent than capecitabine alone, based on the systemic exposure of the capecitabine metabolite 5-FU.

In clinical trials, NGC-Cap has provided a better catabolite profile than capecitabine alone. Since a much smaller amount of these catabolites are formed with NGC-Cap, the side effects appear in fewer patients and are less severe. Like capecitabine, NGC-Cap could potentially be used to treat patients with various cancers, such as breast, colorectal, gastrointestinal, and pancreatic.

In 2025, we continued our Phase 2 trial of NGC-Cap in advanced or metastatic breast cancer patients. We have enrolled and dosed the 20 patients required for the planned first formal interim analysis, which is expected to be completed in the first half of 2026.

5

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

We continue to define and explore preclinical and clinical development strategies as well as opportunities to support future development.

We are currently evaluating options to monetize two non-oncology drug assets, which may include out-licensing or partnering these assets with one or more third parties.

●	PCS12852 is a highly specific and potent 5HT4 agonist that is Phase 2B ready as a meaningful treatment for gastroparesis patients. Gastroparesis is a chronic digestive disorder characterized by delayed gastric emptying of solid food without obstruction. Gastroparesis symptoms include: nausea, vomiting, postprandial fullness, early satiety, abdominal pain, heartburn and poor appetite. Global prevalence of gastroparesis is over 30 million, with a diabetic population of over 8 million.

We have completed a Phase 2A trial for PCS12852 in gastroparesis patients with positive results.

●	PCS499 is a drug that can be used to treat unmet medical need conditions caused by multiple pathophysiological changes. We are presently defining the development plan for the use of PCS499 in a primary glomerular disease. We believe that PCS499 could be successfully developed in a primary glomerular disease such as focal segmental glomerulosclerosis, or FSGS, and IgA. We met with the FDA to discuss the development program including the next study design. A pathway for the program has been established to include a Phase 2 study followed by a single Phase 3 study. We continue to explore potential partnership opportunities to take the drug to approval.

Our Strategies

Clinical Pipeline Strategy

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

Our risk-mitigated strategy is to identify existing effective cancer therapies where the active cancer-killing ingredients are well understood and that are foundations of current treatment regimens, but are highly toxic, with side effects that are often treatment limiting. We then devise technologies to change the way the body metabolizes the drugs, or the way they are distributed within the body, to increase potency and reduce toxicity. By modifying the drugs in this manner, we believe our treatments will provide an improved safety-profile when compared to their currently marketed counterparts. We believe our approach will extend survival and improve quality of life for many patients fighting cancer. We also believe that we can develop these drug candidates at a lower cost with a higher success rate than is common in the industry. We call our drug candidates Next Generation Cancer (NGC) therapies.

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

Regulatory Risk

Our strategy is to efficiently develop our pipeline of Next Generation Cancer therapies utilizing our proprietary Regulatory Science Approach (described more fully in “Regulatory Science Approach” below), including the principles associated with FDA’s Project Optimus oncology initiative and the related FDA draft guidance (Optimus, 2025). Part of the development includes determining the optimal dosage regimen based on the dose-response relationship rather than using the only the Maximum Tolerated Dose (MTD). By changing either the metabolism, distribution, and/or elimination of already FDA-approved cancer drugs (e.g., capecitabine, gemcitabine, and irinotecan) or their Active Metabolites, we believe that our oncology drugs represent the next generation of cancer therapy with an improved safety--efficacy profile, thereby potentially benefiting more patients while maintaining the mechanism of how the drug kills cancer cells. By combining these modified, approved cancer treatments with our Regulatory Science Approach and our experience using the principles of FDA’s Project Optimus initiative, we anticipate that we will be able to increase the probability of FDA approval, improve the safety-efficacy profile over the existing counterparts of our NGC drugs, and more efficiently develop each drug.

Commercial Risk

Since the underlying drugs are already heavily used in cancer therapy, we believe that, if our clinical trials are successful in demonstrating better safety-efficacy profile, our NGC therapies will be rapidly and broadly adopted. Why would an oncologist use the older, more toxic drug if the efficacy is no different?

Summary

To date, we have data that we believe suggests our NGC treatments are likely to have a better safety-efficacy profile than the current widely used marketed counterpart drugs, not only potentially making the development and approval process more efficient, but also differentiating our NGC treatments from the existing treatment in the market.

Operating Digital Asset Treasury Strategy

On August 7, 2025, we announced that we were evaluating corporate digital asset treasury strategies as part of our broader financial and growth objectives. We believe that strategic engagement with emerging financial technologies, including select digital assets such as CHZ and other cryptocurrencies, tokens, and rights of a similar nature (collectively referred to as, “Digital Assets”) with potential yield-generating capabilities, may offer novel avenues to diversify our capital base and enhance financial flexibility, while providing an opportunity for long-term value creation. One of the potential benefits of a digital asset treasury strategy is the potential of blockchain-based assets to contribute meaningfully to the funding of our clinical development programs.

As of March 13, 2026, we had $1.4 million in CHZ tokens, for which we paid $1.35 million and had an unrealized gain of approximately $77,000. Subject to market conditions, we expect to issue equity or debt securities or engage in other capital raising transactions with the objective of using all or a portion of the proceeds to purchase additional Digital Assets.

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

The IND for the evaluation of NGC-Cap for the treatment of breast cancer was cleared by the FDA on July 24, 2024, and allowed for the Phase 2 trial to be initiated. The Phase 2 study (NCT06568692) is a global multicenter, open-label, adaptive designed safety-efficacy trial comparing two different doses of NGC-Cap to FDA-approved monotherapy capecitabine in approximately 60 to 90 patients with advanced or metastatic breast cancer. The trial is designed to evaluate the safety-efficacy profile of NGC-Cap versus monotherapy capecitabine, to determine the potential optimal dosage regimens of NGC-Cap as required by the FDA Project Optimus Initiative and to evaluate the possibility of personalizing NGC-Cap therapy. The first patient in the trial was dosed on October 2, 2024, and we recently enrolled and dosed our 20th patient. We will conduct our first formal interim analysis to compare safety and preliminary efficacy outcomes between the NGC-Cap and Mono-Cap treatment arms, which is expected to be completed in the first half of 2026. Enrollment in the study is currently on temporary hold until the interim analysis from the 20 patients is completed. Once the data is reviewed the potential addition of a third treatment arm (a second dosage regimen of NGC-Cap) may be added and enrollment of the study will reopen.

Breast cancer is a frequently diagnosed cancer, representing approximately 15% of all new cancer patients in 2023. It has a prevalence of more than 3.8 million patients, with nearly 300,000 new diagnoses last year. Over 150,000 women are currently living with advanced or metastatic breast cancer. The NGC-Cap annual newly diagnosed incidence rate for breast, colorectal and other cancers is greater than 250,000 patients per year.

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

The target indication for PCS12852 is the treatment of moderate to severe gastroparesis. Gastroparesis is a chronic digestive disorder characterized by delayed gastric emptying of solid food without obstruction. Gastroparesis symptoms include: nausea, vomiting, postprandial fullness, early satiety, abdominal pain, heartburn and poor appetite. Global prevalence of gastroparesis is over 30 million, with a diabetic population of over 8 million (Delveinsight), with 60% experiencing moderate to severe symptoms. Eighty percent of patients are female.

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

On June 17, 2025, we entered into a binding term sheet (“Term Sheet”) with Intact Therapeutics (“Intact”) granting Intact the exclusive option to license PCS12852, a highly specific and potent 5HT4 irreversible agonist that is Phase 2B ready as potentially the first meaningful treatment for gastroparesis patients We received $50,000 from Intact during their due diligence review, of which $30,000 was provided to Yuhan in accordance with our existing license agreement. On February 12, 2026, the Term Sheet with Intact expired without execution of a definitive license agreement.

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

We are actively speaking to other potential partners to advance the clinical development of PCS12852.

12

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

However, within the last couple of years, FDA has approved drugs based on the change in proteinuria for the primary endpoint in glomerular disease such as IgA. Since diabetic nephropathy is not a primary glomerular disease, diabetic nephropathy is still not a viable indication given the endpoint required and the potential size/cost of a study. In evaluating the previous data, we believe that PCS499 could be successfully developed in a primary glomerular disease such as focal segmental glomerulosclerosis, or FSGS, and IgA. The use of proteinuria for the primary endpoint in FSGS has been accepted by FDA in our protocol discussions. We, therefore, are designing the FSGS development program with a Phase 2 and Phase 3 trial per our discussions with the FDA.

Market Overview

Capecitabine

Market Drivers:

●	Increasing Cancer Prevalence: The rising incidence of cancers such as breast and colorectal cancers in the U.S. is a significant driver. The American Cancer Society estimated that over 313,000 new cases of breast cancer would be diagnosed and over 42,000 deaths in 2024. They also estimated over 152,000 new cases of colorectal cancer would be diagnosed and over 53,000 deaths.
●	Aging Population: The growing elderly population, particularly the baby boomer generation, contributes to a higher incidence of cancer, thereby increasing the demand for capecitabine.

Market Size and Growth:

●	2022: The U.S. capecitabine market was valued at approximately USD 408.2 million (GMI Insights, 2023).
●	2032 Projection: The market is expected to reach USD 652.9 million, reflecting a compound annual growth rate (CAGR) of 4.9% from 2023 to 2032 (GMI Insights, 2023).
●	In 2021, more than 9,200,000 dosing units of capecitabine were reported by Medicare Part B, suggesting a total that may exceed 17,000,000 when considering non-Medicare patients.

Irinotecan / SN-38

Market Size and Growth:

●	The global irinotecan market is experiencing significant growth, primarily driven by the increasing prevalence of colorectal cancer and advancements in cancer therapeutics. In 2023, the market was valued at approximately USD 9.2 billion and is projected to reach around USD 14.7 billion by 2032, reflecting a compound annual growth rate (CAGR) of 6.5% during this period (Dataintelo, 2024).
●	In 2021, more than 1,800,000 dosing units of irinotecan were reported by Medicare Part B, suggesting a total that may exceed 3,000,000 when considering non-Medicare patients.

Market Segmentation:

●	Colon Cancer: Irinotecan is a cornerstone in the treatment regimen for metastatic colon cancer, often used in combination therapies.
●	Rectal Cancer: Employed in cases where the disease has advanced or recurred, enhancing patient survival rates.
●	Other: Includes applications in treating small cell lung cancer and other malignancies where irinotecan has shown efficacy.

Key Market Drivers:

●	Rising Cancer Prevalence: The global increase in colorectal and other cancers necessitates effective treatments like irinotecan.
●	Adverse Effects: Common side effects, such as neutropenia and diarrhea, can limit patient compliance and pose challenges in treatment management.

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

Delveinsight. (2019, Oct). Gastroparesis: Market Insights, Epidemiology, and Market Forecast-2028. Delveinsight

Diasio, R. B. (1998). The Role of Dihydropyrimidine Dehydrogenase (DPD) Modulation in 5-FU Pharmacology. Oncology, Vol 12; Issue 10.

GMI Insights. (2023, October). Capecitabine Market Size - By Indication (Breast, Colorectal, Gastric, Pancreatic), By Synthesis Type (Chemical Based API, Biological API, Highly Potent API, Mode, Global Forecast 2023- 2032. Retrieved from https://www.gminsights.com/industry-analysis/capecitabine-market

Market Data Forecast. (2024, June). North America Capecitabine Market Research Report - Segmented By Application, Drug Formulation & Country (U.S, Canada & Rest of North America) - Industry Analysis, Size, Share, Growth, Trends, & Forecasts (2024 to 2032). Retrieved from https://www.marketdataforecast.com/market-reports/na-capecitabine-market

Meulendijks D, C. A. (2016). Improving safety of fluoropyrimidine chemotherapy by individualizing treatment based on dihydropyrimidine dehydrogenase activity – Ready for clinical practice?. Cancer Treat Rev., 50:23-34.

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

Our Team

Our drug development efforts are guided by our knowledge and experience in applying our regulatory science approach to decrease manageable risks, costs, and time toward achieving marketing authorization from regulatory authorities including the FDA. We have assembled a seasoned management team and development team with extensive experience in developing therapies, including advancing product candidates from preclinical research through clinical development and ultimately regulatory approval and commercialization. Our development team is led by our President of Research and Development and Founder David Young, Pharm.D., Ph.D. who has extensive experience in research, regulatory approval and business development and who served at Questcor Pharmaceuticals for eight years, initially as an independent director on its Board of Directors and, subsequently, as its Chief Scientific Officer.

To execute our strategy, we assembled an experienced and development team with a successful track record of drug approvals and successful exits. Our team is experienced in developing drug products through all principal regulatory tiers from IND-enabling studies to New Drug Application (NDA) submission. Throughout their careers, the combined scientific, development and regulatory experiences of our team members have resulted in more than 30 drug approvals in indications reviewed by almost every division of the FDA including the oncology divisions, over 100 meetings with the FDA and involvement with more than 50 drug development programs, including drug products targeted to patients who have an unmet medical need and cancer patients. In addition, the FDA Project Optimus Oncology initiative and recent FDA Oncology Guidance applies our regulatory science approach and principles used and refined by Dr. Young over the last 30 years.

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

	Sun Pharmaceuticals	Yuhan	Aposense	Elion	Total
U.S. patents	9	6	3	1	18

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

License Agreement with Yuhan Corporation

On August 19, 2020, we entered into a License Agreement with Yuhan Corporation (“Yuhan License Agreement”), pursuant to which we acquired an exclusive license to develop, manufacture and commercialize PCS12852 globally, excluding South Korea. We will pay Yuhan development and regulatory milestone payments (a portion of which are payable in shares of our common stock based on the volume weighted average trading price during the period prior to such achievement and a portion of which are payable in cash) upon the achievement of certain milestones. The milestones primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, we must pay Yuhan one-time sales milestone payments based on the achievement during a calendar year of one or more thresholds for annual sales for products made and pay royalties based on annual licensing sales. We are also required to split any milestone payments received with Yuhan based on any sub-license agreement we may enter.

We are required to use commercially reasonable efforts, at our sole cost and expense, in conjunction with a joint Processa-Yuhan Board to oversee such commercialization efforts, to research, develop and commercialize products in one or more countries. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 60-day opportunity to cure such breach (which is shortened to 15 days for a payment breach).

License Agreement with Sun Pharmaceuticals Industries Limited (formerly known as CoNCERT Pharmaceuticals, Inc.)

On March 19, 2018, we entered into a Licensing Agreement with CoNCERT Pharmaceuticals, Inc. (which was later acquired by Sun Pharmaceutical Industries Limited (“Sun Pharma”)) (“Sun Pharma License Agreement”) for the PCS499 compound.

The Sun Pharma License Agreement provides us with an exclusive (including as to Sun Pharma) royalty-bearing license to Sun Pharma’s patent rights and know-how to develop, manufacture, use, sub-license and commercialize compounds (PCS499 and each metabolite thereof) and pharmaceutical products with such compounds worldwide. We are required to pay Sun Pharma royalties, on a product by product basis, on future worldwide net sales, or pay a percentage of any sublicense revenue.

We will incur royalty obligations to Sun Pharma on a country-by-country and product-by-product basis that expire on a country-by-country and product-by-product basis on the later of (i) expiration or invalidation of the last patent rights covering such product in such country or (ii) the tenth anniversary of the date of the first commercial sale to a non-sublicensee third party of such product in such country.

We are required to use commercially reasonable efforts, at our sole cost and expense, to develop and obtain regulatory approval for one product in the U.S. and at least one other major market and, subject to obtaining regulatory approval in the applicable major market, commercialize one product in the U.S. and at least one other major market. Sun Pharma may terminate the agreement if, following written notice and a 60-day opportunity to demonstrate a plan to cure, it believes that we are not using commercially reasonable efforts to develop and obtain regulatory approval for one product in the U.S. and in at least one other major market for any consecutive nine-month period.

The term of the Sun Pharma License Agreement continues in full force and effect until the expiration of the last royalty term. On a country-by-country and product-by-product basis, upon the expiration of the royalty term in such country with respect to such product, we shall have a fully paid-up, perpetual, irrevocable license to such intellectual property with respect to such product in such country. In the event of a material breach of the Sun Pharma Agreement, either party may terminate the agreement provided such breach is not cured in the 90 days following written notice of the breach (which is shortened to 15 days for a payment breach). In addition, either party may terminate the agreement upon an assignment for the benefit of creditors or the filing of an insolvency proceeding by or against the other party that is not dismissed within 90 days of such filing.

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

The key competitive factors affecting each of our products, if approved, are likely to include the efficacy, safety, convenience and price of the products relative to other approved products used on- or off-label for each unmet medical need condition. Although preliminary clinical data exists to support the possibility of an improved safety-efficacy profile for our drugs, more in-depth randomized, controlled studies are required for our products to determine if our preliminary findings will support the approval in the designated unmet medical need indication.

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

For PCS499, there are currently no FDA-approved drugs for the treatment of patients with FSGS.

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

Healthcare Reform

The United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was passed in March 2010 and substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

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

Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These enhanced subsidies expired on December 31, 2025. The Trump administration has taken steps to undo certain Biden-era executive orders, including those intended to lower drug costs for beneficiaries, and to freeze funding for federal programs. While the administration’s initial freeze has since been rescinded, the administration is likely to make other attempts to reduce federal program expenditures and can generally be expected to oppose increases in ACA and Medicaid enrollment. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges, the healthcare reform measures of the Biden administration and the potential rollback of such reform measures by the Trump administration will impact the ACA and our business.

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

For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. These laws include the following:

●	the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the ACA, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act that can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require biotechnology companies to report information on the pricing of certain drug products; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

European Union Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of marketing authorizations:

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

Digital Assets

The laws and regulations applicable to Digital Assets are evolving and subject to interpretation and change. Governments around the world have reacted differently to Digital Assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., Digital Assets are subject to overlapping, uncertain and evolving regulatory requirements.

As Digital Assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”) and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which Digital Assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange Digital Assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by Digital Assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to Digital Assets.

Depending on the regulatory characterization of a particular Digital Asset, our digital asset strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of Digital Assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our digital asset strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of digital asset mining, and the potential impacts of digital asset mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of digital asset mining in their respective states.

The CFTC takes the position that some Digital Assets fall within the definition of a “commodity” under the Commodity Exchange Act (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain Digital Assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider Bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other Digital Assets.

On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. This working group released a report on July 30, 2025 that recommended regulatory and legislative proposals to advance the policies established in the executive order. The SEC also established a Crypto Task Force in furtherance of these objectives. Among other things, the Crypto Task Force is charged with helping to draw clear regulatory lines and to appropriately distinguish securities from non-securities. The work of the Crypto Task Force is in its early stages and it is not yet clear whether it will result in material changes to the existing regulatory framework of digital assets. In addition, Congress has considered legislation to establish additional regulation and oversight of the digital asset markets. The GENIUS Act (Guiding and Establishing National Innovation for US Stablecoins Act), which regulates payment stablecoins, was signed into law in July 2025. The Digital Asset Market Clarity Act of 2025 (H.R. 3633), which establishes a framework for digital assets, passed the U.S. House of Representatives in July 2025. This bill distinguishes between digital commodities and digital securities, and provides the CFTC with jurisdiction to oversee digital commodities, exchanges and brokers. The U.S. Senate is also considering its own legislation to establish a framework for digital asset markets.

Human Capital

As of March 13, 2026, we had 12 full- and part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union and we believe our relationships with our employees are good.

We are highly dependent upon the principal members of our small management team and staff, including Chief Executive Officer, George Ng and President of Research and Development, David Young, Pharm.D., Ph.D. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements may still allow these employees to leave our employment at any time, for or without cause. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical and scientific personnel.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We need to raise additional capital to fund our operations.
●	We have incurred a history of operating losses and expect to continue to incur substantial costs for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability. Our financial situation creates doubt whether we will continue as a going concern.
●	We have limited cash resources and will require additional financing.
●	We will need to raise additional capital to complete the development efforts for NGC-Cap and/or NGC-Iri. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.
●	Our financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.
●	Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

●	Our licenses are subject to termination by the licensor in certain circumstances and any termination of a license agreement would result in a loss of important rights and have a material adverse impact on our business and prospects.
●	We currently do not have, and may never develop, any FDA-approved, licensed or commercialized products.
●	We depend entirely on the successful development of our product candidates, which have not yet demonstrated efficacy for their target indications in clinical trials. We may never be able to demonstrate efficacy for our product candidates, thus preventing us from licensing, obtaining marketing approval by any regulatory agency, and/or commercializing our product(s).
●	We must successfully complete clinical trials for our product candidates before we can apply for marketing approval.
●	We have little corporate history of conducting clinical trials. Our planned clinical trials or those of our collaborators may reveal significant adverse events, toxicities or other side effects not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	Disruptions at the FDA and other government agencies could hinder new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.
●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully license or commercialize the product and the revenue that we generate from its sales, if any, may be limited.
●	We are completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.
●	Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expenses.
●	Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
●	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	We could face competition from other biotechnology and pharmaceutical companies, and our operating results would suffer if we fail to innovate and compete effectively.
●	We rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	Even though we may apply for orphan drug designation for a product candidate, we may not be able to obtain orphan drug marketing exclusivity.
●	Although we may pursue expedited regulatory approval pathways for a product candidate, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development, regulatory review or approval process.
●	Third-party coverage and reimbursement, health care cost containment initiatives and treatment guidelines may constrain our future revenues.
●	Legal, regulatory and legislative changes with respect to reimbursement, pricing and contracting may adversely affect our business and future prospects.
●	We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.
●	If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.
●	We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.
●	Changes in U.S. and international trade policies, particularly with respect to China, Europe and India may adversely impact our business and operating results.

Risks Related to our Digital Asset Treasury Strategy

●	Investments in Digital Assets are substantially speculative and have a significant risk of resulting in a loss compared to other forms of investment.
●	Digital Assets have historically experienced, and are expected to continue to experience, high price volatility which may influence our financial results and the market price of our common stock.
●	We may be unable to successfully implement our Digital Asset Strategy.
●	Our Digital Asset holdings will be less liquid than existing cash and cash equivalents and may not be able to serve as a source of liquidity to the same extent as cash and cash equivalents.
●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Digital Assets, we may lose some or all of our Digital Assets and our financial condition and results of operations could be materially adversely affected.
●	We face risks relating to the custody of our Digital Assets, including the loss or destruction of private keys required to access our Digital Assets, and cyberattacks or other data loss relating to our Digital Assets.
●	Our custodially-held Digital Assets may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.
●	Digital Assets held by us are not subject to FDIC or SIPC protections.
●	Digital Assets are novel assets, and are subject to significant legal, commercial, regulatory, and technical uncertainty.
●	We could be subject to legal or regulatory action, including fines, in the event the SEC, a foreign regulatory authority, or a court were to determine that a digital asset held by us is a “security” under applicable laws.

Risks Relating to Our Intellectual Property Rights

●	We cannot ensure protection of our licensed intellectual property rights.
●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

General Company-Related Risks

●	Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our business.
●	If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, interruptions or disruptions to operations or clinical trials, reputational harm, litigation, fines and penalties.
●	We are exposed to cyber-attacks and data breaches, including the risks and costs associated with protecting our systems and maintaining integrity and security of our business information, as well as personal data of our guests, employees and business partners.

Risks Related to Ownership of Our Common Stock

●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.
●	Future equity offerings, license transactions or acquisitions may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.
●	Our common stock price is expected to be volatile.
●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to us as such may make our common stock less attractive to our stockholders and investors.
●	We do not currently intend to pay dividends to our stockholders in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in our value.
●	Provisions in our corporate documents and Delaware law could have the effect of delaying, deferring, or preventing a change in control of us, even if that change may be considered beneficial by some of our stockholders.
●	Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business and the development of our product candidates.

Risks Related to Our Financial Position and Need for Additional Capital

We need to raise additional capital to fund our operations.

We have incurred recurring losses since inception and had an accumulated deficit of approximately $100.8 million at December 31, 2025. At December 31, 2025, we had cash and cash equivalents totaling $5.5 million and prepaid expenses with the clinical research organizations of our Phase 2 trials of $1.0 million. We believe we will need to raise additional capital in the second quarter of 2026 under our current business plan. We will need to raise additional capital to fund our operations and continue our planned development of our NGC drugs in the first half of 2026.

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

We will need to raise additional capital to complete the development efforts for NGC-Cap and/or NGC-Iri. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

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

During the year ended December 31, 2025, we received $20,000 for the binding term sheet with Intact, net of amounts paid to Yuhan in accordance with our licensing agreement. We had no other revenue during the year ended December 31, 2025 or in prior years, and do not have any revenue under contract or any immediate sales prospects. Our primary uses of cash are to fund our planned clinical trials, research and development expenditures and for operating expenses. Cash used to fund operating expenses is impacted by the timing of when we incur and pay these expenses. Our consolidated financial statements have been prepared using U.S. GAAP, and are based on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We face certain risks and uncertainties that are present in many emerging pharmaceutical companies regarding product development, limited working capital, recurring losses and negative cash flow from operations, future profitability, ability to obtain future capital, protection of patents, technologies and property rights, competition, rapid technological change, navigating the domestic and major foreign markets’ regulatory and clinical environment, recruiting and retaining key personnel, dependence on third party manufacturing organizations, third party collaboration and licensing agreements, lack of sales and marketing activities. We currently have no customers or pharmaceutical products to sell or distribute. These risks and other factors raise substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2025, we had net operating loss (NOL) carryforwards of approximately $54.8 million for federal and state income tax available to offset future taxable income, and federal and state research and development tax credits of approximately $1.2 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382). NOL carryforwards prior to 2018 will expire in 2037 if not utilized.

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

Additionally, we have not met certain specific diligence milestones under our license agreements with Yuhan. Although we are working to extend the deadlines, there can be no assurance that we will be successful and that such agreements will not be terminated, resulting in a loss of important rights.

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

Recent actions by the United States federal government have caused concern in the industry that the FDA will experience staffing reductions and budget cuts. In addition, some senior FDA employees with responsibility for regulation of drugs and biologics have already resigned from the FDA. There are also reports that the United States federal government intends to request Congress reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products.

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

The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. The law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA), into law which, among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These enhanced subsidies expired on December 31, 2025. The Trump administration has taken steps to undo certain Biden-era executive orders, including those intended to lower drug costs for beneficiaries, and to freeze funding for federal programs. While the administration’s initial freeze has since been rescinded, the administration is likely to make other attempts to reduce federal program expenditures and can generally be expected to oppose increases in ACA and Medicaid enrollment. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how such challenges, the healthcare reform measures of the Biden administration and the potential rollback of such reform measures by the Trump administration will impact the ACA and our business.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. While the FDA granted orphan-drug designation to PCS499 for the treatment of NL, there can be no assurance that we will receive orphan drug designation for any additional product candidates in the indications for which we think they might qualify, if we elect to seek such applications.

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities, and China imposing aggressive retaliatory measures. Further, the current administration has imposed tariffs on foreign imports into the United States from China, negotiated and entered into a new trade agreement with India, and has imposed a new 10% global tariff to replace certain previous tariffs struck down by the U.S. Supreme Court in February 2026. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect our ability to commercialize our product candidates if approved, the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Risks Related to our Digital Asset Treasury Strategy

Investments in Digital Assets are substantially speculative and have a significant risk of resulting in a loss compared to other forms of investment.

While all investments entail a risk of loss of capital, investments in digital assets such as CHZ and other cryptocurrencies, tokens, and rights of a similar nature (collectively referred to as, “Digital Assets”) should be considered substantially more speculative and significantly more likely to result in a loss, including a total loss of capital, than many other forms of investment. The investment characteristics of Digital Assets differ from those of many traditional currencies, commodities, and securities. A particular Digital Asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if we are unable to properly characterize a Digital Asset, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, results of operations and/or financial condition.

The legal test for determining whether any given Digital Asset is a security is a highly complex, fact-driven analysis and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular asset as a security. The classification of a Digital Asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale and trading of such assets. For example, a Digital Asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade Digital Assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (“ATS”), in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements. As a result, certain Digital Assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Further, various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of Digital Assets as “securities.”

We could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a digital asset held by us is a “security” under applicable laws.

Digital Assets have historically experienced, and are expected to continue to experience, high price volatility which may influence our financial results and the market price of our common stock.

Digital Assets have historically experienced, and are expected to continue to experience, high price volatility. Such price fluctuations are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of Digital Assets we hold decrease substantially, including as a result of:

●	decreased user and investor confidence in Digital Assets, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of digital assets by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for digital assets;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Digital Assets or the broader Digital Assets industry;

●	changes in consumer preferences and the perceived value or prospects of Digital Assets;

●	competition from other Digital Assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for Digital Assets;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other Digital Asset industry participants;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Digital Assets, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other Digital Assets industry participants from operating in a manner that allows them to continue to deliver services to the Digital Assets industry;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations; and

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the digital asset blockchain becoming insecure or ineffective.

We may be unable to successfully implement our Digital Asset Strategy.

Our Digital Asset treasury reserve strategy has only been recently approved by our Board. There is no assurance that we will be able to successfully implement this new strategy or operate Digital Asset-related activities at the scale or profitability currently anticipated. Successfully implementing this strategy may present organizational and infrastructure challenges, and we may not be able to fully implement or realize the intended benefits of our strategy. There can be no assurance that we will be successful in implementing its new business strategy. In addition, moving to a new business strategy may result in a loss of established efficiency, which may have a negative impact on our business. We may also face an increased amount of competition as we attempt to expand and grow its business, which may negatively impact our results of operations, cash flows and financial condition.

Our Digital Asset holdings will be less liquid than existing cash and cash equivalents and may not be able to serve as a source of liquidity to the same extent as cash and cash equivalents.

Historically, the Digital Assets markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Digital Assets at favorable prices or at all. As a result, our Digital Asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, the Digital Assets we intend to hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Digital Assets, or otherwise generate funds using our Digital Asset holdings, including in particular during times of market instability or when the price of a Digital Asset has declined significantly. If we are unable to sell any of our Digital Assets, enter into additional capital raising transactions using any of our Digital Assets as collateral, or otherwise generate funds using our Digital Assets holdings, or if we are forced to sell our Digital Assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Digital Assets, we may lose some or all of our Digital Assets and our financial condition and results of operations could be materially adversely affected.

Our Digital Assets are or will be held in custody accounts. We could have a high concentration of Digital Assets in one location or with one custodian, which may be prone to losses arising out of hacking, loss of passwords, comprised access credentials, malware, or cyberattacks. Security breaches and cyberattacks are of particular concern with respect to our Digital Asset holdings. Digital Assets and the entities that provide services to participants in the Digital Asset ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

●	a partial or total loss of our Digital Assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Digital Assets;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with Digital Assets or companies that operate blockchain networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader blockchain ecosystem or in the use of the digital asset network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Digital Assets, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. Any future breach of our operations or those of others in the digital asset industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face risks relating to the custody of our Digital Assets, including the loss or destruction of private keys required to access our Digital Assets, and cyberattacks or other data loss relating to our Digital Assets.

We hold our Digital Assets with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our Digital Assets among our custodians, and our Digital Assets holdings may be concentrated with a single custodian from time to time. In light of the significant amount of Digital Assets we anticipate that we may hold, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our Digital Assets as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of Digital Asset custodians that we believe can safely custody our Digital Assets, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our Digital Assets, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our Digital Assets with regulated custodians could affect the availability of receiving Digital Assets that may result from “forks” of the blockchain networks if our custodians are unable to support or otherwise provide us with such Digital Assets, thereby reducing the amount of Digital Assets we may hold as a result. While our custodians carry insurance policies to cover losses for commercial crimes, cyber and cold storage, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our Digital Asset holdings may cover only a small fraction of the value of the entirety of our Digital Asset holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Digital Assets. Moreover, our use of custodians exposes us to the risk that the Digital Assets our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Digital Assets. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Digital Assets.

Digital Assets are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the assets are held. While the digital asset blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the digital asset held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The digital asset and blockchain ledger, as well as other Digital Assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Our custodially-held Digital Assets may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

If our Digital Assets held by a custodian are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Digital Asset and this may ultimately result in the loss of the value related to some or all of such Digital Assets. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the Digital Asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the Digital Assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in Digital Assets. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the Digital Asset industry in the future may further negatively impact the adoption rate, price, and use of Digital Assets, limit the availability to us of financing collateralized by Digital Assets that we hold, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Digital Assets. Even if we are able to prevent our Digital Assets from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Digital Assets held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

Digital Assets held by us are not subject to FDIC or SIPC protections.

We will not hold our Digital Assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”), and, therefore, our Digital Assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. As a result, we may suffer a loss with respect to our Digital Assets that is not covered by insurance, and we may not be able to recover any of our carried value in these Digital Assets if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our stock price.

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

Moreover, the risks of engaging in a Digital Asset treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

We could be subject to legal or regulatory action, including fines, in the event the SEC, a foreign regulatory authority, or a court were to determine that a digital asset held by us is a “security” under applicable laws.

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

We have been and may in the future be subject to cyber-attacks. These cyber-attacks can vary in scope and intent from attacks with the objective of compromising our systems, networks and communications for economic gain to attacks with the objective of disrupting, disabling or otherwise compromising our operations. The attacks can encompass a wide range of methods and intent, including phishing attacks, illegitimate requests for payment, theft of intellectual property, theft of confidential or non-public information, installation of malware, installation of ransomware and theft of personal or business information. The breadth and scope of these attacks, as well as the techniques and sophistication used to conduct these attacks, have grown over time.

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

In addition, we currently use some artificial intelligence (AI) solutions for certain administrative and other functions. The use of AI by us and/or our business partners creates the additional risk for the potential loss or misuse of personal data or the dissemination of confidential information, either of which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims.

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

We have in the past received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2). Although we regained compliance with such requirement as of January 6, 2026, there is no assurance that we will be in compliance in the future.

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

Our common stock price is volatile.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;

●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

●	our ability to remain listed on The NASDAQ Capital Market;

●	developments regarding Digital Assets;

●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;

●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;

●	the results and timing of regulatory reviews relating to the approval of our product candidates;

●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;

●	failure of any of our product candidates, if approved, to achieve commercial success;

●	general and industry-specific economic conditions that may affect our research and development expenditures;

●	the results of clinical trials conducted by others on products that would compete with our product candidates;

●	issues in manufacturing our product candidates or any approved products;

●	the introduction of technological innovations or new commercial products by our competitors;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	future sales of our common stock by us, our insiders or our other stockholders;

●	a negative outcome in any litigation or potential legal proceeding;

●	additions and departures of key personnel;

●	negative publicity or announcements regarding regulatory developments relating to our products;

●	actual or anticipated fluctuations in our financial condition and operating results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;

●	our filing for protection under federal bankruptcy laws; or

●	the other factors described in this “Risk Factors” section.

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

We have implemented mechanisms to monitor and manage cybersecurity threats and incidents, including utilization of tools for continuous monitoring of our IT environment to detect and mitigate threats, a fundamental plan for responding to cyber incidents and training for employees to recognize and report potential cybersecurity incidents and to foster a culture of cybersecurity awareness and vigilance. Our Chief Administrative Officer and a third-party service provider are responsible for operational oversight of our cybersecurity strategy and policies. Any identified cybersecurity incident is reported to our Chief Administrative Officer who evaluates the severity of the incident. Based on this assessment, further steps are taken involving other members of management and, depending on the severity, the audit committee and the Board of Directors. We believe this structured approach allows us to effectively manage and mitigate cybersecurity risks, safeguarding our systems and data against various digital threats. Additionally, our proactive stance is supported by cybersecurity insurance, which further reinforces our preparedness against potential cyber threats.

Cybersecurity Incident Reporting and Management

During the years ended December 31, 2024 and 2025, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we remain vigilant and prepared to respond effectively to any incidents, should they arise.

Item 2. Properties

We maintain our principal executive office at 601 21st Street, Suite 300 Vero Beach, FL 32960 pursuant to a virtual office agreement.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. Except as described below, we are not currently a party to any material litigation or legal proceedings. Regardless of outcome, any litigation that we may become involved in can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between the Company and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated. On July 5, 2024, the Company filed a complaint in the Commercial Division of the Supreme Court of the State of New York, New York County seeking monetary damages, declaratory judgement and injunctive relief. On August 14, 2024, the Company received Elion’s answer and counterclaims. On October 10, 2024, the Company filed its response to Elion’s counterclaims. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate. The discovery phase of the matter commenced several months ago and is ongoing.

On December 3, 2024, Jason Assad and Marc Gyimesi, two of the investors in our February 2021 private offering, filed a lawsuit that has been assigned to the Commercial Division of the Supreme Court of the State of New York, New York County alleging fraud and negligent misrepresentation in connection therewith regarding alleged company communication and statements and are seeking monetary damages. In addition to being an investor, Mr. Assad was a former investor relations and communications consultant to the Company from September 1, 2021 through June 30, 2024. On April 25, 2025, the Company filed a motion to dismiss the complaint in its entirety. The motion was decided in September 2025. The court dismissed two of the three counts of the complaint (for constructive fraud and negligent misrepresentation) and dismissed that part of the remaining cause of action for fraud to the extent that it related to the retention of Plaintiffs’ investment (leaving only the portion of the claim in which Plaintiffs allege they were fraudulently induced to invest in the Company in February 2021). The court also dismissed all claims against Patrick Lin and George Ng. Processa’s and David Young’s answer was submitted during October 2025. In January 2026, Plaintiffs were granted leave to amend their complaint to add a claim for breach of contract against Processa and David Young based on the same factual allegations. Processa and David Young’s responses to the amended complaint were submitted by March 2, 2026. In the meantime, the discovery and deposition phases of the matter are ongoing.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “PCSA.”

On September 11, 2025, we amended our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 1,000,000,000. The number of authorized shares of preferred stock remains unchanged at 1,000,000 shares.

On December 17, 2025, we effected a 1-for-25 reverse stock split, reducing the number of our common shares issued on that date from 56,999,223 shares to 2,280,114 shares. There was no corresponding reduction in the number of authorized shares of common stock and no change in the par value per share. All share and per share amounts and conversion and exercise prices presented herein have been adjusted retroactively to reflect this change.

Holders

As of March 13, 2026, there were 2,660,039 shares of common stock outstanding and 187 shareholders of record. One of these holders of record is Cede & Co, a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2025.

Item 6. [Reserved]

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

PCS499 is a drug that can be used to treat unmet medical need conditions caused by multiple pathophysiological changes. We are presently defining the development plan for the use of PCS499 in a primary glomerular disease. We believe that PCS499 could be successfully developed in a primary glomerular disease such as focal segmental glomerulosclerosis, or FSGS, and IgA. The use of proteinuria for the primary endpoint in FSGS has been accepted by FDA in our protocol discussions. We are designing the FSGS development program with a Phase 2 and Phase 3 trial per our discussions with the FDA. We continue to explore potential partnership opportunities to take the drug to approval.

Recent Developments

Private Placement

[OPEN]

ATM Offering

In May 2024, we filed with the SEC a registration statement on Form S-3 (Registration No. 333-279588) (as amended and supplemented, the “Registration Statement”), including a base prospectus relating to the offering of up to $50,000,000 in the aggregate of the securities identified in the base prospectus from time to time in one or more offerings; and a prospectus supplement relating to the shares of our common stock that may be issued and sold under a sales agreement dated May 21, 2024 (the “Sales Agreement”) between us and A.G.P./Alliance Global Partners (the “Sales Agent”), through which we may issue and sell in a registered “at the market offering” shares of our common stock having an aggregate offering price of up to $5.2 million (subject to adjustment) from time to time through or to our Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time for continued research and development for our portfolio of drug candidates, especially our oncology products, and working capital and general corporate purposes. The shares under the ATM Offering will be sold and issued pursuant to the Registration Statement. During the year ended December 31, 2025, we received $3.0 million in net proceeds from the sale of 475,905 shares of common stock under the ATM Offering.

Results of Operations

Comparison of the year ended December 31, 2025 and 2024

The following table summarizes our operations loss during the periods indicated:

	Year Ended December 31,
	2025	2024	Change
Operating Expenses
Research and development costs	$7,810,337	$7,269,146	$541,191
General and administrative expenses	6,178,168	4,782,060	1,396,108

Operating Loss	(13,988,505)	(12,051,206)

Other Income (Expense)
Other income	20,000	-	20,000
Unrealized gain on digital assets at fair value	295,180	-	295,180
Interest and dividend income, net	109,491	201,088	(91,597)

Net Loss	$(13,563,834)	$(11,850,118)	(1,713,716)

Revenues.

We had no revenue during the years ended December 31, 2025 and 2024. We do not currently have any revenue under contract or any immediate sales prospects.

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

Research and development costs for the years ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Preclinical, clinical trial and other costs	$6,240,583	$5,450,963
Research and development salaries and benefits	1,569,754	1,818,183
Total	$7,810,337	$7,269,146

During the year ended December 31, 2025, our research and development expenses increased by $541,000 to $7.8 million when compared to $7.3 million for the year ended December 31, 2024. This was primarily attributable to an increase of approximately $790,000 for ongoing testing and related expenses related to our Phase 1B trial for NGC-Cap and the IND/initiation of our Phase 2 trial for NGC-Cap. Expenses include costs related to contract research organizations, regulatory filing and maintenance fees, drug product testing and stability, consulting, and other clinical fees. The increase was offset by a decrease of $248,000 for salaries and other payroll-related expenses due to a reduction in staff during the year ended December 31, 2025.

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

In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered. At December 31, 2025, we have recorded $1.0 million in prepaid expenses for advanced payments made to our CRO and other vendors for our NGC-Cap Phase 2 clinical trial.

General and Administrative Expenses.

Our general and administrative expenses for the year ended December 31, 2025 increased by approximately $1.4 million to $6.2 million when compared to $4.8 million for the same period in 2024. This was mostly due to a $474,000 increase in salaries and other payroll-related expenses, a $322,000 increase in employee stock-based compensation, a $313,000 increase in professional fees, a $164,000 increase in franchise taxes, and a $174,000 increase in investment fees, insurance, and other miscellaneous costs. The increases were offset by decreases of $38,000 in office and other miscellaneous expenses and $22,000 in rent expense. We have shared expenses with CorLyst, a related party, and during the years ended December 31, 2025 and 2024, they reimbursed us $100,000 and $110,000, respectively, for rent and other costs we incurred on their behalf.

Other Income.

Net other income for the year ended December 31, 2025 consisted of $295,180 in unrealized gains on our digital asset, $109,491 in interest income, and $20,000 other income from our Term Sheet with Intact. Net other income during the year ended December 31, 2024 solely consisted of interest income.

Income Tax Benefit.

We did not recognize any income tax benefit for the year ended December 31, 2025 or 2024. At December 31, 2025, we recorded deferred tax assets totaling $21.3 million, including $14.5 million of net operating losses that are fully offset by a valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2025, we had $5.5 million in cash and cash equivalents. On February 17, 2026, we sold 86,956 shares of our common stock to an accredited investor in a private placement transaction for $200,000.

We have incurred losses and net cash used in our operating activities during the year ended December 31, 2025, which we expect to continue for the foreseeable future. We have incurred losses since our inception, devoting substantially all efforts toward research and development, and have an accumulated deficit of approximately $100.8 million at December 31, 2025. During the year ended December 31, 2025, we generated a net loss of approximately $13.6 million. Based on our current business plans, we believe we will need to raise additional capital in the second quarter of 2026. Our ability to execute our longer-term operating plans, including unplanned future clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions. We plan to continue to actively pursue financing alternatives, but there can be no assurance that we will obtain the necessary funding in the future when needed.

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

Our future capital requirements will depend on many factors, including but not limited to:

●	the cost of our current and future clinical trials of NGC-Cap and the cost of third-party manufacturing;
●	the initiation, progress, timing, costs and results of drug manufacturing, pre-clinical studies, and clinical trials of NGC-Iri, as well as any other future product candidates;
●	the number and characteristics of product candidates that we pursue;
●	the outcome, timing, and costs of seeking regulatory approvals;
●	the costs associated with hiring additional personnel and consultants for our pre-clinical and clinical activities;
●	the emergence of competing therapies and other adverse market developments;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the extent to which we in-license or acquire other products and technologies; and
●	the costs of operating as a public company.

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

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(11,385,195)	$(11,245,042)
Investing activities	(850,000)	(3,244)
Financing activities	16,580,825	7,733,414
Net decrease in cash and cash equivalents	$4,345,630	$(3,514,872)

Net cash used in operating activities

We used net cash in our operating activities of $11,385,195 and $11,245,042 during the years ended December 31, 2025 and 2024, respectively. The increase in cash used in operating activities was primarily attributable to increased costs related to our Phase 2 trial for NGC-Cap; increased salaries and other payroll-related expenses; and professional fees during the year ended December 31, 2025. As we continue our Phase 2 trial for NGC-Cap and evaluate NGC-Iri, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future.

At December 31, 2025, our prepaid expense and other consisted primarily of $1.0 million for advanced payments we made to the CRO and other vendors related to our Phase 1B and Phase 2 trials of NGC-Cap that have not yet been applied; $42,000 for upcoming patent annuities; $32,000 in various insurance policies, such as directors’ and officers’ insurance and product liability insurance for conducting our clinical trials; and $16,000 in other miscellaneous general and administrative expenses.

Net cash used in investing activities

We used $850,000 in investing activities to purchase our digital assets during the year ended December 31, 2025 and used $3,244 during year ended December 31, 2024 to purchase equipment.

Net cash provided by financing activities

During the year ended December 31, 2025, we sold 613,639 shares of common stock, pre-funded warrants to purchase up to 828,388 shares of common stock in lieu of shares of common stock, all of which were exercised into shares of our common stock, and warrants to purchase up to 1,603,041 shares of our common stock pursuant to our January 2025 and June 2025 Offerings for net proceeds of $10.6 million. We also sold 476,028 shares of common stock under our ATM Offering for net proceeds of approximately $3.0 million and 218,688 shares of common stock under a Securities Purchase Agreement for net proceeds of $1.2 million. Warrants to purchase 281,749 shares of common stock were also exercised for $1.8 million. We used cash, classified as financing activities, of approximately $10,000 to pay income taxes owed on stock-based compensation and approximately $7,000 for payments owed under a financing lease obligation.

During the year ended December 31, 2024, we sold 19,040 shares of common stock, pre-funded warrants to purchase up to 43,183 shares of common stock in lieu of shares of common stock, all of which were exercised into shares of our common stock, and warrants to purchase up to 62,223 shares of our common stock pursuant to a public offering for net proceeds of $6.3 million. We also sold 32,030 shares of common stock under our ATM Offering for net proceeds of approximately $1.5 million. We used cash, classified as financing activities, of approximately $16,000 to pay income taxes owed on stock-based compensation, approximately $9,000 for the settlement of a stock award, and approximately $5,000 for payments owed under a financing lease obligation.

Contractual Obligations and Commitments

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

See Note 3 – Stock-Based Compensation for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of warrants granted during the year ended December 31, 2025.

All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s or entity’s role.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We have recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it was more-likely-than-not that benefits from our deferred tax assets would not be realized. The valuation allowance is reviewed annually and is maintained until sufficient positive evidence exists to support its reversal. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized in income in the period such changes are enacted. No income tax benefit or expense was recorded for any periods presented nor is expected in the foreseeable future since we expect to generate future taxable net operating losses.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. At December 31, 2025, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

Valuation and Classification of Digital Assets

We measure our Digital Assets at fair value, with changes in fair value recognized in net income in the period of change. The most critical estimate inherent in the valuation of our Digital Assets is the determination of the principal market under ASC 820, Fair Value Measurement. We evaluate the liquidity, trading volume, and regulatory viability of various exchanges to identify the principal market – the market with the greatest volume and level of activity for the asset that we can access. We have determined that the Coinbase exchange represents the principal market for CHZ. We calculate the fair value of our holdings using the quoted price on the Coinbase exchange as of midnight UTC on the measurement date. The digital asset market is characterized by significant volatility and fragmented liquidity. A change in our determination of the principal market, or the use of a different data source (such as a composite index versus a specific exchange), could result in materially different fair value measurements.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements for new accounting pronouncements or changes to the recent accounting pronouncements during the year ended December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 7A is not applicable to us as a smaller reporting company and has been omitted.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Processa Pharmaceuticals, Inc.

Vero Beach, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Processa Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses since its inception which has resulted in a cumulative deficit as of December 31, 2025 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As of December 31, 2025, the Company held digital assets consisting of Chiliz (“CHZ”) tokens, which are classified as crypto digital assets. The Company’s digital assets are measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statement of operations. We identified the accounting for and valuation of the Company’s digital assets as a critical audit matter because of (i) the significant judgment required to determine the appropriate fair value of CHZ tokens, (ii) the high volatility and evolving nature of digital asset markets, (iii) the use of third-party custodians and blockchain-based records to evidence existence and rights, and (iv) the complexity and evolving regulatory environment surrounding digital assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for and valuation of the Company’s CHZ digital assets included, among others:

●	We evaluated management’s accounting conclusions related to the classification and measurement of CHZ tokens, including consistency with the applicable accounting guidance and the Company’s disclosed accounting policies.

●	We tested the existence of the digital assets by inspecting blockchain records and confirming digital asset balances held in wallets controlled by, or on behalf of, the Company as of the reporting date.

●	We evaluated the Company’s determination of fair value by assessing the appropriateness of the principal market selected, the pricing sources used, and the consistency of prices with observable market data for CHZ tokens at the measurement date.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 18, 2026

Processa Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$5,536,955	$1,191,325
Prepaid expenses and other	133,919	687,829
Total Current Assets	5,670,874	1,879,154

Digital assets at fair value	1,145,180	-
Prepaid expenses	993,701	1,274,442
Equipment, net	3,812	5,016
Operating lease right-of-use assets, net	-	70,677
Total Assets	$7,813,567	$3,229,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of lease liability	$-	$73,020
Accounts payable	1,056,796	880,880
Accrued expenses	1,179,457	578,731
Total Current Liabilities	2,236,253	1,532,631

Non-current lease liability	-	487
Total Liabilities	2,236,253	1,533,118

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2025 or 2024	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 2,572,114 issued and 2,571,914 outstanding at December 31, 2025 and 148,308 issued and 148,108 outstanding at December 31, 2024	257	15
Additional paid-in capital	106,660,090	89,215,355
Treasury stock, 200 shares at cost	(300,000)	(300,000)
Accumulated deficit	(100,783,033)	(87,219,199)
Total Stockholders’ Equity	5,577,314	1,696,171
Total Liabilities and Stockholders’ Equity	$7,813,567	$3,229,289

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024
Operating Expenses
Research and development expenses	$7,810,337	$7,269,146
General and administrative expenses	6,178,168	4,782,060

Operating Loss	(13,988,505)	(12,051,206)

Other Income (Expense)
Other income	20,000	-
Unrealized gain on digital assets at fair value	295,180	-
Interest and dividend income, net	109,491	201,088

Net Operating Loss Before Income Tax Benefit	(13,563,834)	(11,850,118)
Income Tax Benefit	-	-

Net Loss	$(13,563,834)	$(11,850,118)

Net Loss Per Common Share - Basic and Diluted	$(10.36)	$(96.78)

Weighted Average Common Shares Used to Compute
Net Loss Per Common Shares - Basic and Diluted	1,309,271	122,438

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2024 and 2025

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, January 1, 2024	51,640	$5	$80,658,235	(200)	$(300,000)	$(75,369,081)	$4,989,159
Stock-based compensation	2,521	1	629,513	-	-	-	629,514
Shares issued in connection with capital raises, net of transaction costs	94,253	9	7,763,070	-	-	-	7,763,079
Shares issued in connection with license agreement	200	1	188,999	-	-	-	189,000
Settlement of stock award	-	-	(8,561)	-	-	-	(8,561)
Shares withheld to pay income taxes on stock-based compensation	(306)	(1)	(15,901)	-	-	-	(15,902)
Net loss	-	-	-	-	-	(11,850,118)	(11,850,118)
Balance, December 31, 2024	148,308	15	89,215,355	(200)	(300,000)	(87,219,199)	1,696,171
Stock-based compensation	6,273	1	857,549	-	-	-	857,550
Shares issued in connection with capital raises and warrants, net of transaction costs	2,418,492	242	16,597,589	-	-	-	16,597,831
Shares withheld to pay income taxes on stock-based compensation	(959)	(1)	(10,403)	-	-	-	(10,404)
Net loss	-	-	-	-	-	(13,563,834)	(13,563,834)
Balance, December 31, 2025	2,572,114	$257	$106,660,090	(200)	$(300,000)	$(100,783,033)	$5,577,314

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net Loss	$(13,563,834)	$(11,850,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,204	782
Non-cash lease expense for right-of-use assets	70,677	87,184
Unrealized gain on digital assets at fair value	(295,180)	-
Stock-based compensation	857,550	629,514
Net changes in operating assets and liabilities:
Prepaid expenses and other	834,651	(1,030,436)
Operating lease liability	(66,905)	(83,649)
Accounts payable	175,916	569,263
Due from related parties	-	(39)
Accrued expenses	600,726	432,457
Net cash used in operating activities	(11,385,195)	(11,245,042)

Cash Flows From Investing Activities
Purchase of digital asset	(850,000)	-
Purchase of equipment	-	(3,244)
Net cash used in investing activities	(850,000)	(3,244)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	16,597,831	7,763,079
Shares withheld to pay taxes on stock-based compensation	(10,404)	(15,902)
Settlement of stock award	-	(8,561)
Payment of finance lease obligation	(6,602)	(5,202)
Net cash provided by financing activities	16,580,825	7,733,414

Net Increase (Decrease) in Cash and Cash Equivalents	4,345,630	(3,514,872)
Cash and Cash Equivalents - Beginning of Year	1,191,325	4,706,197
Cash and Cash Equivalents - End of Year	$5,536,955	$1,191,325

The accompanying notes are an integral part of these consolidated financial statements.

Processa Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2025	2024
Supplemental Cash Flow Information:
Cash paid for interest	$5,607	$1,204
Cash paid for income taxes	-	-

Non-Cash Financing Activities
Issuance of 200 shares of common stock in connection with a licensing agreement which had previously been recorded as a due to licensor	$-	$189,000

Right-of-use asset obtained in exchange for financing lease liability	$-	$11,804
Financing lease liability	-	(11,804)
Net	$-	$-

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

On December 17, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended with the Secretary of State of Delaware that effected a 1-for-25 reverse stock split of our common stock, par value $0.0001 per share (the “Reverse Stock Split”). Pursuant to the Certificate of Amendment, our issued common stock decreased from 56,999,223 shares to 2,280,114 shares and our outstanding common stock decreased from 56,994,223 to 2,279,914. The Reverse Stock Split did not affect our authorized common stock of 1,000,000,000 shares or our common stock par value. All shares of common stock, including common stock underlying warrants, stock options, and restricted stock units, as well as exercise prices and per share information in these consolidated financial statements give retroactive effect to the Reverse Stock Split.

Liquidity

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred losses since inception. We are currently devoting substantially all of our efforts toward research and development of our NGC drug product candidates, including conducting a clinical trial and providing general and administrative support for these operations. We have an accumulated deficit of $100.8 million at December 31, 2025. During the year ended December 31, 2025, we generated a net loss of $13.6 million and used $11.4 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

We have financed our operations primarily through public equity issuances, including a private offering we sold on February 17, 2026 where we sold 86,956 shares of our common stock to an accredited investor in a private placement transaction for $200,000. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

At December 31, 2025, we had cash and cash equivalents totaling $5.5 million. Together with the $200,000 we raised in February 2026, and based on our current business plans, we believe we will need to raise additional capital in the second quarter of 2026. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

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

Absent additional funding, we believe that our cash and cash equivalents, along with our Digital Assets, will not be sufficient to fund our operations for a period of one year or more after the date that these consolidated financial statements are available to be issued based on the timing and amount of our projected net loss from continuing operations and cash to be used in operating activities during that period of time. As a result, substantial doubt exists about our ability to continue as a going concern within one year after the date that these consolidated financial statements are available to be issued. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should we be unable to continue as a going concern based on the outcome of these uncertainties described above.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and reflect all of our activities, including those of our wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. Operating results for the year ended December 31, 2025 are not necessarily indicative of future results.

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

Digital Assets

Our digital asset is held in CHZ token and we have accounted for it in accordance with ASC 350-60, Intangibles – Goodwill and Other – Crypto Assets (“ASC 350-60”). We initially recorded the digital asset at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gain or losses in the consolidated statement of operations. We will recognize any realized gains or losses in the consolidated statement of operations based on the fair value of the digital asset on the date of sale or derecognition.

Prepaid Expenses

Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered. The majority of our prepaid expenses relate to advanced payments made to CROs and other vendors for our ongoing clinical trials. We allocate the prepaid expenses between current and non-current assets based on the anticipated timing of utilizing the advances. At December 31, 2025, we determined that $994,000 would not be applied until after December 31, 2026.

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

Our digital assets are subject to fair value measurements on a recurring basis and the level of input used for such measurements were as follows:

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$-	$1,145,180	$-	$-	$1,145,180
Total assets	$-	$1,145,180	$-	$-	$1,145,180

Digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs). We have designated a principal market based on the market we have access to that has the greatest volume and level of orderly transactions for digital assets. We reassess the principal market when facts and circumstances change, including, but not limited to, when new markets become accessible, or the volume/activity in the current principal market declines.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average common stock outstanding (which excludes unvested RSAs) and vested, but unissued RSUs. Diluted loss per share is computed by dividing our net loss available to common shareholders by the diluted weighted average number of shares of common stock outstanding during the period. Since we have experienced a net loss for all periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the years ended December 31, 2025 and 2024 excludes the impact of potentially dilutive common shares related to outstanding stock options, unvested restricted stock awards (RSAs), unvested RSUs and common stock purchase warrants.

Our diluted net loss per share for the years ended December 31, 2025 and 2024 excluded 1,636,573 and 80,537 of potentially dilutive common shares, respectively, related to outstanding stock options, unvested RSUs and warrants since those shares would have had an anti-dilutive effect on loss per share during the years then ended.

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

Research and Development

Research and development costs are expensed as incurred and consist of direct and overhead-related expenses related primarily to clinical trials, including development personnel salaries and related costs. Expenditures to acquire technologies, including licenses, which are utilized in research and development and that have no alternative future use are expensed as the acquisition of in-process research and development when incurred. Technology we develop for use in our products is expensed as incurred until technological feasibility has been established after which it is capitalized and depreciated. No research and development costs were capitalized during the years ended December 31, 2025 and 2024.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of December 31, 2025 and 2024, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that benefits from our deferred tax assets will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

We recognize the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. Our policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2025, we had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. We do not expect this to change significantly in the next twelve months.

Recently Adopted Accounting Standard

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities to disclose: (1) a tabular reconciliation of its annual effective tax rate using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction and (2) income taxes paid (net of refunds received) disaggregated by federal, state and local to the extent the amount is equal or greater than 5% of total income taxes paid. The disclosure requirements will be applied on a prospective basis. The standard is effective for fiscal years beginning after December 15, 2024. We adopted the new standard during the year ended December 31, 2025.

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

Note 3 - Stock-based Compensation

The Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) allows us to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan originally provided for the aggregate issuance of 32,000 shares of our common stock. On July 18, 2025, our shareholders approved an increase of shares available under the 2019 Plan, which now provides for the aggregate issuance of 432,000 shares of our common stock. At December 31, 2025, we have 232,521 shares available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the years ended December 31, 2025 and 2024 as follows:

	Year Ended December 31,
	2025	2024
Research and development	$192,630	$169,414
General and administrative	664,920	460,100
Total	$857,550	$629,514

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets relating to this expense.

Stock Options

The following table summarizes our stock option activity during the years ended December 31, 2024 and 2025:

	Total options Outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2024	302	$9,080.65
Options granted	-
Forfeited or expired	(190)	8,400.00
Outstanding as of December 31, 2024	112	10,235.31	3.7
Options granted	136,260	5.03
Forfeited or expired	-
Outstanding as of December 31, 2025	136,372	13.43	9.8
Exercisable as of December 31, 2025	112	$10,235.31	2.7

During the year ended December 31, 2025, we granted the following stock options:

●	On October 1, 2025, we granted stock options for the future purchase of 130,680 shares of common stock to our directors and officers, which vest 1/3 on October 1, 2026, and then ratably monthly afterward. These stock options have an exercise price of $4.96 per share.

●	On December 1, 2025, we granted stock options for the future purchase of 5,580 shares of common stock to our employees, which vest 1/3 on December 1, 2026, and then ratably monthly afterward. These stock options have an exercise price of $6.68 per share.

No forfeiture rate was applied to these stock options. The aggregate intrinsic value of outstanding options was $0 at both December 31, 2024 and 2025. No stock options were exercised during the years ended December 31, 2024 or 2025. At December 31, 2025, unrecognized stock-based compensation expense for stock options of $615,000 is expected to be fully recognized over a weighted average period of 2.8 years.

We used the Black-Scholes option pricing model to calculate the grant date fair value of the stock options granted in 2025 with the following assumptions:

Average risk-free rate of interest	4.1%
Expected term (years)	10.0
Expected stock price volatility	138.3%
Dividend yield	0.0%

Restricted Stock Awards

During the year ended December 31, 2024, restricted stock awards (RSA) for 50 shares of common stock vested and were issued. We did not have any other activity related to RSAs during the years ended December 31, 2024 and 2025.

Restricted Stock Units

The following table summarizes our restricted stock unit (RSU) activity during the years ended December 31, 2024 and 2025:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2024	8,957	$1,152.30
Granted	7,704	40.76
Forfeited	(572)	1,821.92
Vested and issued	(695)	2,771.56
Outstanding at December 31, 2024	15,394	498.04
Granted	45,420	5.02
Forfeited	(1,110)	1,324.25
Vested and issued	(3,063)	1,523.96

Outstanding at December 31, 2025	56,641	31.02
Vested and unissued	(10,338)	129.29

Unvested at December 31, 2025	46,303	$9.08

During the year ended December 31, 2025, we granted the following RSUs:

●	On October 1, 2025, we granted RSUs for the future issuance of 43,560 shares of common stock to our directors and officers, which vest 1/3 on October 1, 2026, and then ratably monthly afterward.

●	On December 1, 2025, we granted RSUs for the future issuance of 1,860 shares of common stock to our employees, which vest 1/3 on December 1, 2026, and then ratably monthly afterward.

At December 31, 2025, unrecognized stock-based compensation expense for RSUs of approximately $254,000 is expected to be fully recognized over a weighted average period of 2.7 years. The unrecognized expense excludes $12,250 related to certain RSUs with a performance milestone that is not currently probable of occurring.

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

Warrants

The following table summarizes our warrant activity, excluding pre-funded warrants, during the years ended December 31, 2024 and 2025:

	Total warrants outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2024	6,924	$635.29
Exercisable	300	185.00
Granted	64,713	113.58
Expired or cancelled	(900)	1,365.56
Outstanding and exercisable as of December 31, 2024	71,037	148.87	3.8
Granted	1,647,841	9.22
Exercised	(281,747)	6.25
Expired or cancelled	-	-
Outstanding and exercisable as of December 31, 2025	1,437,131	$16.71	3.9

During the years ended December 31, 2024 and 2025, we completed financings that included common warrants to purchase shares of our common stock. See Note 4 for details. We did not have any stock-based compensation expense related to our stock purchase warrants at December 31, 2025.

Note 4 – Stockholders’ Equity

Common Stock

Financings

During the year ended December 31, 2025, we issued 2,418,492 shares of our common stock through several capital raising events described below:

●	On January 29, 2025, we sold 41,239 shares of our common stock, pre-funded warrants to purchase up to 280,788 shares of our common stock, and accompanying Series A Warrants to purchase up to 322,027 shares of our common stock and Series B Warrants to purchase up to 161,014 shares of our common stock for net proceeds of $4.4 million, after deducting placement agent fees and offering-related expenses under a best efforts public offering (the “January 2025 Offering”) at a combined purchase price of $15.38 for institutional investors and $19.94 for the Company’s Chief Executive Officer and certain board members who participated in the January 2025 Offering. The Series A and B Warrants both have an exercise price of $16.25 per share of common stock. The Series A Warrants expire on July 18, 2030 and the Series B Warrants expire on January 18, 2027. At December 31, 2025, all pre-funded warrants sold in this offering were exercised and no Series A or B Warrants have been exercised.

●	On June 18, 2025, we sold 572,400 shares of our common stock, pre-funded warrants to purchase up to 547,600 shares of our common stock, and accompanying common stock warrants to purchase up to 1,120,000 shares of our common stock for net proceeds of $6.2 million, after deducting placement agent fees and offering-related expenses under a best efforts public offering (the “June 2025 Offering”). We sold one share of our common stock and accompanying common warrant at a combined price of $6.25 per share, and a pre-funded warrant and accompanying common warrant at a combined price of $6.2499 per share. The common warrants have an exercise price of $6.25 per share, are immediately exercisable and expire five years after their original issuance. The pre-funded warrants have an exercise price of $0.0001 and are also immediately exercisable. We issued placement agent warrants to purchase up to 44,800 shares of common stock at an exercise price of $7.81 per share. Warrants to purchase 281,749 shares of common stock for $1.8 million and all pre-funded warrants were exercised during the year ended December 31, 2025.

●	On August 4, 2025, we sold 218,688 shares of our common stock at an offering price of $5.75 per share to an accredited investor for net proceeds of $1.2 million, after deducting transaction-related expenses. No warrants were issued as part of this capital raise.

●	We sold 476,028 shares at an average price of $6.42 per share for aggregate net proceeds of $3.0 million under our ATM Offering.

During the year ended December 31, 2024, we issued 94,253 shares of our common stock through several capital raising events described below:

●	On January 30, 2024, we closed a public offering (the “January 2024 Offering”) for the sale of 19,040 shares of common stock, Pre-Funded Warrants to purchase up to 43,183 shares of common stock in lieu of shares of common stock, and Common Warrants to purchase up to 62,223 shares of our common stock. The Common Warrants have an exercise price of $112.50, are immediately exercisable and expire on January 30, 2029. The shares of common stock were offered at a combined public offering price of $112.50 per share and accompanying Common Warrant and $112.4999 per Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants had an exercise price of $0.0001 and were exercised in full simultaneously with the closing of the January 2024 Offering in exchange for 43,183 shares of our common stock. We received $6.3 million in net proceeds from the January 2024 Offering, after deducting the fees of the placement agent and other offering-related expenses.

●	We sold 32,030 shares at an average price of $48.26 per share for aggregate net proceeds of $1.5 million under our ATM Offering.

We also issued to the placement agent warrants to purchase 2,490 shares of common stock, exercisable at $140.63 per share that expire on February 1, 2027.

Treasury Stock

On February 15, 2026, the Board approved the retirement of the 200 shares held in treasury stock.

Note 5 – Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss by the weighted average common stock outstanding (which excludes unvested RSAs) and vested, but unissued RSUs. Diluted net loss per share is computed by dividing net loss by the diluted weighted average common stock outstanding, which includes potentially dilutive effect of stock options, unvested RSAs, unvested RSUs and warrants. The treasury-stock method is used to determine the dilutive effect of our stock options and warrant grants. Since we experienced a loss for both periods presented, basic and diluted net loss per share are the same and, as they would have an anti-dilutive impact on diluted net loss per share, any dilutive common shares outstanding were excluded from the computation shown below.

The computation of net loss per share for the year ended December 31, 2025 and 2024 was as follows:

	2025	2024
Basic and diluted net loss per share:
Net loss available to common shareholders	$(13,563,834)	$(11,850,118)
Weighted-average number of common shares-basic and diluted	1,309,271	122,438

Basic and diluted net loss per share	$(10.36)	$(96.78)

	2025	2024
Weighted-average number of common shares outstanding – basic and diluted	1,299,055	116,503
Weighted-average number of vested RSUs– basic and diluted	10,216	5,935
Weighted-average number of common shares-basic and diluted	1,309,271	122,438

As described in Note 3, we issued various equity instruments during the years ended December 31, 2025 and 2024 which impact our EPS calculation. Vested RSUs are included in our computation of the weighted average shares for basic EPS and unvested RSUs are included as dilutive securities. At December 31, 2025 and 2024, 46,303 and 9,388 unvested RSUs, respectively, were excluded from the EPS calculation.

The outstanding stock options, unvested RSAs, unvested RSUs and warrants to purchase common stock were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods presented below:

	2025	2024
Stock options, unvested RSUs, and purchase warrants	1,636,573	80,537

Note 6 – Digital Assets

The following table sets forth the number of tokens, cost basis and fair value of digital assets held, as shown on the consolidated balance sheet as of December 31, 2025:

	Tokens	Cost basis	Fair value
CHZ	27,101,000	$850,000	$1,145,180

The following table represents a reconciliation of our assets and (liabilities) related to our digital assets during the year ended December 31, 2025:

Year ended December 31, 2025
Fair Value, January 1, 2025	$-
Purchases made with cash and cash equivalents	850,000
Unrealized gains	295,180
Fair Value, December 31, 2025	$1,145,180

On January 12, 2026, we purchased 10,416,000 CHZ tokens for $500,000. As of March 13, 2026, we own 37,517,000 CHZ tokens, which had a fair value of $1.4 million.

Note 7 – License Agreements

We have entered into license agreements which allow us to develop, manufacture, and/or commercialize the following drug assets:

Licensor	Drug Asset	Agreement Date	Amendment Date
Elion Oncology, Inc.	NGC-Cap (PCS6422)	August 23, 2020	May 17, 2022
Aposense, Ltd.	NGC-Iri (PCS11T)	May 24, 2020	N/A
Yuhan Corporation	PCS12852	August 19, 2020	June 11, 2025
Sun Pharmaceutical Industries Limited	PCS499	March 19, 2018	N/A

Under these agreements, we have certain development and regulatory milestone payments payable to each licensor. As of December 31, 2025, no amounts are owed under the license agreements.

Note 8 - Income Taxes

We have incurred net operating losses since inception. At December 31, 2025 and 2024, we had available federal and state net operating loss carryforwards of $54.8 million and $36.0 million, respectively. The federal net operating losses generated in 2018 and later of $54.5 million will carry forward indefinitely. Net operating losses generated prior to 2018 will expire beginning in 2037. We have not recognized any deferred tax assets related to the federal orphan drug or other research and development tax credits as of December 31, 2025 and 2024. The federal research and development tax credits have a 20-year carryforward period. No cash payments were made for income taxes, net of refunds, for the years ended December 31, 2025 and 2024.

Pre-tax loss from continuing operations is disaggregated between U.S. domestic and foreign jurisdictions in accordance with ASU 2023-09 and is presented below:

	December 31,
	2025	2024
Components of pre-tax loss
Domestic	$(13,204,883)	$(10,992,106)
Foreign	(358,951)	(858,012)
Total loss before income taxes	$(13,563,834)	$(11,850,118)

Pursuant to Code Sec. 382 of the Internal Revenue Code (“the Code”), the utilization of our net operating loss carryforwards could be limited as a result of a cumulative change in stock ownership of more than 50% over a three-year period. We have not completed a Sec. 382 study and as such our net operating loss carryforwards may be subject to such limitation.

The following table is a reconciliation of our effective income tax rate and statutory income tax rate for the years ended December 31, 2025 and 2024 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31,
	2025		2024
At federal statutory income tax rate	$(2,848,405)	21.00%	$(2,488,525)	21.00%
State tax rate, net of federal benefit	(315,309)	2.32%	(494,140)	4.17%
Change in state tax rate	301,856	(2.23)%	81,784	(0.69)%
Nontaxable or nondeductible items:
Stock compensation – restricted stock units	1,284,795	(9.47)%	560,835	(4.73)%
Other	155,827	(1.15)%	71,375	(0.60)%
Other – deferred adjustments	-	-	11,319	(0.10)%
Federal orphan drug tax credit	(1,824)	0.01%	(6,247)	0.05%
Change in valuation allowance	1,423,060	(10.48)%	2,263,599	(19.10)%

Total	$-	0.00%	$-	0.00%

The significant components of our deferred tax assets and liabilities for Federal and state income taxes consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Non-current:
Net operating loss carry forward – Federal	$11,507,543	$7,566,071
Net operating loss carry forward – State	2,957,337	2,074,542
Stock compensation expense and other	1,322,468	2,794,464
Unrealized gain related to digital asset	(75,871)	-
Purchased in-process R&D	2,394,596	2,477,193
Federal orphan drug credits	1,211,026	1,209,202
Capitalized research and development costs	2,008,637	3,781,193
Total non-current deferred tax assets	21,325,736	19,902,665
Valuation allowance for deferred tax assets	(21,325,736)	(19,902,665)
Total deferred tax assets	-	-

Deferred Tax Liabilities:
Non-current:
Intangible asset	-	-
Total non-current deferred tax liabilities	-	-

Total deferred tax asset (liability)	$-	$-

In 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the immediate deduction of research and development (R&D) expenditures, requiring taxpayers to amortize these costs over five or fifteen years pursuant to IRC Section 174. Consequently, we capitalized approximately $3.8 million of research and development expenditures, net of annual amortization during 2024. However, the enactment of the One Big Beautiful Bill Act (OBBBA) reinstated the full deductibility of domestic research and development expenditures effective January 1, 2025. In accordance with the OBBBA’s transition rules, we deducted 50% of the remaining unamortized domestic research and development balance in 2025 and plan to deduct the remaining 50% in 2026. We continue to capitalize and amortize foreign research and development expenditures over a 15-year period as required.

A valuation allowance is maintained to reduce deferred tax assets to the amount more-likely-than-not to be realized. In assessing the need for this allowance, we evaluate all available positive and negative evidence, including the timing and extent of future taxable income. Due to significant negative evidence - primarily in the form of cumulative operating losses - we determined that it is not more-likely-than-not that the deferred tax assets will be realized. Consequently, a full valuation allowance has been established. The valuation allowance increased by $1.4 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively.

We evaluate uncertain tax positions through a two-step process in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is cumulatively greater than 50% likely to be realized upon settlement. We have not recorded any uncertain tax positions. As of December 31, 2025 and 2024, we have no unrecognized tax benefits and have not accrued penalties or interest related to uncertain tax positions.

We file a U.S. Federal income tax return, as well as state income tax returns for California, Florida, Georgia, Maryland, and North Carolina. There are currently no income tax examinations underway for these jurisdictions. However, tax years from and including 2017 remain open for examination by federal and state income tax authorities.

Note 9 – Related Party Transactions

CorLyst, LLC

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses in our consolidated statements of operations. We recorded approximately $100,000 and $110,000 in reimbursements during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, no amounts were due from CorLyst and $47 was due at December 31, 2024. Our President, Research and Development is the Chief Executive Officer of CorLyst, and CorLyst is a shareholder of the Company.

The Chiliz Group

The Chiliz Group (formerly known as ‘HX Entertainment Limited’) is the issuer of the Chiliz Token. On August 4, 2025, we sold 218,688 restricted shares of our common stock to The Chiliz Group for $1.2 million in net proceeds, and on February 17, 2026, we sold them an additional 86,956 restricted shares of our common stock for $200,000. As of March 13, 2026, The Chiliz Group owned 11.5% of our shares of common stock outstanding.

Note 10 – Litigation

On May 7, 2024, the Company received notification from Elion purporting to terminate the license agreement by and between the Company and Elion as a result of the Company’s alleged breach thereof. The Company believes that Elion’s claims are without merit and disputes that the license agreement has been validly terminated. On July 5, 2024, the Company filed a complaint in New York State Court seeking monetary damages, declaratory judgement and injunctive relief. On August 14, 2024, the Company received Elion’s answer and counterclaims. On October 10, 2024, the Company filed its response to Elion’s counterclaims. The Company intends to enforce its rights under the license agreement and will pursue such other remedies as it determines are appropriate. The discovery phase of the matter has commenced several months ago and is ongoing.

On December 3, 2024, Jason Assad and Marc Gyimesi, two of the investors in our February 2021 private offering, filed a lawsuit that has been assigned to the Commercial Division of the Supreme Court of the State of New York County, New York County alleging fraud and negligent misrepresentation in connection therewith and seeking monetary damages. In addition to being an investor, Mr. Assad was a former investor relations and communications consultant to the Company from September 1, 2021 through June 30, 2024. On April 25, 2025, the Company filed a motion to dismiss the complaint in its entirety. The motion was decided in September 2025. The court dismissed two of the three counts of the complaint (for constructive fraud and negligent misrepresentation) and dismissed that part of the remaining cause of action for fraud to the extent that it related to the retention of Plaintiffs’ investment (leaving only the portion of the claim in which Plaintiffs allege they were fraudulently induced to invest in the Company in February 2021). The court also dismissed all claims against Patrick Lin and George Ng. Processa’s and David Young’s answers were submitted during October 2025. The discovery phase of the matter has commenced. In January 2026, Plaintiffs were granted leave to amend their complaint to add a claim for breach of contract against Processa and David Young based on the same factual allegations. Processa and David Young’s responses to the amended complaint were submitted by March 2, 2026. In the meantime, the discovery and deposition phases of the matter are ongoing.

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

Note 11 – Segment Reporting

We manage our operations as a single segment, focused on developing the next generation of cancer therapy drugs. As our CODM, our Chief Executive Officer manages and allocates resources at a consolidated level. He assesses performance, monitors budget versus actual results, and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations and comprehensive loss as consolidated net loss.

The accounting policies of our single operating segment are the same as those described in the summary of significant accounting policies in Note 2. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In 2025 and 2024, all our long-lived assets were held in the United States. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment. We do not have intra-entity sales or transfers since our only subsidiary is currently dormant.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Preclinical, clinical trial and other costs	$6,240,583	$5,450,963
Research and development personnel expense(1)	1,569,754	1,818,183
General and administrative personnel expense(2)	2,786,832	1,981,756
Administrative and facilities expense(3)	3,391,336	2,800,304
Other income, net	(424,671)	(201,088)
Total	$13,563,834	$11,850,118

(1)	Research and development personnel costs include employee stock-based compensation expense of $192,630 and $169,414 for the year ended December 31, 2025 and 2024, respectively.

(2)	General and administrative personnel costs include employee stock-based compensation expense of $508,644 and $186,925 for the year ended December 31, 2025 and 2024, respectively, and are net of reimbursements received from CorLyst, LLC.

(3)	Administrative & facilities expense primarily consists of facilities expenses, office expenses, legal costs, insurance, consulting, travel, and other administrative costs.

Note 12 – Commitments and Contingencies

Purchase Obligations

We enter contracts in the normal course of business with contract research organizations and subcontractors to further develop our products. The contracts are cancellable, with varying provisions regarding termination. If we terminated a cancellable contract with a specific vendor, we would only be obligated for products or services that we received as of the effective date of the termination and any applicable cancellation fees. As of December 31, 2025, we are contractually obligated to pay up to approximately $11.9 million for future services under the agreements with the CROs for our clinical trials in NGC-Cap. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

Note 13 – Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at December 31, 2025, exceeded FDIC limits.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2025, an evaluation was performed by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K will be included our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) is incorporated herein by reference to our 2026 Proxy Statement. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated herein by reference to our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated herein by reference to our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K is incorporated herein by reference to our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K is incorporated herein by reference to our 2026 Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description of the Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 17, 2020)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1.1 to Form S-1 filed on September 17, 2020)
3.1.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated August 8, 2019 (incorporated by reference to Exhibit 3 to Form 10-Q filed on August 14, 2019)
3.1.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020 (incorporated by reference to Exhibit 3.1.4 to Form S-1 filed on September 17, 2020)
3.1.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated January 1, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 6, 2022)
3.1.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 29, 2023)
3.1.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 18, 2024)
3.1.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K.A filed September 16, 2025)
3.1.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed December 15, 2025)

3.2	Amended and Restated Bylaws of Processa Pharmaceuticals, Inc., dated March 18, 2025 (incorporated by reference to Exhibit 3.2 to Form 1-K filed on March 20, 2025)
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 2020)
4.2	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 30, 2025)
4.3	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 30, 2025)
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 30, 2025)
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 29, 2024)
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on September 17, 2020)
10.2	License Option Agreement with Sun Pharmaceuticals (incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 2020)
10.3	Amendment to License Agreement and Securities Purchase Agreement with Sun Pharmaceuticals (incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 2020)
10.4+	Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 17, 2020)
10.5+	Amended and Restated Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed September 22, 2025)
10.6	License Agreement with Aposense, Ltd. dated May 24, 2020 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 17, 2020)
10.7	License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 17, 2020)
10.8	License Agreement with Elion Oncology, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 17, 2020)
10.9	Addendum No. 1 to the Aposense Ltd. License Agreement (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 25, 2021)
10.10	Sales Agreement, dated May 21, 2024, by and among Processa Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.2 to Form S-3 filed on May 21, 2024)
10.11+	Employment Agreement dated March 19, 2025 by and between George Ng and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 20, 2025)
10.12+	Employment Agreement dated March 19, 2025, by and between Russell Skibsted and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 20, 2025)
10.13+	Employment Agreement dated March 19, 2025, by and between Sian Bigora and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 20, 2025)
10.14+	Employment Agreement dated March 19, 2025, by and between Wendy Guy and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on March 20, 2025)
10.15+	Employment Agreement dated March 19, 2025, by and between Patrick Lin and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 20, 2025)
10.16+	Employment Agreement dated March 19, 2025, by and between David Young and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-K filed on March 20, 2025)
10.17	Amendment No. 1 to License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 30, 2025
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K filed March 20, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm, Cherry Bekaert, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Processa Pharmaceuticals, Inc. Restatement Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 29, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ George Ng
George Ng
Chief Executive Officer (Principal Executive Officer)
Dated:	March 18, 2026

By:	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated:	March 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ George Ng	Chief Executive Officer	March 18, 2026
George Ng

/s/ Russell Skibsted	Chief Financial Officer	March 18, 2026
Russell Skibsted

/s/ David Young	President of Research and Development and Director	March 18, 2026
David Young

/s/ Khoso Baluch	Director	March 18, 2026
Khoso Baluch

/s/ James Neal	Director	March 18, 2026
James Neal

/s/ Geraldine Pannu	Director	March 18, 2026
Geraldine Pannu

/s/ Justin Yorke	Director	March 18, 2026
Justin Yorke

