Form 10-K/A
period 2025-12-31
Processa Pharmaceuticals, Inc.
filed 2026-04-30
CIK 1533743

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

The number of outstanding shares of the registrant’s common stock as of April 29, 2026 was 2,738,998.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Processa Pharmaceuticals, Inc., a Delaware corporation (“we,” “our,” “us” or the “Company”), for the fiscal year ended December 31, 2025, originally filed with the SEC on March 18, 2026 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and the exhibit index set forth in Part IV of the Original Filing. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference of the registrant’s definitive proxy statement.

In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 18, 2026.

Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of April 29, 2026:

Name	Age	Position
Executive Officers:
George Ng	52	Chief Executive Officer
Dr. Sian Bigora	65	Chief Development and Regulatory Officer
Wendy Guy	61	Chief Administrative Officer
Patrick Lin	56	Chief Business and Strategy Officer
Russel Skibsted	67	Chief Financial Officer
Dr. David Young	73	President, Research and Development

Non-Employee Directors:
Justin Yorke	59	Chairman of the Board
Khoso Baluch	68	Director
James Neal	70	Director
Geraldine Pannu	56	Director

Executive Officers

George Ng – Mr. Ng has served as our Chief Executive Officer and as a director since August 8, 2023. He has served as a member of the board of directors of Calidi Biotherapeutics Inc. (NYSE:CLDI) (“Calidi”) from October 2019 to September 2024, and was Calidi’s President and Chief Operating Officer from February 1, 2022 until June 23, 2023. He has been a partner at PENG Life Science Ventures since September 2013;; and member of the board of directors of TuHURA Biosciences, Inc. (formerly, Morphogenesis, Inc.) since February 2020 . His experience further includes serving in various executive-level or board of director positions for multiple publicly-traded and private global biotechnology and pharmaceutical firms. Mr. Ng previously served as a member of the board of directors of Inflammatory Response Research, Inc. from May 2019 to April 2020; Invent Medical Corp from July 2019 to January 2020; ImmuneOncia Therapeutics Inc. from June 2016 to 2019; and Virttu Biologics Limited from April 2017 to April 2019. He was also the Executive Vice President and Chief Administrative Officer of Sorrento Therapeutics, Inc. (Nasdaq: SRNE) from March 2015 to April 2019; the Co-Founder and President, Business of Scilex Pharmaceuticals Inc. from September 2012 to April 2019; and the Senior Vice President and General Counsel of BioDelivery Sciences International Inc. (Nasdaq: BDSI) from December 2012 to March 2015. Mr. Ng holds a JD degree from the University of Notre Dame School of Law, as well as a B.A.S. (B.A. and B.S.) dual degree in Biochemistry and Economics from the University of California, Davis. We believe that Mr. Ng is qualified to serve on our Board due to his experience with pharmaceutical companies.

Sian Bigora, Pharm.D. - Dr. Bigora served as our Chief Development and Regulatory Officer since October 4, 2017 and has over 30 years of pharmaceutical research, regulatory strategy and drug development experience. Effective May 1, 2026, Dr. Bigora will transition from a full-time executive officer role to a part-time employee position. In connection with this change, she will no longer be designated as one of our executive officers.

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

Russell Skibsted – Mr. Skibsted has served as our Chief Financial Officer since July 2024. He has nearly 30 years of experience in the pharmaceutical industry, including expertise in financial management, global business development, capital raises, investor relations and operations. He has worked with public and private life sciences companies at all stages of development. Most recently, he served as Senior Vice President and CFO of Alimera Sciences, a publicly traded global ophthalmic pharmaceuticals company that was acquired by ANI Pharmaceuticals from January 2023 to December 2023. Prior to that, he was Executive Vice President, CFO and Chief Business Officer at Rockwell Medical, a public company providing hemodialysis products from September 2020 to November 2022. From July 2017 to May 2020, Mr. Skibsted served as CFO of BioTime, a publicly traded biotechnology company now named Lineage Cell Therapeutics, where he also was CFO at various times for several of BioTime’s public and private subsidiaries, including Agex Therapeutics, OncoCyte Corporation and Asterias Biotherapeutics. Prior to BioTime, Mr. Skibsted served as CFO or Chief Business Officer for several public and private life science companies, including Aeolus Pharmaceuticals, Spectrum Pharmaceuticals and Hana Biosciences. Mr. Skibsted holds a BA in economics from Claremont McKenna College and an MBA from the Stanford Graduate School of Business.

David Young, Pharm.D., Ph.D. - Dr. Young has served as our President, Research and Development and a director since August 8, 2023. As a co-founder, he also served as our Chief Executive Officer from October 4, 2017 until August 7, 2023, as the Chairman of our Board until July 11, 2022, and as our President from July 11, 2022 until August 8, 2023. He has over 35 years of drug development experience serving as CEO, President and VP in different drug development companies. He served as our interim CFO from October 4, 2017 to September 1, 2018. From 2006 to 2014, Dr. Young served as a Questcor Pharmaceuticals Board Member and later as CSO, where he worked with FDA on the sNDA approval of Acthar for infantile spasms, an ultra-rare orphan indication, and other indications. In 2014, Questcor was acquired for $5.7 billion. Dr. Young was previously an Associate Professor at the University of Maryland, has served on FDA Advisory Committees, and was involved with two FDA-funded contracts as co-principal investigator and investigator. Research from these contracts resulted in multiple FDA Guidances, which became the basis of our regulatory science approach to drug development. Dr. Young has served on NIH grant review committees and was Co-Principal Investigator on an NCI contract to evaluate new oncology drugs. He has met with the FDA over one hundred times and has been a key member on more than thirty FDA indication approvals. Dr. Young received a B.S. in Physiology, M.S. in Medical Physics, and Pharm.D.-Ph.D. specializing in pharmacokinetics-pharmacodynamics.

Non-Employee Directors

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

Khoso Baluch – Mr. Baluch has served as a director since July 2022. He possesses over 36 years of experience in the biopharmaceutical industry across global geographies. Previously, he served on the boards of Relevant Bio, Longeveron (LGVN), Poxel S.A. (OTC: PXXLF), and Da Volterra. Mr. Baluch served as the Chief Executive Officer and a member of the board of directors of CorMedix, Inc. (Nasdaq: CRMD), a publicly traded pharmaceutical company in the United States. Additionally, he held various senior positions at UCB, S.A. between 2008 and 2016, including Senior Vice President and President Europe, Middle East & Africa. Prior to joining UCB, Mr. Baluch worked for Eli Lilly and Company (NYSE: LLY) for 24 years, holding international positions spanning Europe, the Middle East, and the United States in general management, business development, market access, and product leadership. Mr. Baluch holds a Bachelor of Science in Aeronautical Engineering from City University London and an MBA from Cranfield School of Management. We believe Mr. Baluch is qualified to serve on our Board due to his business expertise and significant executive management experience in the pharmaceutical industry.

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

Board Composition

Currently, our Board of Directors is comprised of six members with no vacancies. Each director has been elected to hold office until the next annual meeting of stockholders or special meeting in lieu of such annual meeting or until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal.

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

The Board of Directors met 29 times during 2025. All directors attended at least 75% of the meetings.

Audit Committee

Our audit committee is comprised of Khoso Baluch, James Neal, Geraldine Pannu, and Justin Yorke, with James Neal serving as chairman of the committee. Our Board of Directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq Listing Rules, and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board of Directors has determined that Justin Yorke is an “audit committee financial expert” within the meaning of the SEC regulations and the applicable Nasdaq Listing Rules. The audit committee’s responsibilities include:

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

The audit committee met four times during 2025. All the committee members attended at least 75% of the meetings.

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

The compensation committee met one time during 2025. All the committee members attended the meeting, except Khoso Baluch.

Nominating and Governance Committee

Our nominating and governance committee is comprised of Khoso Baluch, James Neal, and Justin Yorke, with Justin Yorke as the chairman of the committee. Our Board of Directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq Listing Rules. The nominating and corporate governance committee’s responsibilities include:

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

The nominating and governance committee did not meet in 2025.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to or earned by our Chief Executive Officer and our two other highest paid executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
George Ng	2025	400,000	50,000	50,688	148,685	23,930	673,303
Chief Executive Officer	2024	400,000	100,000	-	-	21,033	521,033

Russell Skibsted(3)	2025	400,000	55,000	21,384	62,726	27,650	566,760
Chief Financial Officer	2024	183,333	-	49,000	-	11,892	244,226

Sian Bigora	2025	367,757	40,000	19,008	55,757	12,575	495,097
Chief Development and Regulatory Officer	2024	290,940	-	14,484	-	22,827	328,251

(1)	Reflects the aggregate grant date fair value of RSUs and stock option awards granted calculated in accordance with FASB ASC Topic 718. Assumptions applicable to these valuations and other information can be found in Note 3 of the Notes to Consolidated Financial Statements — Stock-Based Compensation contained in the Processa Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2025.
(2)	Amounts reflect the dollar value of group health insurance premiums for the named executive officer.
(3)	Mr. Skibsted joined the Company on July 16, 2024.

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

In 2025, we hired a compensation consultant to review the compensation of our named executive officers and provide recommendations.

Elements of Executive Compensation

We believe the most effective compensation package for our named executive officers is one designed to reward achievement of individual and corporate objectives; provide for short-, medium- and long-term financial and strategic goals; and align the interest of management with those of the stockholders by providing incentives for improving stockholder value. To accomplish that objective, our named executive officers have, and it is anticipated will continue, to receive a portion of their annual compensation in equity, such as stock options and RSUs.

Base Cash Compensation – We pay our named executive officers base cash compensation to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. In 2025, our named executive officers received base salaries ranging between $308,000 and $400,000, depending on their position and responsibilities.

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

Bonuses – During 2025, Mr. Ng received $50,000 and Mr. Skibsted received $55,000 in bonus compensation for their efforts related to business development and financing deals. Dr. Bigora received $40,000 in bonus compensation for her past service and ongoing commitment to the Company.

Equity Awards – We have used equity awards to align the interest of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our common stock, which, in turn, is indirectly attributable to the performance of our executive officers.

In 2025, we granted stock options for the purchase of 55,200 shares of our common stock to our named executive officers totaling a grant date fair value of approximately $267,000, which vest one-third on October 1, 2026, and then ratably monthly afterward until they are fully vested on October 1, 2028, subject to continued service. We also granted RSUs for 18,400 shares of our common stock to our NEOs totaling a grant date fair value of approximately $91,000, which vest one-third on October 1, 2026, and then ratably monthly afterward until they are fully vested on October 1, 2028, subject to continued service.

In 2024, we granted RSUs for 131 shares of our common stock to Dr. Bigora totaling a grant date fair value of approximately $7,000, which vest accordingly: RSUs for 97 shares of our common stock vest over a three-year period upon meeting service requirements; RSUs for 17 shares of our common stock vested upon grant for regaining Nasdaq compliance; and RSUs for 17 shares of common stock vested upon dosing the first patient in our Phase 2 study in NGC-Cap, in each instance subject to continued service. Upon joining the Company in 2024, we granted Mr. Skibsted RSUs for 1,120 shares of our common stock with a grant date fair value of $49,000, which vest accordingly: 560 vested on July 16, 2026; 280 vest upon reaching a market capitalization (i.e. total value of Processa’s outstanding shares of stock at the then current market place) of at least $30 million; and 280 vested on August 4, 2025 upon receipt of cumulative financings of at least $15 million, subject to continued service.

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

Mr. Ng’s employment agreement entitled him to, among other benefits, the following compensation: (i) an annual base salary of at least $400,000, reviewed annually after December 31, 2024; (ii) RSUs previously granted under our 2019 Omnibus Incentive Plan along with additional grants made at the discretion of the Compensation Committee of the Board; and (iii) participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other executive officers of the Company. He is also eligible to participate in an executive bonus pool with a target bonus of 50% of his base compensation.

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

Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan

We maintain an Omnibus Plan that currently provides us with the authority to issue up to 432,000 shares of our common stock to eligible participants. The two complementary goals of the Omnibus Plan are to attract and retain outstanding individuals to serve as our officers, directors, employees and consultants, and to increase stockholder value by providing participants incentives to increase stockholder value by offering the opportunity to acquire shares of our common stock, receive monetary payments based on the value of our common stock and receive other incentive compensation on the potentially favorable terms that the Plan provides.

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding equity awards held by each of our named executive officers as of December 31, 2025:

			Stock Option Awards			Restricted Stock Units
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Number of Shares of Stock (#) Not Vested(1)	Market Value of Shares Not Vested ($)(2)

George Ng	10/1/2025	(3)	-	30,720	4.96	10,240	29,491
	08/08/23	(4)	-	-	-	175	504

Russell Skibsted	10/1/2025	(3)	-	12,960	4.96	4,320	12,442
	7/16/2024	(5)	-	-	-	280	806

Sian Bigora	10/1/2025	(3)	-	11,520	4.96	3,840	11,059
	06/28/24	(6)	-	-	-	31	89
	01/01/23	(7)	-	-	-	31	89

(1) Not included in the above table are RSUs representing 2,713 shares of our common stock that have vested but have not met the distribution requirements as of December 31, 2025.

(2) Market value is based on $2.88 per share, which was the closing market price of our common stock on December 31, 2025, the last trading day of the year.

(3) Stock options and RSUs granted to Mr. Ng and each of our NEOs vest one-third on October 1, 2026, and the remaining vest monthly afterward until they are fully vested on October 1, 2028.

(4) RSUs granted to Mr. Ng vested one-third on August 8, 2024, and the remaining vest monthly afterward until they are fully vested on August 8, 2026.

(5) RSUs granted to Mr. Skibsted for the future issuance of 280 shares of common stock vest when the Company’s market capitalization is at least $30 million.

(6) RSUs granted to Dr. Bigora representing 97 shares of our common stock vest one-third on January 1, 2025, and the remaining vest monthly afterward.

(7) On January 1, 2023, stock awards in the form of RSUs were granted which vested one-third on both January 1, 2024 and 2025, with the remainder vesting on January 1, 2026.

Director Compensation

On September 23, 2025, our compensation committee recommended, and our Board of Directors approved, an amendment to our compensation plan for non-employee directors. Each non-employee director receives annual cash compensation for serving as a director ranging between $72,500 and $86,500 after the Company has completed one or more financings of a cumulative $60 million and the Company has at least $20 million in cash or cash equivalents. Until those milestones have been reached, they are each receiving a quarterly cash retainer of $14,000. They each also received stock options for the purchase of 12,000 shares of common stock, which had a grant date fair value of $58,075; as well as RSUs for the future issuance of 4,000 shares of common stock, which had a grant date fair value of $19,800. The stock options and RSUs all vest one-third on October 1, 2026, and the remaining vest monthly afterward until they are fully vested on October 1, 2028, subject to continued service with us.

Our directors are also reimbursed for any reasonable out-of-pocket expenses incurred in connection with service as a director.

The table below shows all compensation paid or earned to our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)(1)	Total ($)
Khoso Baluch	56,000	44,000	100,000
James Neal	56,000	44,000	100,000
Geraldine Pannu	56,000	44,000	100,000
Justin Yorke	56,000	44,000	100,000

(1)	Reflects the aggregate grant date fair value of RSUs calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table lists the outstanding equity awards held by each of our non-employee directors as of December 31, 2025:

		Stock Option Awards			Restricted Stock Units
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Number of Shares of Stock (#) Not Vested(1)	Market Value of Shares Not Vested ($)(2)
Khoso Baluch	10/1/2025(3)	-	12,000	4.96	4,000	11,520
James Neal	10/1/2025(3)	-	12,000	4.96	4,000	11,520
Geraldine Pannu	10/1/2025(3)	-	12,000	4.96	4,000	11,520
Justin Yorke	10/1/2025(3)	-	12,000	4.96	4,000	11,520

(1) Not included in the above table for each of our non-employee directors are RSUs representing 1,452 shares of our common stock that have vested but have not met the distribution requirements as of December 31, 2025.

(2) Market value is based on $2.88 per share, which was the closing market price of our common stock on December 31, 2025, the last trading day of the year.

(3) On October 1, 2025, stock options and RSU awards were granted to each director. These awards vest one-third on October 1, 2026, and the remaining vest monthly afterward until they are fully vested on October 1, 2028, subject to continued service with us. The RSUs also have distribution requirements, such that they will be distributed on the earlier of: the end of their appointment or reappointment as a director; the third anniversary of the grant date; a change of control; or their death.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of our common stock at April 29, 2026 for:

●	Each of our directors;
●	Each of our executive officers;
●	All of our directors and executive officers as a group; and
●	Each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

The number of shares of our common stock beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of April 29, 2026, through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 2,738,998 shares of our common stock outstanding as of April 29, 2026. Shares of our common stock that a person has the right to acquire within 60 days of April 29, 2026, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

	Shares beneficially owned
	Shares	Percent
Name and address of beneficial owner (1)
Officers and Directors

Sian Bigora (2)	6,025	*
Wendy Guy (3)	5,242	*
Patrick Lin (4)	9,291	*
George Ng (5)	15,056	*
Russell Skibsted(6)	5,148	*
David Young (7)	22,241	*
Khoso Baluch (8)	3,777	*
James Neal (9)	2,270	*
Geraldine Pannu (10)	3,640	*
Justin Yorke (11)	4,092	*

Total for all Officers and Directors	76,782	2.8%

More than 5% Stockholders
The Chiliz Group (12)	305,644	11.2%
Mitchell Kopin, Daniel Asher, and Intracoastal Capital, LLC (13)	200,000	7.3%

* represents less than 1%

(1) Unless otherwise indicated, the address for each beneficial owner listed is c/o Processa Pharmaceuticals, Inc., 601 21st Street, Suite 300 Vero Beach, FL 32960.

(2) Consists of (i) 5,510 shares of common stock held directly by Dr. Bigora; (ii) 267 shares held by CorLyst; and (iii) restricted stock units representing 248 shares of common stock issuable within 60 days of April 29, 2026.

(3) Consists of (i) 4,693 shares of common stock held directly by Ms. Guy; (ii) 333 shares held by CorLyst; and (iii) restricted stock units representing 216 shares of common stock issuable within 60 days of April 29, 2026.

(4) Consists of (i) 4,725 shares of common stock held directly by Mr. Lin; (ii) 1,740 shares and warrants to purchase 2,610 shares of common stock held by Lin Family Trust Feb 4, 2024, of which Mr. Lin is a trustee and has investment and disposition power over the shares and warrants; and (iii) restricted stock units representing 216 shares of common stock issuable within 60 days of April 29, 2026.

(5) Consists of (i) 3,979 shares of common stock held directly by Mr. Ng; (ii) 800 shares of common stock held by Ng Cha Family Trust, of which Mr. Ng is a trustee and has investment and disposition power over the shares of common stock; (ii) 3,488 shares of common stock and warrants to purchase 5,232 shares of common stock held by George Ng IRRA FOB George Ng, of which Mr. Ng is a beneficiary and has investment and disposition power over the shares and warrants; and (iii) restricted stock units representing 1,557 shares of common stock issuable within 60 days of April 29, 2026.

(6) Consists of (i) 4,308 shares of common stock held directly by Mr. Skibsted and (ii) restricted stock units representing 840 shares of common stock issuable within 60 days of April 29, 2026.

(7) Consists of (i) 12,107 shares of common stock held directly by Dr. Young; (ii) warrants to purchase 7,470 shares of common stock; (iii) 757 shares held by family entities; (iv) 1,659 shares held by CorLyst, LLC (“CorLyst”) (917 shares held on behalf of entities controlled by Dr. Young and 742 shares held on behalf of other stockholders); and (v) restricted stock units for 248 shares of our common stock issuable within 60 days of April 29, 2026. Dr. Young is the Chief Executive Officer and Managing Member of CorLyst. Dr. Young disclaims beneficial ownership of a portion of CorLyst shares.

(8) Consists of (i) 2,325 shares of common stock held directly by Mr. Baluch and (ii) restricted stock units representing 1,452 shares of common stock issuable within 60 days of April 29, 2026.

(9) Consists of (i) 818 shares of common stock held directly by Mr. Neal and (ii) restricted stock units representing 1,452 shares of common stock issuable within 60 days of April 29, 2026.

(10) Consists of (i) 2,188 shares of common stock held directly by Ms. Pannu and (ii) restricted stock units representing 1,452 shares of common stock issuable within 60 days of April 29, 2026.

(11) Justin Yorke is a manager of the Richland Fund, LLC. The shares of common stock reported for Mr. Yorke include (i) 150 shares of common stock held directly by Mr. Yorke; (ii) 496 shares and warrants to purchase 744 shares of common stock held by Directed Trust Company FBO Justin Yorke IRA, of which Mr. Yorke is a beneficiary and has investment and disposition power over the shares and warrants; (iii) restricted stock units representing 1,452 shares of common stock issuable within 60 days of April 29, 2026; and (iv) the shares held by the Richland Fund, LLC which total 1,250 shares.

12) Information from Schedule 13D/A filed on February 23, 2026. The principal business address of The Chiliz Group (formally, HX Entertainment) is 179 Wembley Business Centre, Level 6, Triq D’Argens, Msida MSD 1360 Malta. The Chiliz Group is controlled by Alexandre Dreyfus, who serves as Chief Executive Officer of Chiliz Group.

(13) Information from Schedule 13G/A filed on February 13, 2026. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business office of Mr. Asher is 1011 Lake Street, Suite 311, Oak Park, Illinois 60301. The shares are issuable upon exercise of warrants held by Intracoastal.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4, and 5, and any amendment thereto) with the SEC.

Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in fiscal year 2025, except a late Form 4 were filed on April 11, 2025 for each of Sian Bigora, Wendy Guy, Patrick Lin, and David Young, related to the distribution of vested restricted stock units.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	193,013	(1)	$6.36	232,521

Equity compensation plans not approved by security holders	97		9,940	-

Total	193,110			232,521	(2)

(1)	Includes stock options to purchase 15 shares of our common stock issued under the prior equity compensation plan.
(2)	Consists of shares available for issuance under the 2019 Omnibus Incentive Plan.

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

CorLyst, LLC

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses in our consolidated statements of operations. We recorded approximately $100,000 and $110,000 in reimbursements during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, no amounts were due from CorLyst and $47 was due at December 31, 2024. Our President, Research and Development is the Chief Executive Officer of CorLyst, and CorLyst is a stockholder of the Company. As of April 29, 2026, CorLyst beneficially owns 2,259 shares of our common stock.

The Chiliz Group

The Chiliz Group (formerly known as ‘HX Entertainment Limited’) is the issuer of the Chiliz Token. On August 4, 2025, we sold 218,688 shares of our common stock to The Chiliz Group for $1.2 million in net proceeds, and on February 17, 2026, we sold them an additional 86,956 shares of our common stock for $200,000. As of April 29, 2026, The Chiliz Group owned 11.2% of our shares of common stock outstanding.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to Processa for the years ended December 31, 2025 and 2024 by Cherry Bekaert, LLP, our auditors as of October 31, 2024; and BD & Company, Inc., our auditors from January 1, 2024 to October 31, 2024:

Service Type	2025		2024

Audit Fees	$185,290	(1)	$128,750	(1)

Audit-Related Fees	-		-

Tax Fees	-		-

All Other Fees	28,678	(2)	42,461

Total	$213,968		$171,211

Audit Fees. These fees were for professional services rendered for 2025 and 2024 in connection with the audit of our annual financial statements on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q. The amounts also include fees for services that are normally provided by Cherry Bekaert, LLP and BD & Company, Inc. in connection with statutory and regulatory filings and engagements for the years identified.

All Other Fees. These fees were primarily for services related to our Registration Statements and related comfort letters in 2025 and 2024.

(1)	Audit fees incurred were billed accordingly: in 2025 – $30,100 by BD & Company, Inc. and $155,190 by Cherry Bekaert, LLP; in 2024 – $39,500 by BD & Company, Inc. and $89,250 by Cherry Bekaert, LLP.
(2)	All other fees incurred were billed accordingly: $6,628 by BD & Company, Inc. and $22,050 by Cherry Bekaert, LLP.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents were previously filed as part of the Original Filing:

(a)(1) and (2) Financial Statements and Schedules:

See Part II, Item 8, of our Annual Report on Form 10-K, which was originally filed on March 18, 2026.

(3) Exhibits

Exhibit Number	Description of the Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1 filed on September 17, 2020)
3.1.1	Amendment to Fourth Amended and Restated Certificate of Incorporation of Heatwurx, Inc. (incorporated by reference to Exhibit 3.1.1 to Form S-1 filed on September 17, 2020)
3.1.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated August 8, 2019 (incorporated by reference to Exhibit 3 to Form 10-Q filed on August 14, 2019)
3.1.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. dated June 25, 2020 (incorporated by reference to Exhibit 3.1.4 to Form S-1 filed on September 17, 2020)
3.1.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated January 1, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 6, 2022)
3.1.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 29, 2023)
3.1.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 18, 2024)
3.1.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K.A filed September 16, 2025)
3.1.8	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed December 15, 2025)
3.2	Amended and Restated Bylaws of Processa Pharmaceuticals, Inc., dated March 18, 2025 (incorporated by reference to Exhibit 3.2 to Form 1-K filed on March 20, 2025)
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-1 filed on September 17, 2020)
4.2	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 30, 2025)
4.3	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 30, 2025)
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 30, 2025)
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to Form 10-K filed March 29, 2024)
10.1+	Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-1 filed on September 17, 2020)
10.2	License Option Agreement with Sun Pharmaceuticals (incorporated by reference to Exhibit 10.2 to Form S-1 filed on September 17, 2020)
10.3	Amendment to License Agreement and Securities Purchase Agreement with Sun Pharmaceuticals (incorporated by reference to Exhibit 10.3 to Form S-1 filed on September 17, 2020)

10.4+	Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1 filed on September 17, 2020)
10.5+	Amended and Restated Processa Pharmaceuticals, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed September 22, 2025)
10.6	License Agreement with Aposense, Ltd. dated May 24, 2020 (incorporated by reference to Exhibit 10.9 to Form S-1 filed on September 17, 2020)
10.7	License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.11 to Form S-1 filed on September 17, 2020)
10.8	License Agreement with Elion Oncology, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1 filed on September 17, 2020)
10.9	Addendum No. 1 to the Aposense Ltd. License Agreement (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 25, 2021)
10.10	Sales Agreement, dated May 21, 2024, by and among Processa Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.2 to Form S-3 filed on May 21, 2024)
10.11+	Employment Agreement dated March 19, 2025 by and between George Ng and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 20, 2025)
10.12+	Employment Agreement dated March 19, 2025, by and between Russell Skibsted and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 20, 2025)
10.13+	Employment Agreement dated March 19, 2025, by and between Sian Bigora and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 20, 2025)
10.14+	Employment Agreement dated March 19, 2025, by and between Wendy Guy and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to Form 10-K filed on March 20, 2025)
10.15+	Employment Agreement dated March 19, 2025, by and between Patrick Lin and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-K filed on March 20, 2025)
10.16+	Employment Agreement dated March 19, 2025, by and between David Young and Processa Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-K filed on March 20, 2025)
10.17	Amendment No. 1 to License Agreement with Yuhan Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 30, 2025
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K filed March 20, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm, Cherry Bekaert, LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Processa Pharmaceuticals, Inc. Restatement Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 29, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan or arrangement.
*	Previously filed with Original Filing
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROCESSA PHARMACEUTICALS, INC.

By:	/s/ George Ng
George Ng
Chief Executive Officer (Principal Executive Officer)
Dated:	April 30, 2026

