Form 10-Q
period 2026-03-31
Processa Pharmaceuticals, Inc.
filed 2026-05-07
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of outstanding shares of the registrant’s common stock at May 1, 2026 was 2,750,173.

PROCESSA PHARMACEUTICALS, INC.

Part I: Financial Information

Item 1: Financial Statements

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1,691,043	$5,536,955
Prepaid expenses and other	247,363	133,919
Total Current Assets	1,938,406	5,670,874

Digital assets at fair value	1,585,356	1,145,180
Prepaid expenses	993,701	993,701
Equipment, net	3,511	3,812
Total Assets	$4,520,974	$7,813,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	840,370	1,056,796
Accrued expenses	1,139,723	1,179,457
Total Current Liabilities	1,980,093	2,236,253
Total Liabilities	1,980,093	2,236,253

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 or December 31, 2025	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 2,677,835 issued and outstanding at March 31, 2026; 2,572,114 issued and 2,571,914 outstanding at December 31, 2025	269	257
Additional paid-in capital	106,700,824	106,660,090
Treasury stock	-	(300,000)
Accumulated deficit	(104,160,212)	(100,783,033)
Total Stockholders’ Equity	2,540,881	5,577,314
Total Liabilities and Stockholders’ Equity	$4,520,974	$7,813,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2026	2025
Operating Expenses
Research and development expenses	$1,809,209	$1,588,540
General and administrative expenses	1,522,005	1,258,450

Operating Loss	(3,331,214)	(2,846,990)

Other Income (Expense)

Unrealized loss on digital assets at fair value	(59,824)	-
Interest and dividend income, net	13,859	12,585

Net Operating Loss Before Income Tax Benefit	(3,377,179)	(2,834,405)
Income Tax Benefit	-	-

Net Loss	$(3,377,179)	$(2,834,405)

Net Loss Per Common Share - Basic and Diluted	$(1.29)	$(7.58)

Weighted Average Common Shares Used to Compute
Net Loss Per Common Shares - Basic and Diluted	2,623,143	373,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2025	148,308	$15	$89,215,355	(200)	$(300,000)	$(87,219,199)	$1,696,171

Stock-based compensation	473	1	227,710	-	-	-	227,711
Shares issued in connection with capital raise, net of transaction costs	62,267	6	4,438,564	-	-	-	4,438,570
Shares withheld to pay income taxes on stock-based compensation	(72)	(1)	(1,438)	-	-	-	(1,439)
Net loss	-	-	-	-	-	(2,834,405)	(2,834,405)
Balance, March 31, 2025	210,976	$21	$93,880,191	(200)	$(300,000)	$(90,053,604)	$3,526,608

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2026	2,572,114	$257	$106,660,090	(200)	$(300,000)	$(100,783,033)	$5,577,314

Stock-based compensation	1,281	1	95,962	-	-	-	95,963
Shares issued in connection with capital raise, net of transaction costs	104,752	11	245,092	-	-	-	245,103
Shares withheld to pay income taxes on stock-based compensation	(112)	-	(320)	-	-	-	(320)
Retirement of treasury stock	(200)	-	(300,000)	200	300,000	-	-
Net loss	-	-	-	-	-	(3,377,179)	(3,377,179)
Balance, March 31, 2026	2,677,835	$269	$106,700,824	-	$-	$(104,160,212)	$2,540,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net Loss	$(3,377,179)	$(2,834,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	301	301
Non-cash lease expense for right-of-use assets	-	22,940
Unrealized loss on digital assets at fair value	59,824	-
Stock-based compensation	95,963	227,711
Net changes in operating assets and liabilities:
Prepaid expenses and other	(113,444)	129,995
Operating lease liability	-	(22,312)
Accounts payable	(216,426)	(328,320)
Due from related parties	-	(27,774)
Accrued expenses	(39,734)	102,016
Net cash used in operating activities	(3,590,695)	(2,729,848)

Cash Flows From Investing Activities
Purchase of digital assets	(500,000)	-
Net cash used in investing activities	(500,000)	-

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	245,103	4,438,570
Shares withheld to pay taxes on stock-based compensation	(320)	(1,439)
Payment of finance lease obligation	-	(1,536)
Net cash provided by financing activities	244,783	4,435,595

Net (Decrease) Increase in Cash and Cash Equivalents	(3,845,912)	1,705,747
Cash and Cash Equivalents - Beginning of Period	5,536,955	1,191,325
Cash and Cash Equivalents - End of Period	$1,691,043	$2,897,072

Supplemental Cash Flow Information:
Cash paid for interest	$5,162	$1,880
Cash paid for income taxes	$-	$-

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

Accordingly, they do not include all the information and disclosures required by U.S. GAAP for complete financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Liquidity

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred losses since inception. We are currently devoting substantially all of our efforts toward research and development of our NGC drug product candidates, including conducting a clinical trial and providing general and administrative support for these operations. We have an accumulated deficit of $104.2 million at March 31, 2026. During the three months ended March 31, 2026, we generated a net loss of $3.4 million and used $3.6 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future.

We have financed our operations primarily through equity issuances, including a private offering on February 17, 2026 where we sold 86,956 shares of our common stock to an accredited investor in a private placement transaction for $200,000. On March 31, 2026, certain directors, officers, and employees purchased 17,796 shares of common stock for approximately $45,000. They also purchased 22,008 shares of common stock for approximately $62,000 during the month ended April 30, 2026. In April 2026, we also sold 50,330 shares of common stock under our ATM Offering for approximately $157,000 in net proceeds. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

At March 31, 2026, we had cash and cash equivalents totaling $1.7 million. Together with the $219,000 we raised in April 2026, we believe we will need to raise additional capital in the second quarter of 2026 based on our current business plans. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

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

Digital Assets

Our digital assets consist of Chiliz (CHZ) tokens and we have accounted for it in accordance with ASC 350-60, Intangibles – Goodwill and Other – Crypto Assets (“ASC 350-60”). We initially recorded the digital assets at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gain or losses in the consolidated statement of operations. We will recognize any realized gains or losses in the consolidated statement of operations based on the fair value of the digital assets on the date of sale or derecognition.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. At March 31, 2026 and December 31, 2025, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

Under ASC 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year-to-date ordinary operating tax basis loss before income taxes. Based on the projection, no current income tax benefit or expense is expected for 2026 and the foreseeable future since we expect to generate taxable net operating losses.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Total cash held by our banks at March 31, 2026 exceeded FDIC limits.

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

Note 2 – Stockholders’ Equity

Common Stock

During the three months ended March 31, 2026, we issued the following shares of common stock.

●	On January 1, 2026, we issued 1,169 shares of common stock to certain employees, net of 112 shares of common stock withheld for income and FICA taxes owed upon the distribution of the shares.

●	On February 17, 2026 where we sold 86,956 shares of our common stock to an accredited investor in a private placement transaction for $200,000.

●	On March 31, 2026, we sold 17,796 shares of common stock to certain directors, officers, and employees for approximately $45,000.

Treasury Stock

On February 15, 2026, the Board approved the retirement of the 200 shares held in treasury stock.

Note 3 - Stock-based Compensation

On June 19, 2019, our stockholders approved, and we adopted, the Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan provides for the aggregate issuance of 432,000 shares of our common stock. At March 31, 2026, we have 232,721 shares available for future grants.

Stock Compensation Expense

We recorded stock-based compensation expense for the three months ended March 31, 2026 and 2025 as follows:

	2026	2025
Research and development	$17,144	$46,720
General and administrative	78,819	180,991
Total	$95,963	$227,711

Stock Options

The following table summarizes our stock option activity during the three months ended March 31, 2026:

	Total options Outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2026	136,372	$13.43
Options granted	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2026	136,372	13.43	9.5
Exercisable as of March 31, 2026	712	1,615.67	1.2

No forfeiture rate was applied to these stock options. The aggregate intrinsic value of outstanding options was $0 at both March 31, 2026 and 2025. No stock options were exercised during the three months ended March 31, 2026 or 2025. At March 31, 2026, unrecognized stock-based compensation expense for stock options of $570,000 is expected to be fully recognized over a weighted average period of 2.5 years.

Restricted Stock Units

Activity with respect to our Restricted Stock Units (“RSUs”) during the three months ended March 31, 2026 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2026	56,641	$31.02
Granted	-	-
Forfeited	(312)	201.72
Distributed	(1,169)	550.00
Outstanding at March 31, 2026	55,160	19.06
Vested and unissued	(9,427)	83.17

Unvested at March 31, 2026	45,733	$5.85

At March 31, 2026, unrecognized stock-based compensation expense of approximately $217,000 for RSUs is expected to be fully recognized over a weighted average period of 2.5 years. The unrecognized expense excludes approximately $12,000 of expense related to certain grants of RSUs with performance milestones that are not probable of occurring at this time.

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

Warrants

During the three months ended March 31, 2026, no warrants expired and we did not grant any warrants. We did not have any unrecognized stock-based compensation expense related to our 1,437,131 outstanding stock purchase warrants at March 31, 2026.

Note 4 – Net Loss per Share of Common Stock

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss available to common stockholders by the weighted average number of shares of common stock outstanding (which includes vested RSUs and unexercised pre-funded warrants) during the period. Diluted loss per share is computed by dividing our net loss available to common stockholders by the diluted weighted average number of shares of common stock (which includes the potentially dilutive effect of stock options, unvested RSUs and warrants) during the period. Since we experienced a net loss for both periods presented, basic and diluted net loss per share are the same. As such, diluted loss per share for the three months ended March 31, 2026 and 2025 excludes the impact of potentially dilutive common shares since those shares would have an anti-dilutive effect on net loss per share.

We issued 280,788 Pre-Funded Warrants with such Pre-Funded Warrants being immediately exercisable, having an exercise price of $0.0001 per share that expire when fully exercised. The Pre-Funded Warrants were determined to be equity-classified in accordance with ASC 480 and ASC 815. At March 31, 2025, 259,760 of these prefunded warrants were unexercised. Pursuant to the guidance of ASC 260-10, we concluded that because the equity-classified Pre-Funded Warrants were immediately exercisable for little or no cash consideration due to the non-substantive stated exercise price, all the necessary conditions for issuance of the underlying common shares had been met when the Pre-Funded Warrants were issued. Therefore, the underlying common shares have been included in the denominator for both the calculation of basic and dilutive net loss per common share for the three months ended March 31, 2025.

The computation of net loss per share for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
	2026	2025
Basic and diluted net loss per share:
Net loss available to common stockholders	$(3,377,179)	$(2,834,405)
Weighted average number of common shares-basic and diluted	2,623,143	373,967

Basic and diluted net loss per share	$(1.29)	$(7.58)

	2026	2025
Weighted-average number of common shares outstanding – basic and diluted	2,572,114	176,223
Pre-Funded Warrants considered issued for EPS purposes	-	190,312
Weighted-average number of vested RSUs– basic and diluted	51,029	7,432
Weighted-average number of common shares-basic and diluted	2,623,143	373,967

We have excluded the following potentially dilutive securities from the calculation of diluted net loss per share since they would have had an anti-dilutive effect:

	March 31,
	2026	2025
Stock options	136,372	112
Restricted stock units (unvested)	45,733	7,653
Warrants for common stock	1,437,131	71,037
Total	1,619,236	78,802

Note 5 – Digital Assets

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

The following table sets forth the number of tokens, cost basis and fair value of digital assets held, as shown on the consolidated balance sheet as of March 31, 2026:

	Tokens	Cost basis	Fair value
CHZ	37,517,000	$1,350,000	$1,585,356

The following table represents a reconciliation of our assets and (liabilities) related to our digital assets during the three months ended March 31, 2026:

Three months ended March 31, 2026
Fair Value, January 1, 2026	$1,145,180
Purchases made with cash and cash equivalents	500,000
Unrealized loss	(59,824)
Fair Value, March 31, 2026	$1,585,356

On January 12, 2026, we purchased 10,416,000 CHZ tokens for $500,000. As of May 1, 2026, we own 37,517,000 CHZ tokens, which had a fair value of $1.6 million as of such date.

Note 6 – Related Party Transactions

CorLyst, LLC

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll, health insurance and rent based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses being reimbursed in our condensed consolidated statement of operations. Included in our general and administrative expenses is approximately $17,000 and $29,000 of reimbursements from CorLyst during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2025, we included $27,774 due from CorLyst as a current asset in Prepaid and Other. No amounts were due at March 31, 2026. Our President, Research and Development is the CEO of CorLyst, and CorLyst is a stockholder.

The Chiliz Group

The Chiliz Group (formerly known as ‘HX Entertainment Limited’) is the issuer of the Chiliz Token. In prior periods, they have purchased 305,644 shares of our common stock for a cumulative $1.4 million in net proceeds. At March 31, 2026, The Chiliz Group owned 11.4% of shares of our common stock outstanding.

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Preclinical, clinical trial and other costs	$1,423,041	$1,197,035
Research and development personnel expense(1)	386,168	391,505
General and administrative personnel expense(2)	676,382	673,779
Administrative and facilities expense(3)	845,623	584,671
Other income, net(4)	45,965	(12,585)
Total	$3,377,179	$2,834,405

(1)	Research and development personnel costs include employee stock-based compensation expense of $17,144 and $46,720 for the three months ended March 31, 2026 and 2025, respectively.
(2)	General and administrative personnel costs include employee stock-based compensation expense of $52,387 and $122,655 for the three months ended March 31, 2026 and 2025, respectively, and are net of reimbursements received from CorLyst, LLC.
(3)	Administrative & facilities expense primarily consists of facilities expenses, office expenses, legal costs, insurance, consulting, travel, and other administrative costs.
(4)	Other income, net consists of interest and dividend income, unrealized loss on our digital asset, and other miscellaneous income.

Note 8 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations (CROs) and subcontractors to further develop our products. The contracts are cancelable, with varying provisions regarding termination. If we terminated a cancelable contract with a specific vendor, we would only be obligated for products or services that we received at the effective date of the termination and any applicable cancellation fees. At March 31, 2026, we are contractually obligated to pay up to $11.2 million of future services under the agreements with the CROs. Our actual contractual obligations will also vary depending on the progress and results of the remaining clinical trials.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our limited cash and history of losses; our ability to achieve profitability; our ability to obtain adequate financing to fund our business operations in the future; our ability to secure required FDA or other governmental approvals for our product candidates and the breadth of the indication sought; the impact of competitive or alternative products, technologies and pricing; whether we are successful in developing and commercializing our technology, including through licensing; the adequacy of protections afforded to us and/or our licensors by the anticipated patents that we own or license and the cost to us of maintaining, enforcing and defending those patents; our and our licensors’ ability to protect non-patented intellectual property rights; our exposure to and ability to defend third-party claims and challenges to our and our licensors’ anticipated patents and other intellectual property rights; our ability to remain listed on the Nasdaq Capital Market; and our ability to continue as a going concern. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

Our Drug Pipeline

Recent Developments

In 2025, we continued our Phase 2 trial of NGC-Cap in advanced or metastatic breast cancer patients. We have enrolled and dosed the 20 patients required for the planned first interim analysis, which is expected to be completed in the first half of 2026.

Fundraising

On February 17, 2026 where we sold 86,956 shares of our common stock to an accredited investor in a private placement transaction for $200,000. On March 31, 2026, certain directors, officers, and employees purchased 17,796 shares of common stock for approximately $45,000. They also purchased 22,008 shares of common stock for approximately $62,000 during the month ended April 30, 2026. In April 2026, we also sold 50,330 shares of common stock under our ATM Offering for approximately $157,000 in net proceeds. We plan to use the net proceeds from these raises for continued research and development for NGC-Cap, and for working capital and general corporate purposes.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our net loss during the periods indicated:

	Three months ended March 31,
	2026	2025	Change
Operating Expenses
Research and development costs	$1,809,209	$1,588,540	$220,669
General and administrative expenses	1,522,005	1,258,450	263,555

Operating Loss	(3,331,214)	(2,846,990)

Other Income (Expense)
Unrealized loss on digital assets at fair value	(59,824)	-	(59,824)
Interest and dividend income, net	13,859	12,585	1,274

Net Loss	$(3,377,179)	$(2,834,405)	(542,774)

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

During the three months ended March 31, 2026, our research and development expenses increased by approximately $221,000 to $1.8 million from $1.6 million for the three months ended March 31, 2025. Costs for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
Research and development salaries and benefits	$386,168	$391,505
Preclinical, clinical trial and other costs	1,423,041	1,197,035
Total	$1,809,209	$1,588,540

The increase in research and development expenses was primarily due to an increase in professional fees as we utilized more consultants for our Phase 2 clinical trial for NGC-Cap during the three months ended March 31, 2026 when compared to the same period in 2025. The increase was offset by decreases in employee stock-based compensation because of fewer outstanding equity grants, and in testing and related expenses as the R&D team are performing their interim analysis for the NGC-Cap Phase 2 trial.

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

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2026 increased by approximately $264,000 to $1.5 million from $1.3 million for the three months ended March 31, 2025. This increase was due primarily to increases in professional fees of approximately $226,000; insurance expense of approximately $85,000; salaries and payroll-related expenses of $60,000; and travel-related expenses of approximately $33,000. The increases were offset by decreases in franchise tax expense of $35,000; office and other miscellaneous expenses of $26,000; rent expense of $22,000; and employee stock-based expenses of $70,000. We received approximately $13,000 less in reimbursements from CorLyst during the three months ended March 31, 2026 when compared to the same period in 2025.

Other Income

Other income represents interest income of approximately $14,000 and an unrealized loss on our digital assets of $60,000 for the three months ended March 31, 2026; and interest income of approximately $13,000 for the three months ended March 31, 2025.

Income Tax Benefit

We did not recognize any income tax benefit for the three months ended March 31, 2026 or 2025.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(3,590,695)	$(2,729,848)
Investing activities	(500,000)
Financing activities	244,783	4,435,595
Net (decrease) increase in cash	$(3,845,912)	$1,705,747

Net cash used in operating activities

We used net cash in our operating activities of $3.6 million and $2.7 million during the three months ended March 31, 2026 and 2025, respectively. The increase in cash used in operating activities during the first quarter of 2026 compared to the same period in 2025 of approximately $861,000 was primarily related to the increased professional/consulting fees, insurance, and travel related expenses incurred, as well as a paydown in our accounts payable.

As we continue our development of NGC-Cap and evaluate the other NGC drugs in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. As we continue our Phase 2 clinical trial for NGC-Cap in 2026, we anticipate our clinical trial costs will increase when compared to prior periods since activities in 2025 were primarily related to the completion of our Phase 1B trial and setup of our Phase 2 trial for NGC-Cap.

Net cash used in investing activities

We used $500,000 in investing activities to purchase additional digital assets during the three months ended March 31, 2026. We did not use any cash in investing activities during the same period in 2025.

Net cash provided by financing activities

During the three months ended March 31, 2026, we sold 104,752 shares of our common stock to an accredited investor, and certain directors, officers, and employees for cumulative net proceeds of $245,000. We also used cash classified as financing activities of $320 to pay income taxes owed on stock-based compensation.

During the three months ended March 31, 2025, we sold 41,239 shares of our common stock, pre-funded warrants to purchase up to 280,788 shares of our common stock, and accompanying Series A Warrants to purchase up to 322,027 shares of our common stock and Series B Warrants to purchase up to 161,014 shares of our common stock for net proceeds of $4.4 million. We also used cash classified as financing activities of $1,439 to pay income taxes owed on stock-based compensation, and $1,536 for payments owed under a financing lease obligation.

Liquidity

At March 31, 2026, we had cash and cash equivalents totaling $1.7 million. Together with the $219,000 we raised in April 2026, we believe we will need to raise additional capital in the second quarter of 2026 based on our current business plans. However, absent additional funding, our current cash and cash equivalents will not be sufficient to fund our planned operations for a period of one year or more after the date that these condensed consolidated financial statements were available to be issued based on the timing and amount of our projected net loss from continuing operations and the related amount of cash to be used in operating activities during that period of time. Our ability to execute our longer-term operating plans, including future preclinical studies and clinical trials for our portfolio of drugs depend on our ability to obtain additional funding from the sale of equity and/or debt securities, a strategic transaction or other funding transactions.

We have incurred losses since inception, currently devoting substantially all our efforts toward research and development of our next generation chemotherapy drug product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $104.2 million at March 31, 2026. During the three months ended March 31, 2026, we generated a net loss of $3.4 million and used $3.6 million in net cash for operating activities from continuing operations. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

On February 17, 2026 where we sold 86,956 shares of our common stock to an accredited investor in a private placement transaction for $200,000. On March 31, 2026, certain directors, officers, and employees purchased 17,796 shares of common stock for approximately $45,000. They also purchased 22,008 shares of common stock for approximately $62,000 during the month ended April 30, 2026. In April 2026, we also sold 50,330 shares of common stock under our ATM Offering for approximately $157,000 in net proceeds. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

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

Contractual Obligations and Commitments

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Off Balance Sheet Arrangements

At March 31, 2026, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

At March 31, 2026, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2026 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2026, we sold 86,956 shares of common stock to The Chiliz Group for $200,000. We also sold 17,796 shares of common stock to certain directors, officers, and employees for $45,000. The shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of the Securities Act, Rule 701 promulgated under the Securities Act or Regulation D promulgated under the Securities Act, relating to transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: May 7, 2026

By:	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 7, 2026

