Form 10-Q
period 2026-06-30
Processa Pharmaceuticals, Inc.
filed 2026-08-14
CIK 1533743

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of outstanding shares of the registrant’s common stock at August 7, 2026 was 2,793,386.

PROCESSA PHARMACEUTICALS, INC.

Part I: Financial Information

Item 1: Financial Statements

Processa Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$196,325	$5,536,955
Prepaid expenses and other	1,398,024	133,919
Digital assets at fair value	472,003	-
Total Current Assets	2,066,352	5,670,874

Digital assets at fair value	-	1,145,180
Prepaid expenses	-	993,701
Equipment, net	3,210	3,812
Total Assets	$2,069,562	$7,813,567

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$1,659,438	$1,056,796
Accrued expenses	727,465	1,179,457
Total Current Liabilities	2,386,903	2,236,253
Total Liabilities	2,386,903	2,236,253

Commitments and Contingencies	-	-

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 or December 31, 2025	-	-
Common stock, par value $0.0001, 1,000,000,000 shares authorized; 2,793,386 issued and outstanding at June 30, 2026; 2,572,114 issued and 2,571,914 outstanding at December 31, 2025	279	257
Additional paid-in capital	107,108,086	106,660,090
Treasury stock	-	(300,000)
Accumulated deficit	(107,425,706)	(100,783,033)
Total Stockholders’ (Deficit) Equity	(317,341)	5,577,314
Total Liabilities and Stockholders’ (Deficit) Equity	$2,069,562	$7,813,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses
Research and development expenses	$649,877	$2,447,286	$2,459,041	$4,035,767
General and administrative expenses	1,686,261	1,503,497	3,208,311	2,762,006

Operating Loss	(2,336,138)	(3,950,783)	(5,667,352)	(6,797,773)

Other Income (Expense), net
Unrealized loss on digital assets	(768,348)	-	(828,172)	-
Realized loss on digital assets	(159,005)	-	(159,005)	-
Other income	-	8,003	-	8,006
Interest (expense) income, net	(2,003)	8,862	11,856	21,444
	(929,356)	16,865	(975,321)	29,450

Net Loss	$(3,265,494)	$(3,933,918)	$(6,642,673)	$(6,768,323)

Net Loss per Common Share - Basic and Diluted	$(1.19)	$(6.26)	$(2.47)	$(13.48)

Weighted Average Common Shares Used to Compute Net Loss Applicable to Common Shares - Basic and Diluted	2,750,742	628,796	2,687,295	502,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2025	148,308	$15	$89,215,355	(200)	$(300,000)	$(87,219,199)	$1,696,171
Stock-based compensation	473	1	227,710	-	-	-	227,711
Shares issued in connection with capital raise, net	62,267	6	4,438,564	-	-	-	4,438,570
Shares withheld to pay income taxes on stock-based compensation	(72)	(1)	(1,438)	-	-	-	(1,439)
Net loss	-	-	-	-	-	(2,834,405)	(2,834,405)
Balance, March 31, 2025	210,976	21	93,880,191	(200)	(300,000)	(90,053,604)	3,526,608
Stock-based compensation	5,741	1	203,250	-	-	-	203,251
Shares issued in connection with capital raise, net	1,395,760	140	6,320,092	-	-	-	6,320,232
Shares withheld to pay income taxes on stock-based compensation	(887)	-	(8,965)	-	-	-	(8,965)
Net loss	-	-	-	-	-	(3,933,918)	(3,933,918)
Balance, June 30, 2025	1,611,590	$162	$100,394,568	(200)	$(300,000)	$(93,987,522)	$6,107,208

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 1, 2026	2,572,114	$257	$106,660,090	(200)	$(300,000)	$(100,783,033)	$5,577,314
Stock-based compensation	1,281	1	95,962	-	-	-	95,963
Shares issued in connection with capital raise, net	86,956	9	199,991	-	-	-	200,000
Shares sold to officers, directors, and employees	17,796	2	45,101	-	-	-	45,103
Shares withheld to pay income taxes on stock-based compensation	(112)	-	(320)	-	-	-	(320)
Retirement of treasury stock	(200)	-	(300,000)	200	300,000	-	-
Net loss	-	-	-	-	-	(3,377,179)	(3,377,179)
Balance, March 31, 2026	2,677,835	269	106,700,824	-	-	(104,160,212)	2,540,881
Stock-based compensation	812	-	92,105	-	-	-	92,105
Shares sold to officers and employees	64,409	5	162,218	-	-	-	162,223
Shares issued in connection with capital raise, net	50,330	5	152,939	-	-	-	152,944
Net loss	-	-	-	-	-	(3,265,494)	(3,265,494)
Balance, June 30, 2026	2,793,386	$279	$107,108,086	-	$-	$(107,425,706)	$(317,341)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net Loss	$(6,642,673)	$(6,768,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	602	602
Non-cash lease expense for right-of-use assets	-	46,359
Unrealized loss on digital assets at fair value	828,172	-
Realized loss on sale of digital assets	159,005	-
Stock-based compensation	188,068	430,962
Net changes in operating assets and liabilities:
Prepaid expenses and other	(270,404)	745,834
Operating lease liability	-	(45,073)
Accounts payable	602,642	(95,126)
Accrued expenses	(451,992)	684,512
Net cash used in operating activities	(5,586,580)	(5,000,253)

Cash Flows From Investing Activities
Purchase of digital assets	(500,000)	-
Cash received from sale of digital assets	186,000	-
Net cash used in investing activities	(314,000)	-

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	560,270	10,758,802
Shares withheld to pay taxes on stock-based compensation	(320)	(10,404)
Payment of finance lease obligation	-	(2,850)
Net cash provided by financing activities	559,950	10,745,548

Net (Decrease) Increase in Cash and Cash Equivalents	(5,340,630)	5,745,295
Cash and Cash Equivalents - Beginning of Period	5,536,955	1,191,325
Cash and Cash Equivalents - End of Period	$196,325	$6,936,620

Supplemental Cash Flow Information:
Cash paid for interest	$10,325	$1,880
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Processa Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

On July 28, 2026, Processa Pharmaceuticals, Inc. (the “Company,” “we,” “us,” and “our”) acquired Vidya Therapeutics, Inc. (“Vidya”) pursuant to the terms of an Agreement and Plan of Merger, dated as of July 28, 2026 (such agreement, the “Merger Agreement” and the transaction consummated via Merger Agreement, the “Vidya Acquisition”) by and among our company, Venus Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Venus Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, and Vidya (see Note 9). The accompanying unaudited condensed financial statements do not give effect to our acquisition of Vidya.

The Vidya Acquisition brought into our pipeline Vidya’s lead asset, VT-7208, an orally available, covalently binding, irreversible, CNS-penetrant Bruton’s tyrosine kinase inhibitor (“BTKi”) rationally designed to optimize for selectivity, potency, and tolerability. In connection with the Vidya Acquisition, we received $200 million in gross proceeds from a private placement financing of shares of our non-voting convertible preferred stock. We intend to use the net proceeds of $183.3 million from the private placement to fund operations into the second half of 2029 and through key clinical milestones, including top-line data from Phase 2 proof-of-concept studies for food allergy, chronic spontaneous urticaria (“CSU”), and relapsing multiple sclerosis (“RMS”).

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

Liquidity

As of June 30, 2026 our net assets were not sufficient to fund our future operations. However, on July 30, 2026 we closed a private placement, as described in Note 9, for gross proceeds of $200 million from which we received net proceeds of $183.3 million. Management believes that with these funds our liquid assets are sufficient to meet obligations for at least one year from the issuance date of these financial statements.

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

Digital Assets

Our digital assets consist of Chiliz (CHZ) tokens and we have accounted for it in accordance with ASC 350-60, Intangibles – Goodwill and Other – Crypto Assets (“ASC 350-60”). We initially recorded the digital assets at cost and have subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gain or losses in the condensed consolidated statement of operations. During the six months ended June 30, 2026, we sold 11,000,000 CHZ coins for $186,000 and recognized a realized loss of $159,005 related to the sale. We will continue to recognize any realized gains or losses in the consolidated statement of operations based on the fair value of the digital assets on the date of sale or derecognition.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. At June 30, 2026 and December 31, 2025, we recorded a valuation allowance equal to the full recorded amount of our net deferred tax assets since it is more-likely-than-not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

Under ASC 740-270 Income Taxes – Interim Reporting, we are required to project our annual federal and state effective income tax rate and apply it to the year-to-date ordinary operating tax basis loss before income taxes. Based on the projection, no current income tax benefit or expense is expected for 2026 and the foreseeable future since we expect to generate taxable net operating losses.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of our cash and cash equivalents. We utilize only well-established banks and financial institutions with high credit ratings. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. While total cash held by our banks at June 30, 2026 did not exceed FDIC limits, recent private placement net proceeds of $183.3 million (see Note 9) have caused cash balances to exceed FDIC limits.

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

Note 2 – Stockholders’ Equity

Common Stock

During the six months ended June 30, 2026, we issued the following shares of common stock:

●	On January 1, 2026, we issued 1,169 shares of common stock to certain employees, net of 112 shares of common stock withheld for income and FICA taxes owed upon the distribution of the shares;

●	On February 17, 2026, we sold 86,956 shares of our common stock to an accredited investor in a private placement transaction for $200,000;

●	We sold 82,205 shares of common stock to certain directors, officers, and employees for approximately $207,000 during the six months ended June 30, 2026;

●	In April 2026, we sold 50,330 shares of common stock under our ATM Offering for approximately $153,000 in net proceeds; and
●	On June 26, 2026, we issued 812 shares of common stock to our directors for restricted stock units that reached the distribution requirement.

Treasury Stock

On February 15, 2026, the Board of Directors (the “Board”) approved the retirement of the 200 shares held in treasury stock.

Note 3 - Stock-based Compensation

On June 19, 2019, our stockholders approved, and we adopted, the Processa Pharmaceuticals Inc. 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows us, under the direction of our Board or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan provides for the aggregate issuance of 432,000 shares of our common stock. At June 30, 2026, we had 232,721 shares available for future grants, which were all granted to employees and directors on July 26, 2026.

Stock Compensation Expense

We recorded stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$17,145	$8,613	$34,289	$55,333
General and administrative	74,960	194,638	153,779	375,629
Total	$92,105	$203,251	$188,068	$430,962

Stock Options

The following table summarizes our stock option activity during the six months ended June 30, 2026:

	Total options Outstanding	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of January 1, 2026	136,372	$13.43
Options granted	-	-
Forfeited or expired	-	-
Outstanding as of June 30, 2026	136,372	13.43	9.2
Exercisable as of June 30, 2026	712	$1,615.67	1.0

No forfeiture rate was applied to these stock options. The aggregate intrinsic value of outstanding options was $0 at both June 30, 2026 and 2025. No stock options were exercised during the six months ended June 30, 2026 or 2025. At June 30, 2026, unrecognized stock-based compensation expense for stock options of $514,000 is expected to be fully recognized over a weighted average period of 2.3 years.

Restricted Stock Units

Activity with respect to our Restricted Stock Units (“RSUs”) during the six months ended June 30, 2026 was as follows:

	Number of shares	Weighted- average grant-date fair value per share
Outstanding at January 1, 2026	56,641	$31.02
Granted	-	-
Forfeited	(312)	201.72
Distributed	(1,981)	429.70
Outstanding at June 30, 2026	54,348	15.52
Vested and unissued	(8,738)	67.73

Unvested at June 30, 2026	45,610	$5.51

At June 30, 2026, unrecognized stock-based compensation expense of approximately $182,000 for RSUs is expected to be fully recognized over a weighted average period of 2.3 years. The unrecognized expense excludes approximately $12,000 of expense related to certain grants of RSUs with performance milestones that are not probable of occurring at this time. On July 26, 2026, we granted RSUs that represent 232,721 shares of common stock to our employees and directors with a grant date fair value of $2.60. The RSUs vested immediately and the shares of common stock will be distributed within six months of the grant date.

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

Warrants

During the six months ended June 30, 2026, 6,324 warrants expired and we did not grant any warrants and no warrants were exercised. We did not have any unrecognized stock-based compensation expense related to the 1,430,807 outstanding stock purchase warrants at June 30, 2026. The outstanding stock purchase warrants have a weighted average exercise price of $14.53 and expire between January 18, 2027 and July 18, 2030.

Note 4 – Net Loss per Share of Common Stock

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss available to common stockholders by the weighted average number of shares of common stock outstanding (which includes vested RSUs) during the period. Diluted loss per share is computed by dividing our net loss available to common stockholders by the diluted weighted average number of shares of common stock (which includes the potentially dilutive effect of stock options, unvested RSUs and warrants) during the period. Since we experienced a net loss for both periods presented, basic and diluted net loss per share is the same. As such, diluted loss per share for the six months ended June 30, 2026 and 2025 excludes the impact of potentially dilutive common shares since those shares would have an anti-dilutive effect on net loss per share.

The computation of net loss per share for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted net loss per share:
Net loss available to common stockholders	$(3,265,494)	$(3,933,918)	$(6,642,673)	$(6,768,323)
Weighted average number of common shares-basic and diluted	2,750,742	628,796	2,687,295	502,085

Basic and diluted net loss per share	$(1.19)	$(6.26)	$(2.47)	$(13.48)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average number of common shares outstanding – basic and diluted	2,740,070	621,815	2,676,685	494,880
Weighted-average number of vested RSUs– basic and diluted	10,672	6,981	10,610	7,205
Weighted-average number of common shares-basic and diluted	2,750,742	628,796	2,687,295	502,085

We have excluded the following potentially dilutive securities from the calculation of diluted net loss per share since they would have had an anti-dilutive effect:

	June 30,
	2026	2025
Stock options	136,372	112
Restricted stock units (unvested)	45,610	2,056
Warrants for common stock	1,430,807	1,219,832
Total	1,612,789	1,222,000

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

The following table sets forth the number of tokens, cost basis and fair value of digital assets held, as shown on the condensed consolidated balance sheet as of June 30, 2026:

	Number of Tokens	Cost basis	Fair value
CHZ tokens	26,517,000	$1,004,994	$472,003

The following table represents a reconciliation of our assets and (liabilities) related to our digital assets during the six months ended June 30, 2026:

Six months ended June 30, 2026
Fair Value, January 1, 2026	$1,145,180
Purchases of 10,416,000 CHZ tokens	500,000
Cash received on sale of 11,000,000 CHZ tokens	(186,000)
Realized loss on sale	(159,005)
Unrealized loss	(828,172)
Fair Value, June 30, 2026	$472,003

Note 6 – Related Party Transactions

CorLyst, LLC

CorLyst, LLC (“CorLyst”) reimburses us for shared costs related to payroll and health insurance (and rent during the three and six months ended June 30, 2025) based on actual costs incurred, which are recognized as a reduction of our general and administrative operating expenses in our condensed consolidated statements of operations. Included in our general and administrative expenses is approximately $34,000 and $31,000 of reimbursements from CorLyst during the three months ended June 30, 2026 and 2025, respectively, and $50,000 and $60,000 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2025, we included $29,000 due from CorLyst as a current asset in Prepaid and Other. No amounts were due at June 30, 2026. Our President, Research and Development is the CEO of CorLyst, and CorLyst is a stockholder.

The Chiliz Group

The Chiliz Group (formerly known as ‘HX Entertainment Limited’) is the issuer of the Chiliz Token. In prior periods, they have purchased 305,644 shares of our common stock for a cumulative $1.4 million in net proceeds. At June 30, 2026, the Chiliz Group owned 10.9% of shares of our common stock outstanding.

Note 7 – Segment Reporting

We manage our operations as a single segment, focused on advancing the clinical-stage BTK inhibitor program and evaluating our legacy pharmaceutical assets. As our chief operating decision maker (CODM), our CEO manages and allocates resources at a consolidated level. He assesses performance, monitors budget versus actual results, and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations and comprehensive loss as consolidated net loss.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Preclinical, clinical trial and other costs	$326,117	$2,142,229	$1,749,158	$3,339,263
Research and development personnel expense(1)	323,760	305,057	709,883	696,504
General and administrative personnel expense(2)	585,743	628,330	1,262,170	1,302,167
Administrative and facilities expense(3)	1,100,518	875,167	1,946,141	1,459,839
Other expense, net(4)	929,356	(16,865)	975,321	(29,450)
Total	$3,265,494	$3,933,918	$6,642,673	$6,768,323

(1)	Research and development personnel costs include employee stock-based compensation expense of $17,145 and $8,613 for the three months ended June 30, 2026 and 2025, respectively, and $34,289 and $55,333 for the six months ended June 30, 2026 and 2025, respectively.
(2)	General and administrative personnel costs include employee stock-based compensation expense of $48,528 and $122,655 for the three months ended June 30, 2026 and 2025, respectively, and $100,915 and $245,310 for the six months ended June 30, 2026 and 2025, respectively, and are net of reimbursements received from CorLyst, LLC.
(3)	Administrative & facilities expense primarily consists of facilities expenses, office expenses, legal costs, insurance, consulting, travel, and other administrative costs.
(4)	Other income, net consists of interest and dividend income, realized and unrealized loss on our digital asset, and other miscellaneous income.

Note 8 – Commitments and Contingencies

Purchase Obligations

We enter into contracts in the normal course of business with contract research organizations (CROs) and subcontractors to further develop our products. The contracts are cancelable, with varying provisions regarding termination. If we terminated a cancelable contract with a specific vendor, we would only be obligated for products or services that we received at the effective date of the termination and any applicable cancellation fees. At June 30, 2026, we are contractually obligated to pay up to $10.3 million of future services under the agreements with the CROs. However, following the termination of our license agreement with Elion (see Note 9), we will be closing our ongoing NGC-Cap (also known as PCS6422 + Capecitabine) Phase 2 trial and expect the costs to wind down the trial to be $1 million over the next six months. Actual costs to wind down the trial could exceed these estimates.

Note 9 – Subsequent Events

Acquisition of Vidya Therapeutics, Inc. and Concurrent Private Placement

On July 28, 2026, we acquired Vidya pursuant to the Merger Agreement. Under the terms of the Merger Agreement, we issued to the stockholders of Vidya an aggregate of (i) 558,398 shares of our common stock issuable upon exercise of the Vidya Assumed Options (as defined below) and (ii) 142,744.100 shares of Series A Preferred Stock (or 142,744,100 shares of our common stock on an as-converted basis and without giving effect to any beneficial ownership limitations). The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation. Further, pursuant to the terms of the Merger Agreement, each option to purchase Vidya common stock was assumed by us (the “Vidya Assumed Options”) and converted into an option to purchase our common stock, which options are subject to exercise restrictions prior to obtaining the approval of the Stockholder Matters.

Concurrently with the Vidya Acquisition, on July 28, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a $200 million private placement financing, pursuant to which we agreed to sell an aggregate of 163,774.679 shares of Series A Preferred Stock (or 163,774,679 shares of our common stock on an as-converted basis and without giving effect to any beneficial ownership limitations) at a price of $1,221.19 per share (or $1.22119 per share on an as-converted basis) (collectively, the “2026 Private Placement”). The 2026 Private Placement closed on July 30, 2026.

Pursuant to the Merger Agreement and the Purchase Agreement we agreed to hold a stockholders’ meeting to submit certain matters to our stockholders for their consideration including: (i) the approval in accordance with applicable rules of the Nasdaq Stock Market, LLC (the “Nasdaq”) of the conversion of the Series A Preferred Stock issued pursuant to the Merger Agreement and the Purchase Agreement into shares of our common stock (the “Preferred Stock Conversion Proposal”), (ii) the approval of a 2026 Equity Incentive Plan, subject to approval by the Board, (iii) the approval of a 2026 Employee Stock Purchase Plan, and (iv) to the extent deemed necessary or advisable by the Company and/or Vidya, approval of an amendment to the Company’s certificate of incorporation to effect a reverse stock split (the matters contemplated in items (i) through (iv) collectively, the “Stockholder Matters”).

Subject to the receipt of stockholder approval of the Stockholder Matters, each share of Series A Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain beneficial ownership limitations established by each holder. As a result of the acquisition and private placement transactions, our equity holders immediately prior to the Vidya Acquisition owned approximately 1.0% of our common stock, equity holders of Vidya immediately prior to the Vidya Acquisition owned approximately 46.0% of our common stock and investors in the 2026 Private Placement owned approximately 53.0% of our common stock, in each case, calculated on a fully-diluted basis (without giving effect to any beneficial ownership limitations and assuming the conversion in full of the Series A Preferred Stock) and based on our and Vidya’s implied equity values.

Amendments to our Articles of Incorporation - Series A Non-Voting Convertible Preferred Stock

In connection with the Merger Agreement, on July 28, 2026, we filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock with the Secretary of State of the State of Delaware , as adopted by the Board. The Certificate of Designation provided for the creation of our Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of our common stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by the General Corporation Law of the State of Delaware, the Series A Preferred Stock shall have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock: (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (ii) issue additional shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (iii) prior to the Automatic Conversion, consummate either: (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation with or into another Person or any stock sale to, or other business combination (including, without limitation, a reorganization, recapitalization, spin-off, share exchange or scheme of arrangement) with or into, another Person in which our shareholders immediately before such transaction do not hold at least a majority of the voting power of our capital stock or surviving corporation or the parent entity of ours or surviving corporation immediately after such transaction or in which we or the surviving corporation issues securities in such transaction that represent, or are convertible into securities representing, more than a majority of the voting power of the Company immediately before such transaction, (iv) prior to the stockholder approval of the Preferred Stock Conversion Proposal, authorize or issue any class or series of stock that has powers, preferences or rights that are senior to those of the Series A Preferred Stock, (v) amend, waive or modify the Merger Agreement in any manner that would be reasonably likely to prevent, impede or materially delay stockholder approval of the Preferred Stock Conversion Proposal or the Automatic Conversion (as defined below) or (vi) enter into any agreement with respect to any of the foregoing.

At 5:00 pm Eastern time on the third business day following stockholder approval of the Preferred Stock Conversion Proposal, each share of Series A Preferred Stock will automatically convert into 1,000 shares of our common stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion; provided that following stockholder approval of the Preferred Stock Conversion Proposal, such Beneficial Ownership Limitation may be waived by each holder of Series A Preferred Stock upon written notice to the Company to be effective on the 61st day following receipt of such notice.

If at any time after the earlier of (i) the Stockholder Approval or (ii) nine months after the initial issuance of the Series A Preferred Stock, the Company fails to deliver to the holder of the Series A Preferred Stock shares of Common Stock underlying such shares of Series A Preferred Stock, then (other than in certain circumstances set forth in the Certificate of Designation), the Company will pay, at the request of such holder, an amount of cash by wire transfer of immediately available funds equal to the Fair Value (as defined in the Certificate of Designation) of such undelivered shares, provided that the Company has funds legally available for such payment.

Appointment of Dr. Gujrathi to our Board of Directors

In accordance with the Merger Agreement, on July 28, 2026, Dr. Sheila Gujrathi was appointed to the Board as a director.

Amendment of our License Agreement with Yuhan Corporation

On August 14, 2026, Yuhan Corporation executed Amendment No. 2 to our existing license agreement dated August 19, 2020 (the “Yuhan Agreement”), effective August 14, 2026, which, extended the deadline to dose the first patient in a Phase 2B clinical trial, Phase 3 clinical trial or other pivotal clinical trial by August 14, 2027.

Termination of our License Agreement with Elion Oncology, Inc.

On July 23, 2026, we terminated our License Agreement, dated August 23, 2020 with Elion Oncology, Inc. (“Elion”). Pursuant to the Settlement, the parties agreed to settle all claims in respect of our litigation regarding the Elion License Agreement and to terminate the Elion License Agreement without further obligation of either party, with us returning the PCS6422 program to Elion. In connection with the Settlement, the parties exchanged mutual releases of all claims relating to the Elion License Agreement, the PCS6422 program and the related litigation. As part of the Settlement, we agreed to pay Elion the sum of $650,000 towards Elion’s attorneys’ fees and/or other out-of-pocket costs. In addition, we agreed to grant to Elion a non-voting equity interest equal to seven and one-half percent (7.5%) of the fully diluted pre-money equity capitalization of any newly formed entity whose assets include one or more of PCS499, PCS12852, and/or PCS11T, if the formation or spin-out is completed within three hundred sixty-five (365) days following the effective date of the Settlement Agreement. On August 7, 2026, the filed stipulation became effective as a final dismissal with prejudice.

Accordingly, we will be closing our ongoing Phase 2 trial of PCS6422 in advanced/metastatic breast cancer.

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

Overview

We are a clinical-stage biotechnology company. In July 2026, we acquired Vidya Therapeutics, Inc. (“Vidya”), a clinical-stage biotechnology company developing VT-7208, a Bruton’s tyrosine kinase (“BTK”) inhibitor therapy for immune-mediated diseases with an initial focus on food allergy, chronic spontaneous urticaria (“CSU”) and relapsing multiple sclerosis (“RMS”). We are also continuing the development of our legacy pharmaceutical assets, including PCS499, PCS12852 and PCS11T, while evaluating strategic opportunities designed to maximize their clinical and long-term value.

Recent Developments

Vidya Acquisition

On July 28, 2026, we acquired Vidya, which brought Vidya’s lead asset VT-7208 into our pipeline. In connection with our acquisition of Vidya, we received $200 million in gross proceeds from a private placement financing of shares of our non-voting convertible preferred stock.  We intend to use the net proceeds of $183.3 million from the private placement to fund operations into the second half of 2029 and through key clinical milestones, including top-line data from Phase 2 proof-of-concept studies for food allergy, CSU and RMS.

Elion Settlement Agreement

On July 23, 2026, we entered into a settlement agreement with Elion Oncology, Inc. (“Elion”) to resolve all claims arising from the parties’ litigation concerning the license agreement dated August 23, 2020, relating to the commercialization of PCS6422 (the “Elion License Agreement”). Under the settlement agreement, the Elion License Agreement was terminated, the PCS6422 program was returned to Elion, and the parties exchanged mutual releases of all claims relating to the Elion License Agreement, the PCS6422 program, and the related litigation.

In connection with the settlement, we paid Elion $650,000 toward its attorneys’ fees and other out-of-pocket costs. We also agreed to grant Elion a non-voting equity interest equal to 7.5% of the fully diluted pre-money equity capitalization of any newly formed entity whose assets include one or more of PCS499, PCS12852, or PCS11T, provided that the formation or spin-out of such entity is completed within 365 days after the effective date of the settlement agreement.

As a result of the settlement and the return of the PCS6422 program to Elion, we are closing our ongoing Phase 2 clinical trial of PCS6422 in advanced or metastatic breast cancer. On August 7, 2026, the stipulation of dismissal became effective, resulting in the dismissal of the litigation with prejudice.

Other 2026 Fundraising

On February 17, 2026 where we sold 86,956 shares of our common stock to an accredited investor in a private placement transaction for $200,000. During the six months ended June 30, 2026, certain directors, officers, and employees purchased 82,205 shares of common stock for approximately $207,000. In April 2026, we also sold 50,330 shares of common stock under our ATM Offering for approximately $153,000 in net proceeds. Concurrent with the acquisition of Vidya, we entered into a definitive agreement for a private placement financing to raise approximately $200 million in gross proceeds, which we expect to use to support the advancement of VT-7208 through multiple clinical milestones, including data from a Phase 2 proof-of-concept study in food allergy anticipated in the second half of 2027, data from a Phase 2 proof-of-concept study in CSU anticipated in the first half of 2028, and data from a Phase 2 proof-of-concept study in RMS anticipated in the second half of 2028.

Our Drug Pipeline

Compound	Indications	Preclinical	Phase 1	Phase 2	Phase 3
VT-7208 (BTKi)	Food Allergy				
	CSU				
	MS				
PCS499	Primary Glomerular Disease				
PCS11T *Irinotecan Analog*	Lung, Pancreatic, Ovarian, Colorectal, Gastric, Cervical & Other Cancers				
PCS12852	Gastroparesis, Constipation Disorders

In addition to advancing the clinical-stage BTK inhibitor program in multiple indications, we continue to evaluate the development of our other legacy pharmaceutical assets PCS499, PCS12852, and PCS11T, including strategic opportunities designed to maximize the clinical and long-term value of all assets.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following table summarizes our net loss during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating Expenses
Research and development expenses	$649,877	$2,447,286	$(1,797,409)	$2,459,041	$4,035,767	$(1,576,726)
General and administrative expenses	1,686,261	1,503,497	182,764	3,208,311	2,762,006	446,305

Operating Loss	(2,336,138)	(3,950,783)		(5,667,352)	(6,797,773)

Other Income (Expense), net	(929,356)	16,865	(946,221)	(975,321)	29,450	(1,004,771)

Net Loss	$(3,265,494)	$(3,933,918)		$(6,642,673)	$(6,768,323)

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

Costs for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development salaries and benefits	$323,760	$305,057	$709,883	$696,504
Preclinical, clinical trial and other costs	326,117	2,142,229	1,749,158	3,339,263
Total	$649,877	$2,447,286	$2,459,041	$4,035,767

The decrease in research and development expenses was primarily due to a decrease in preclinical, clinical trial, and other costs related to our NGC-Cap Phase 2 trial during the three and six months ended June 30, 2026 when compared to the same period in 2025. During the six months ended June 30, 2026, we placed the study on hold while performing our interim analysis.

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

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2026 increased by approximately $183,000 to $1.7 million from $1.5 million for the three months ended June 30, 2025. This increase was due primarily to increases in professional fees of approximately $179,000; insurance expense of approximately $58,000; franchise tax expense of approximately $50,000; salaries and payroll-related expenses of $34,000; and other miscellaneous office expenses of $4,000. The increases were offset by decreases in employee stock-based expenses of $74,000; rent expense of $22,000; office and other miscellaneous expenses of $20,000; repairs and maintenance expense of $12,000; and travel expenses of $11,000. We received approximately $3,000 more in reimbursements from CorLyst during the three months ended June 30, 2026 when compared to the same period in 2025.

Our general and administrative expenses for the six months ended June 30, 2026 increased by approximately $446,000 to $3.2 million from $2.8 million for the six months ended June 30, 2025. This increase was due primarily to increases in professional fees of approximately $405,000; insurance expense of approximately $144,000; salaries and payroll-related expenses of $94,000; travel expenses of $22,000; and franchise tax expense of approximately $15,000. The increases were offset by decreases in employee stock-based expenses of $144,000; rent expense of $46,000; office and other miscellaneous expenses of $42,000; and repairs and maintenance expense of $12,000. We received approximately $10,000 less in reimbursements from CorLyst during the six months ended June 30, 2026 when compared to the same period in 2025.

Other Income/Expense

Other income/expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income	$-	$8,003	$-	$8,006
Unrealized loss on digital assets at fair value	(768,348)	-	(828,172)	-
Realized loss on sale of digital assets	(159,005)	-	(159,005)	-
Interest (expense) income, net	(2,003)	8,862	11,856	21,444
Total other (expense) income	$(929,356)	$16,865	$(975,321)	$29,450

Income Tax Benefit

We did not recognize any income tax benefit for the three and six months ended June 30, 2026 or 2025.

Cash Flows

The following table sets forth our sources and uses of cash and cash equivalents for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(5,586,580)	$(5,000,253)
Investing activities	(314,000)	-
Financing activities	559,950	10,745,548
Net (decrease) increase in cash	$(5,340,630)	$5,745,295

Net cash used in operating activities

We used net cash in our operating activities of $5.6 million and $5.0 million during the six months ended June 30, 2026 and 2025, respectively. The increase in cash used in operating activities during the first half of 2026 compared to the same period in 2025 was primarily related to the increased professional/consulting fees, insurance, payroll, and travel related expenses incurred.

As we advance VT-7208 through three Phase 2 proof-of-concept studies, and evaluate the legacy product candidates in our portfolio, we anticipate our research and development efforts and ongoing general and administrative costs will continue to generate negative cash flows from operating activities for the foreseeable future. We anticipate our clinical trial costs will increase in the second half of 2026 when compared to prior periods as we initiate Phase 2 studies of VT-7208 in food allergy and chronic spontaneous urticaria, since activities in 2025 were primarily related to the completion of our Phase 1B trial and setup of our NGC-Cap Phase 2 trial.

Net cash used in investing activities

We used $500,000 in investing activities to purchase digital assets and received $186,000 for the sale of digital assets during the six months ended June 30, 2026. We did not use any cash in investing activities during the same period in 2025.

Net cash provided by financing activities

During the six months ended June 30, 2026, we sold 219,491 shares of our common stock to an accredited investor, and certain directors, officers, and employees for cumulative net proceeds of $560,270. We used cash classified as financing activities of $320 to pay income taxes owed on stock-based compensation.

During the six months ended June 30, 2025, we sold 613,639 shares of our common stock, pre-funded warrants to purchase up to 828,388 shares of our common stock, accompanying Series A Warrants to purchase up to 322,027 shares of our common stock and Series B Warrants to purchase up to 161,014 shares of our common stock, and common accompanying warrants to purchase up to 1,120,000 shares of common stock for net proceeds of $10.7 million. We also received $100,000 from the exercise of warrants to purchase 16,000 shares of common stock. We also used cash classified as financing activities of $10,000 to pay income taxes owed on stock-based compensation, and $3,000 for payments owed under a financing lease obligation.

Liquidity

Following our acquisition of Vidya and closing of the related $200 million gross private placement (from which we received net proceeds of $183.3 million) on July 30, 2026, we believe our cash and cash equivalents will be sufficient to satisfy our cash requirements over the next 12 months and beyond. This represents a material change from what we reported in our 2025 Form 10-K that disclosed substantial doubt of our ability to continue as a going concern.

We have incurred losses since inception, currently devoting substantially all our efforts toward research and development of our product candidates, including conducting clinical trials and providing general and administrative support for these operations, and have an accumulated deficit of $107.4 million at June 30, 2026. During the six months ended June 30, 2026, we generated a net loss of $6.6 million. To date, none of our drug candidates have been approved for sale, and therefore we have not generated any product revenue and do not expect positive cash flow from operations in the foreseeable future. We will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from its operations.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2026, there have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Off Balance Sheet Arrangements

At June 30, 2026, we did not have any off-balance sheet arrangements.

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

During the six months ended June 30, 2026, there have been no changes in our critical accounting policies from those included in our most recent Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

We have evaluated recently issued accounting pronouncements and determined that there is no material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not applicable to us as a smaller reporting company and has been omitted.

Item 4. Controls and Procedures

At June 30, 2026, management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Subsequent to the quarter ended June 30, 2026, we completed the Vidya Acquisition. In connection with the Vidya Acquisition, we have begun the process of integrating Vidya’s financial processes, systems, and personnel into our system of internal control over financial reporting. We expect this integration to continue through the remainder of 2026 and to result in changes to our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On July 23, 2026, we entered into a settlement agreement with Elion Oncology, Inc. (“Elion”) to resolve all claims arising from the parties’ litigation concerning the license agreement dated August 23, 2020, relating to the commercialization of PCS6422 (the “Elion License Agreement”). Under the settlement agreement, the Elion License Agreement was terminated, the PCS6422 program was returned to Elion, and the parties exchanged mutual releases of all claims relating to the Elion License Agreement, the PCS6422 program, and the related litigation. In connection with the settlement, we paid Elion $650,000 towards its attorneys’ fees and other out-of-pocket costs. We also agreed to grant Elion a non-voting equity interest equal to 7.5% of the fully diluted pre-money equity capitalization of any newly formed entity whose assets include one or more of PCS499, PCS12852, or PCS11T, provided that the formation or spin-out of such entity is completed within 365 days after the effective date of the settlement agreement. As a result of the settlement and the return of the PCS6422 program to Elion, we are closing our ongoing Phase 2 clinical trial of PCS6422 in advanced or metastatic breast cancer. On August 7, 2026, the stipulation of dismissal became effective, resulting in the dismissal of the litigation with prejudice.

On December 3, 2024, Jason Assad and Marc Gyimesi, two of the investors in our February 2021 private offering, filed a lawsuit that has been assigned to the Commercial Division of the Supreme Court of the State of New York, New York County alleging fraud and negligent misrepresentation in connection therewith regarding alleged company communication and statements and are seeking monetary damages. In addition to being an investor, Mr. Assad was a former investor relations and communications consultant to the Company from September 1, 2021 through June 30, 2024. On April 25, 2025, the Company filed a motion to dismiss the complaint in its entirety. The motion was decided in September 2025. The court dismissed two of the three counts of the complaint (for constructive fraud and negligent misrepresentation) and dismissed that part of the remaining cause of action for fraud to the extent that it related to the retention of Plaintiffs’ investment (leaving only the portion of the claim in which Plaintiffs allege they were fraudulently induced to invest in the Company in February 2021). The court also dismissed all claims against Patrick Lin and George Ng. Processa’s and David Young’s answer was submitted during October 2025. In January 2026, Plaintiffs were granted leave to amend their complaint to add a claim for breach of contract against Processa and David Young based on the same factual allegations. Processa’s and David Young’s response to the amended complaint (a motion to dismiss) was submitted on March 2, 2026 and is still pending before the Court. In the meantime, the discovery and deposition phases of the matter are ongoing.

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

Item 1A. Risk Factors

Risks Related to the Vidya Acquisition

Our business is highly dependent on the success of VT-7208. VT-7208 will require additional clinical and manufacturing development before we may be able to seek regulatory approval for and launch a product commercially and we may not be successful in our efforts.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. Following the Vidya Acquisition, we are focusing the majority of our resources on the development of VT-7208 in food allergy, CSU and RMS and continuing the development of our legacy pharmaceutical assets, including PCS499, PCS12852 and PCS11T, while evaluating strategic opportunities designed to maximize their clinical and long-term value. If VT-7208, across the various target indications, encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timelines and business could be significantly harmed. Because we are focusing the vast majority of our resources on a single product candidate, any failure or significant delay in VT-7208’s development would have a disproportionate impact on our business, financial condition and prospects, and our other clinical-stage programs would not be able to offset such a setback.

We cannot provide you with any assurance that we will be able to successfully advance VT-7208 or any additional product candidates through the development process in any particular target indication. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

●	our product candidates may not succeed in preclinical or clinical testing;
●	a product candidate may on further study be shown to have harmful side effects, or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
●	competitors may develop alternatives that render our product candidates obsolete or less attractive;
●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	the market for a product candidate may change during our development program so that the continued development of that product candidate is no longer reasonable;
●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●

a product candidate may not be accepted as safe and/or effective by the U.S. Food and Drug Administration, and/or other applicable regulatory authorities, patients, the medical community and/or third-party payors, if applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which could have a material adverse effect on our business and could potentially cause us to cease operations.

If we do not successfully develop, secure regulatory approval for, and commercialize product candidates or collaborate with others to do so, we will not be able to obtain product revenue in future periods, which would significantly harm our financial position and adversely affect the trading price of our common stock.

Pursuant to the terms of the Vidya Acquisition, we are required to recommend that our stockholders approve the conversion of all outstanding shares of our Series A Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so we may be required to settle such shares in cash and our operations may be materially harmed.

Under the terms of the Merger Agreement and the Purchase Agreement, as promptly as practicable following the date of the Merger Agreement and pursuant to the Nasdaq Stock Market Rules, we will call and hold a meeting of our stockholders to obtain the requisite approval from our legacy stockholders for, among other things, (i) the approval, in accordance with the applicable rules of Nasdaq, of the conversion of the Series A Preferred Stock into shares of our common stock, or the Preferred Stock Conversion Proposal, (ii) the approval of a 2026 Equity Incentive Plan, subject to approval by the Board, (iii) the approval of a 2026 Employee Stock Purchase Plan, and (iv) to the extent deemed necessary or advisable by us and/or Vidya, approval of an amendment to our certificate of incorporation to effect a reverse stock split (the matters contemplated in items (i) through (iv) collectively, the “Stockholder Matters”). If we fail to receive sufficient proxies to constitute a quorum or to obtain the required vote on the Stockholder Matters, we would be required to adjourn the meeting one or more times for up to 30 days per adjournment. If stockholder approval of the Stockholder Matters is still not obtained following such adjournment(s), we will be obligated to continue soliciting stockholder approval at subsequent annual or special meetings of our stockholders, held at intervals of no more than six months, until such approvals are obtained, which would be time consuming and costly.

There can be no assurance that our legacy stockholders will approve the Stockholder Matters. Additionally, if at any time following the date that is six months following the initial issuance date of the Series A Preferred Stock, we fail to deliver to the holders of the Series A Preferred Stock shares of common stock underlying such shares of Series A Preferred Stock, (other than in certain circumstances set forth in the Certificate of Designation, as defined below) the holders of the Series A Preferred Stock would be entitled to require us to settle such undelivered shares for cash in an amount equal to the fair value of such undelivered shares of common stock at such time, as described in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, or the Certificate of Designation. If we are forced to cash settle a significant amount of the shares of our common stock underlying the Series A Preferred Stock, it could materially affect our results of operations, business and financial condition.

There is no guarantee that the Vidya Acquisition will increase stockholder value.

In July 2026, we consummated the Vidya Acquisition, pursuant to which we acquired Vidya, and we closed the 2026 Private Placement. We cannot guarantee that implementing the Vidya Acquisition and related transactions will not impair stockholder value or otherwise adversely affect our business. The Vidya Acquisition poses significant integration challenges between our businesses and employees which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Vidya Acquisition to our stockholders.

The failure to successfully integrate the businesses of our company and Vidya in the expected timeframe could adversely affect our results of operations, financial condition, and future results.

Our ability to successfully integrate the operations of our company and Vidya will depend, in part, on our ability to realize the anticipated benefits from the Vidya Acquisition. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Vidya Acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the integration of our company’s and Vidya’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. There can be no assurance that we will effectively manage the increased complexity of our business without experiencing operating inefficiencies or control deficiencies. Delays encountered in the integration process could have a material adverse effect on our expenses, operating results and financial condition, including the value of shares of our common stock.

We expect to incur substantial expenses related to the integration of Vidya.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Vidya Acquisition and the integration of Vidya. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, billing, payroll, and benefits. Both our company and Vidya have incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement, and the related ancillary agreements. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in our taking significant charges against earnings following the completion of the Vidya Acquisition, and the amount and timing of such charges are uncertain at present.

A substantial number of shares of our common stock will become available for sale and may be sold upon conversion of our Series A Preferred Stock, and additional shares may be sold by existing common stockholders, which could cause the price of our common stock to decline.

If stockholders approve the Preferred Stock Conversion Proposal, the up to 307,063,330 shares of our common stock issuable upon conversion of the Series A Preferred Stock issued in connection with the Vidya Acquisition and the 2026 Private Placement, subject to beneficial ownership limitations, will represent approximately 99.0% of the issued and outstanding shares of our common stock as of August 7, 2026, on an as-converted basis. The sale of a substantial number of shares of our securities in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock on Nasdaq. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

In addition, in the future, we may also issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could substantially increase our shares of common stock outstanding, which could adversely affect the price of our common stock on Nasdaq.

Concurrently and in connection with the execution of the Merger Agreement, certain officers, directors and stockholders of Vidya, and the directors and officers of the Company as of immediately following the Vidya Acquisition entered into lock-up agreements with the Company, pursuant to which each such stockholder will be subject to a 180-day lock-up on the sale or transfer of shares of our common stock and Series A Preferred Stock held by each such stockholder at the closing of the Vidya Acquisition, including those shares received by former Vidya securityholders in the Vidya Acquisition. Upon expiration of this 180-day lock-up period, these shares will become eligible for sale in the public market.

In connection with the closing of the 2026 Private Placement, we entered into a Registration Rights Agreement with the investors, and pursuant to the Merger Agreement, we are required to register the resale of all shares of common stock underlying the Series A Preferred Stock issued in connection with the Vidya Acquisition and the 2026 Private Placement. Under the Registration Rights Agreement, we are required to prepare and file a resale registration statement with the SEC within 75 calendar days following the closing of the 2026 Private Placement. We are obligated to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC within five business days of the date we are notified by the SEC that the registration statement will not be reviewed or will not be subject to further review (or within 60 calendar days following the filing deadline if the SEC reviews the registration statement). Once this registration statement is declared effective and the restricted securities legends on the shares issued in connection with the Vidya Acquisition and the 2026 Private Placement are removed, the shares subject to such registration statement will no longer constitute restricted securities and may be sold freely in the public markets, subject to any beneficial ownership limitations set by the holder of Series A Preferred Stock or lapse on any related contractual restrictions of any Investor. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. In addition, shares of our common stock that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act of 1933, as amended.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the Vidya Acquisition. These events may also result in investigations by the SEC or other government agencies. We may be exposed to such litigation and resulting costs in connection with the Vidya Acquisition even if no wrongdoing occurred.

Furthermore, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. The market price of our common stock may be volatile, and we may be the target of this type of litigation in the future.

Litigation is usually expensive and diverts management’s attention and resources from other business concerns, which could adversely affect our business and cash resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2026, we sold 64,409 shares of common stock to officers for $162,000. The shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of the Securities Act, Rule 701 promulgated under the Securities Act or Regulation D promulgated under the Securities Act, relating to transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Amendment No. 2 to License Agreement with Yuhan Corporation
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*++	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	XBRL Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Dated: August 14, 2026

By:	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 14, 2026

